Form 10-Q
period 1996-06-30
CARRAMERICA REALTY CORP
filed 1996-08-14
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED June 30, 1996
                                           -------------


                           COMMISSION FILE NO. 1-11706
                                               -------

                         CARRAMERICA REALTY CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                                52-1796339
- ----------------------------------    -----------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)


             1700 Pennsylvania Avenue, N.W., Washington, D.C. 20006
- --------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)


   Registrant's telephone number, including area code (202) 624-7500
                                                       --------------

                                       N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


            Number of shares outstanding of each of the registrant's
                 classes of common stock, as of August 14, 1996:

               Common Stock, par value $.01 per share: 35,462,183
- --------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

               YES        X                         NO
                       ------                                -------

                                      Index


                                                                                    Page
                                                                                    ----
Part I:  Financial Information
- ------------------------------

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica
         Realty Corporation and subsidiaries as of June 30,
         1996 (unaudited) and December 31, 1995.......................................4

         Condensed consolidated statements of operations of
         CarrAmerica Realty Corporation and subsidiaries for the
         three months ended June 30, 1996 and 1995 (unaudited)........................5

         Condensed consolidated statements of operations of
         CarrAmerica Realty Corporation and subsidiaries for the
         six months ended June 30, 1996 and 1995 (unaudited)..........................6

         Condensed consolidated statements of cash flows of
         CarrAmerica Realty Corporation and subsidiaries for the
         three months ended June 30, 1996 and 1995 (unaudited)........................7

         Condensed consolidated statements of cash flows of
         CarrAmerica Realty Corporation and subsidiaries for the
         six months ended June 30, 1996 and 1995 (unaudited)..........................8

         Notes to condensed consolidated financial statements...................9 to 15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................16 to 24


Part II: Other Information
- --------------------------

Item 1.  Legal Proceedings...........................................................25

Item 2.  Changes in Securities.......................................................25

Item 3.  Defaults Upon Senior Securities.............................................25

Item 4.  Submission of Matters to a Vote of Security Holders.........................25

Item 5.  Other Information.....................................................25 to 26

Item 6.  Exhibits and Reports on Form 8-K............................................26

                                     Part I


Item 1.  Financial Information
         ---------------------

         The information furnished in the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries (the Company) reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

         The aforementioned financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    As of June 30, 1996 and December 31, 1995
- --------------------------------------------------------------------------------

(Unaudited and in thousands, except per common share amounts)

                                                             June 30, 1996        December 31,
                                                              (Unaudited)             1995
                                                             ----------------    ----------------

Assets
- ------
Rental property (note 1):
   Land                                                         $  188,469          115,565
   Buildings                                                       565,872          301,537
   Tenant improvements                                              81,278           60,060
   Furniture, fixtures and equipment                                 2,680            3,427
                                                              -------------       ------------
                                                                   838,299          480,589
   Less - accumulated depreciation                                (105,726)         (98,873)
                                                              -------------       ------------
      Total rental property                                        732,573          381,716
                                                              -------------       ------------

Cash and cash equivalents                                           13,022            9,217
Restricted cash and cash equivalents (note 2)                        8,634            2,249
Accounts receivable and notes receivable                             8,921            8,728
Accrued straight-line rents                                         22,582           22,437
Investments                                                         11,045           10,745
Land held for development                                            9,605             --
Tenant leasing costs, net                                           10,467           10,746
Deferred financing costs, net                                        3,081            2,267
Prepaid expenses and other assets, net                              18,737           10,755
                                                              -------------       ------------
                                                                $  838,667          458,860
                                                              =============       ============

Liabilities, Minority Interest, and Stockholders' Equity
- --------------------------------------------------------
Liabilities:
   Mortgages and notes payable (note 2)                            452,993          317,374
   Accounts payable and accrued expenses                            11,363            9,357
   Rent received in advance and security deposits                    3,177            1,736
                                                              -------------       ------------
         Total liabilities                                         467,533          328,467
                                                              -------------       ------------

Minority interest (note 3)                                          34,498           34,850

Stockholders' equity:
   Common  stock,  $.01 par  value,  authorized  90,000,000
    shares,  issued and outstanding 25,200,469 at June 30,
    1996 and 13,409,177 at December 31, 1995                           252              134
   Additional paid in capital                                      372,070          126,835
   Cumulative dividends paid in excess of net income               (35,686)         (31,426)
                                                               ------------       ------------
         Total stockholders' equity                                336,636           95,543
                                                               ------------       ------------
   Commitments (note 4)
                                                                $  838,667          458,860
- ---------------------------------------------------------     =============       ============

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 1996 and 1995
- --------------------------------------------------------------------------------

(Unaudited and in thousands, except per common share amounts)


                                                                       1996        1995
                                                                       ----        ----
Real estate operating revenue:
     Rental revenue (note 4):
         Minimum base rent                                           $ 29,164     19,816
         Recoveries from tenants                                        2,475      1,244
         Parking and other tenant charges                               1,145      1,081
                                                                       ------     -------
              Total rental revenue                                     32,784     22,141
    Real estate service income                                          2,904      2,626
                                                                      -------     -------
              Total revenue                                            35,688     24,767
                                                                      -------     -------
Real estate operating expenses:
    Property operating expenses:
         Operating expenses                                             7,416      5,028
         Real estate taxes                                              3,053      2,256
    Interest expense                                                    7,414      5,428
    General and administrative                                          3,910      2,684
    Depreciation and amortization                                       8,615      4,342
                                                                        -----    -------
              Total operating expenses                                 30,408     19,738
                                                                       ------     ------

              Real estate operating income                              5,280      5,029
                                                                        -----    -------
Other operating income (expense):
    Interest Income                                                       513        264
    Equity in earnings (losses) of
         unconsolidated partnerships                                      160        (35)
                                                                     --------    -------

              Total other operating income                                673        229
                                                                     --------    -------
              Net operating income before minority interest
                and extraordinary item                                  5,953      5,258

Minority interest (note 3)                                             (1,212)    (1,574)
                                                                     --------      -------

              Income before extraordinary item                          4,741      3,684
Extraordinary item-loss on early extinguishment of debt                  (484)       --
                                                                     --------     --------

              Net income                                            $   4,257      3,684
                                                                        =====     ========
              Net income per common share:
                  Income before extraordinary item                       0.22       0.28
                  Extraordinary item-loss on early
                    extinguishment of debt                              (0.02)       --
                                                                      -------     -------
              Net income per common share                           $    0.20       0.28
                                                                     ========     ========

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1996 and 1995
- --------------------------------------------------------------------------------

(Unaudited and in thousands, except per common share amounts)


                                                                           1996           1995
                                                                           ----           ----
Real estate operating revenue:
     Rental revenue (note 4):
         Minimum base rent                                              $   51,077        39,328
         Recoveries from tenants                                             4,510         2,415
         Parking and other tenant charges                                    2,546         2,194
                                                                           -------        -------
              Total rental revenue                                          58,133        43,937
    Real estate service income                                               5,631         5,108
                                                                           -------        -------
              Total revenue                                                 63,764        49,045
                                                                            ------        ------
Real estate operating expenses:
    Property operating expenses:
         Operating expenses                                                 13,647         9,986
         Real estate taxes                                                   5,812         4,818
    Interest expense                                                        13,946        10,685
    General and administrative                                               6,659         5,294
    Depreciation and amortization                                           14,099         8,727
                                                                          --------        -------
              Total operating expenses                                      54,163        39,510
                                                                            ------        ------
              Real estate operating income                                   9,601         9,535
                                                                           -------        ------
Other operating income (expense):
    Interest Income                                                            819           547
    Equity in earnings (losses) of
         unconsolidated partnerships                                           258           (76)
                                                                         ---------        --------

              Total other operating income                                   1,077           471
                                                                         ---------        --------
              Net operating income before minority interest
                  and extraordinary income                                  10,678        10,006

Minority interest (note 3)                                                  (2,602)       (3,065)
                                                                         ---------        -------

              Income before extraordinary item                              8,076          6,941
Extraordinary item-loss on early extinguishment of debt                      (484)            --
                                                                         ---------        --------

              Net income                                             $      7,592          6,941
                                                                         =========        ========

              Net income per common share:
                  Income before extraordinary item                           0.46           0.52
                  Extraordinary item-loss on early
                     extinguishment of debt                                 (0.03)            --
                                                                         ---------        ---------
              Net income per common share                            $       0.43           0.52
                                                                         =========        =========

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the Three Months Ended June 30, 1996 and 1995
- --------------------------------------------------------------------------------

(Unaudited and in thousands)


                                                                               1996             1995
                                                                               ----             ----
  Cash flows from operating activities:
     Net income                                                           $     4,257            3,684
                                                                            ------------     ------------

     Adjustments  to  reconcile  net income to net cash  provided by  operating  activities:
        Depreciation and amortization                                           8,615            4,342
        Minority interest in income                                             1,212            1,574
        Equity in (earnings) losses of unconsolidated partnerships               (153)              43
        Extraordinary Item-loss on early extinguishment of debt                   484              --
        Decrease (increase) in accounts receivable                               (723)             433
        Increase in accrued straight-line rents                                    19              453
        Additions to tenant leasing costs                                        (743)            (260)
        Increase in prepaid expenses and other assets                          (6,169)            (302)
        Increase in accounts payable and accrued expenses                       5,402              516
        Decrease in rent received in advance and security deposits               (882)            (529)
                                                                            ------------     ------------

           Total adjustments                                                    7,062            6,270
                                                                            ------------     ------------

           Net cash provided by operating activities                           11,319            9,954
                                                                          ------------     ------------

  Cash flows from investing activities:

     Acquisition of real estate service contracts                              (1,750)             (80)
     Acquisitions of property                                                (144,109)             --
     Additions to rental property                                                (867)          (2,159)
     Investments in unconsolidated partnerships                                  (896)            (822)
     Distributions from unconsolidated partnerships                             1,401            1,226
     Decrease (increase) in restricted cash and cash equivalents               (6,578)             607
                                                                            ------------     ------------

           Net cash used by investing activities                             (152,799)          (1,228)
                                                                            ------------     ------------

  Cash flows from financing activities:
     Net proceeds from sale of common stock                                   244,692              --
     Net proceeds from exercise of options                                         17              --
     Borrowings on mortgages payable                                          136,000            3,000
     Dividends paid                                                            (5,938)          (5,830)
     Repayment of mortgages payable                                          (237,396)            (459)
     Additions to deferred financing costs                                     (1,333)             (16)
     Distributions to minority interest                                        (1,773)          (1,949)
                                                                            ------------     ------------

           Net cash provided (used) by financing activities                   134,269           (5,254)
                                                                            ------------     ------------

           Increase (decrease) in unrestricted cash and cash equivalents       (7,211)           3,472
  Unrestricted cash and cash equivalents, beginning of the period              20,233           10,690
                                                                            ------------     ------------
  Unrestricted cash and cash equivalents, end of the period               $    13,022           14,162
                                                                            ============     ============

  Supplemental disclosure of cash flow information:

     Cash paid for interest, net of capitalized interest
        of $226 and $0 for the three months ended
        June 30, 1996 and 1995, respectively.                             $     7,398            5,426
                                                                           ============     ============

     During the three month period ended June 30, 1996, the Company assumed $57.4 million of mortgages payable and issued $.3 million of Units in connection with acquisitions of office properties.


See accompanying notes to condensed consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
- --------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                               1996              1995
                                                                               ----              ----
  Cash flows from operating activities:
     Net income                                                           $     7,592            6,941
                                                                            ------------     -----------
     Adjustments  to  reconcile  net income to net cash  provided by operating activities:

        Depreciation and amortization                                          14,099            8,727
        Minority interest in income                                             2,602            3,065
        Equity in (earnings) losses of unconsolidated partnerships               (244)              91
        Extraordinary item-loss on early extinguishment of debt                   484              --
        Increase in accounts receivable                                          (193)            (708)
        (Increase) decrease in accrued straight-line rents                       (145)             884
        Additions to tenant leasing costs                                      (1,025)            (388)
        Increase in prepaid expenses and other assets                          (7,277)            (680)
        Increase in accounts payable and accrued expenses                       2,986              229
        Increase (decrease) in rent received in advance and
          security deposits                                                     1,441             (235)
                                                                            ------------     -----------
           Total adjustments                                                   12,728           10,985
                                                                            ------------     -----------
           Net cash provided by operating activities                           20,320           17,926
                                                                            ------------     -----------
  Cash flows from investing activities:

     Acquisition of real estate service contracts                              (1,750)          (7,419)
     Acquisition of property                                                 (312,265)             --
     Additions to rental property                                              (1,836)          (4,960)
     Investments in unconsolidated partnerships                                (1,464)          (2,777)
     Acquisition of minority interest                                              (3)             --
     Distributions from unconsolidated partnerships                             1,408            1,341
     Increase in restricted cash and cash equivalents                          (6,385)            (220)
     Notes receivable issued                                                     --             (1,500)
                                                                            ------------     -----------

           Net cash used by investing activities                             (322,295)         (15,535)
                                                                            ------------     -----------

  Cash flows from financing activities:

     Net proceeds from sale of common stock                                   244,692              --
     Net proceeds from exercise of options                                         17              --
     Borrowings on mortgages and notes payable                                316,000            9,720
     Contributions from minority interests                                       --                 17
     Dividends paid                                                           (11,852)         (11,633)
     Repayment of mortgages and notes payable                                (237,813)            (904)
     Additions to deferred financing costs                                     (1,694)             (16)
     Distributions to minority interest                                        (3,570)          (3,875)
                                                                            ------------     -----------

           Net cash provided (used) by financing activities                   305,780           (6,691)
                                                                            ------------     -----------

           Increase (decrease) in unrestricted cash and cash equivalents        3,805           (4,300)
  Unrestricted cash and cash equivalents, beginning of the period               9,217           18,462
                                                                            ------------     -----------
  Unrestricted cash and cash equivalents, end of the period               $    13,022           14,162
                                                                            ============     ===========

  Supplemental disclosure of cash flow information:


     Cash paid for interest, net of capitalized interest
      of $452 and $0 for the six months ended
      June 30, 1996 and 1995 respectively.                                $    13,815           10,599
                                                                            ============     ===========

     On January 31, 1996, the Company issued 40,909 Class A Units of Carr Realty, L.P., valued at approximately $1 million, as payment of a liability.

     During the six month period ended June 30, 1996, the Company assumed $57.4 million of mortgages payable and issued $.3 million of Units in connection with acquisitions of office properties.

See accompanying notes to condensed consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
- --------------------------------------------------------------------------------

(1)      Organization, Business and Summary of Significant Accounting Policies

         (a)      Organization and Business

                  CarrAmerica Realty Corporation (formerly Carr Realty Corporation) (the Company) is a self-administered and self-managed equity real estate investment trust (REIT), organized under the laws of Maryland, which owns, develops, acquires and operates office buildings.


         (b)      Principles of Consolidation

                   The accounts of the Company and its majority-owned subsidiaries are consolidated in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. As used hereafter, the Company refers to CarrAmerica Realty Corporation and its consolidated subsidiaries.


         (c)      Interim Financial Statements

                  The information furnished reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal, recurring nature.


         (d)      Rental Property

                  Rental property is recorded at cost less accumulated depreciation (which is less than the net realizable value of the property). Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

                      Base building.................   20 to 50 years
                      Building components...........   7 to 20 years
                      Tenant improvements...........   Terms of the leases or
                                                          useful lives,
                                                          whichever is shorter
                      Furniture, fixtures and
                         equipment..................   5 to 15 years

                  Expenditures  for  maintenance  and  repairs  are  charged  to
                  operations   as   incurred.    Significant   renovations   are
                  capitalized.

         (e)      Tenant Leasing Costs

                  Fees and costs incurred in the successful negotiation of leases have been deferred and are being amortized on the straight-line basis over the terms of the respective leases.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
- --------------------------------------------------------------------------------


         (f)      Deferred Financing Costs

                  Deferred financing costs include fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective loans on a basis which approximates the interest method.

         (g)      Fair Value of Financial Instruments

                  The carrying amount of the following financial instruments approximates fair value because of their short-term maturity: cash and cash equivalents; accounts and notes receivable; accounts payable and other liabilities; and accrued expenses.

         (h)      Real Estate Service Contracts and Other Intangible Assets

                  Real estate service contracts and other intangible assets, including goodwill, represent the purchase price of net assets of real estate service operations acquired and are amortized on the straight-line basis over the expected lives of the respective real estate service contracts. Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on the straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment loss, if any, is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are not achieved.

         (i)      Revenue Recognition

                  The Company reports base rental revenue for financial statement purposes straight-line over the terms of the respective leases. Accrued straight-line rents represent the amount that straight-line rental revenue exceeds rents collected in accordance with the lease agreements. Management, considering current information and events regarding the tenants' ability to fulfill their lease obligations, considers accrued straight-line rents to be impaired if it is probable that the Company will be unable to collect all rents due according to the contractual lease terms. If accrued straight-line rents associated with a tenant are considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows. Impairment losses, if any, are recorded through a loss on the write-off of assets. Cash receipts on impaired accrued straight-line rents are applied to reduce the remaining outstanding balance and as rental revenue, thereafter.

                  The Company receives monthly management fees generally equal to 2% to 3% of the gross monthly revenue of each property it manages. Management fees are recognized as revenue as they are earned.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
- --------------------------------------------------------------------------------


                  The Company receives monthly leasing fees generally equal to 1.5% to 2.0% of the gross monthly revenue of certain properties it manages. These leasing fees are recognized as revenue as they are earned. For certain other managed properties, leasing commissions are received at the time a lease is executed or at lease commencement. Such leasing fees are recognized as revenue upon lease execution or lease commencement, when earned.

         (j)      Income and Other Taxes

                  The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and certain of its subsidiaries in the accompanying condensed consolidated financial statements.

                  Certain consolidated subsidiaries of the Company are subject to District of Columbia franchise tax. These consolidated subsidiaries file separate tax returns and are subject to federal and state income taxes. Income taxes are accounted for using the asset and liability method of accounting. These taxes are recorded as general and administrative expenses in the accompanying condensed consolidated financial statements.

         (k)      Investments in Unconsolidated Partnerships

                  The  Company  uses the  equity  method of  accounting  for its
                  investments  in  and  earnings   (losses)  of   unconsolidated
                  partnerships.

         (l)      Per Share Data

                   The computation of earnings per share in each year is based upon the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. The weighted average number of shares used in computing earnings per share was 21,426,996 and 13,340,463 for the three month periods ended June 30, 1996 and 1995, respectively, and 17,500,856 and 13,305,095 for the six month periods ended June 30, 1996 and 1995, respectively.

         (m)      Cash Equivalents

                  For the purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         (n)      Use of Estimates

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
- --------------------------------------------------------------------------------


 (2)     Mortgages and Notes Payable

         Mortgages and notes payable generally require monthly principal and/or interest payments. Following is a summary of the Company's mortgages and notes payable as of June 30, 1996 and December 31, 1995 (in thousands):


                                                                                       June 30,        December 31,
                                                                                        1996              1995
                                                                                      ---------     -----------------

            Mortgages payable to The Northwestern  Mutual Life Insurance Company
               (NML);  bearing  interest at rates  ranging  from 7.55 percent to
               8.80 percent;  interest only is payable monthly through  February
               1, 1998;  thereafter  principal  and  interest  payments  are due monthly based on a 25-year amortization schedule through maturity in February, 2003.
                                                                                      $  183,500           183,500

            Mortgage payable to NML;  bearing  interest at 8.90 percent monthly;
               principal and interest payments of $346 thousand through maturity in June 2002;  additional  annual principal  curtailments of $500 thousand are due through  2000, $2 million in 2001 and $1 million in 2002.
                                                                                          38,846            39,377

            Mortgages payable to the Aid  Association  for Lutherans (AAL) under two notes; $16.5  million note  bearing  interest at 9.50 percent requires monthly principal and interest payments of $144 thousand through maturity on July 1, 2017; callable after June 30, 2002 by
               AAL; $21.6 million note bearing interest at 8.25 percent requires monthly  principal and interest payments of $138 thousand through
               maturity on July 15, 2019; callable by AAL after July 1, 2004.             32,815            33,050


            Mortgage payable to  NationsBank, N.A.; $35.0 million  interest only note bearing  interest at 1.75 percent above the London Interbank
               Offered Rate (LIBOR); repaid in full on April 30, 1996.                       --             35,000

            Mortgage payable to NationsBank, N.A.; bearing
               interest at 2.00 percent above the LIBOR rate;
               repaid in full on April 30, 1996.                                             --             20,000




                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
- --------------------------------------------------------------------------------


                                                                                         June 30,            December 31,
                                                                                           1996                  1995
                                                                                        -------------      -----------------

            Note  payable  to  Morgan   Guaranty   Trust  Company  of  New  York
               ("Morgan");  $215.0 million  unsecured  credit  facility  bearing interest, as selected by the Company, at either (i) the higher of the prime interest rate or the sum of .5 percent plus the Federal
               Funds  Rate for such day or (ii) an  interest  rate equal to 1.75
               percent above  LIBOR.                                                     134,000                 --

            Mortgage   payable   to   Salomon  Brothers  Realty   Corp.  bearing
               interest at 8.375  percent;  principal  and interest  payments of
               $221 thousand are due monthly through maturity in January 2006. *          28,182                 --

            Mortgage  payable to CBA  Conduit,  Inc.;  bearing  interest at 7.96 percent;  interest only payments of $194 thousand are due monthly
               through maturity in December 2003.                                         29,250                 --

            Mortgage  payable to The Riggs  National Bank of  Washington,  D.C.;
               bearing interest at 7.50 percent; principal and interest payments of  $49  thousand are due monthly through  maturity  in  February
               1999.                                                                       6,400               6,447
                                                                                     -----------           -----------
                                                                                   $     452,993             317,374
                                                                                     ============          ===========

         As of June 30, 1996, the scheduled maturities of mortgages payable for years ended December 31 are as follows (in thousands):

                 1996                          $     1,103
                 1997                                2,249
                 1998                              138,172
                 1999                               11,116
                 2000                                5,450
                 Thereafter                        294,903
                                                 -----------
                                               $   452,993
                                                 ===========

         Restricted cash and cash equivalents primarily consist of escrow deposits required by lenders to be used for future building renovations, tenant improvements, or as additional collateral for a loan or for letters of credit.

         * This mortgage payable is held by Carr Redmond Corporation, a wholly-owned subsidiary of the Company which owns the Redmond East office campus. The accounts of Carr Redmond Corporation are consolidated in the Company's financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
- --------------------------------------------------------------------------------


(3)      Minority Interest

         In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing dividend paying Units and non-dividend paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-dividend paying Units are not entitled to any distributions until they automatically convert into dividend paying Units at various dates in the future. Each dividend paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a dividend paying Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the three and six month periods ended June 30, 1996, 24,070 and 162,385 dividend paying Units, of Carr Realty, L.P. or CarrAmerica Realty, L.P., respectively, were redeemed for common stock of the Company.


         The  following  table  sets  forth  the  operating   partnership  Units
         outstanding at June 30, 1996 and December 31, 1995:


                                                          June 30,            December 31,
                                                            1996                  1995
                                                      -----------------     ------------------
            Operating partnership Units
                 owned by the Company                     14,943,722            13,409,177

            Operating partnership Units owned by
                 minority interest:
                     Dividend paying Units                 3,969,591             4,079,615
                     Non-dividend paying Units               667,745               667,745
                                                       ---------------         ------------


            Total operating partnership
                 Units outstanding                        19,581,058            18,156,537
                                                      ===============        =============


         Minority interest in the accompanying condensed consolidated financial statements relates primarily to holders of dividend paying and non-dividend paying Units.


(4)      Lease Agreements

         The Company receives minimum rentals under noncancelable tenant leases. Certain leases provide for additional rentals based on increases in the Consumer Price Index (CPI) and increases in operating expenses. The increased rentals from operating expenses are generally payable in equal installments throughout the year, based on estimated increases, with any differences being adjusted in the succeeding year.

(5)      Transactions With Affiliates


         In May 1996, the Company purchased the development business of The Oliver Carr Company for $1.75 million. The principal shareholder of The Oliver Carr Company is also a director, officer and shareholder of the Company.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
- --------------------------------------------------------------------------------


(6)      Subsequent Events

         On July 24, 1996, the Company sold 7,475,000 shares of common stock to the public and 2,785,714 shares of common stock to a wholly-owned subsidiary of Security Capital U. S. Realty ("US Realty"), a current shareholder, in a concurrent private sale, at a price of $22.00 per share. The proceeds derived from the sale of the common stock, net of transaction costs of approximately $9.5 million, were $216.2 million. No underwriting discount was applied to any shares purchased by US Realty directly from the Company or in the public offering. The net proceeds were used to (a) repay $168.0 million outstanding on the Company's unsecured line of credit, and (b) fund $48.2 million of the purchase price of a transaction involving the acquisition of 10 office buildings in Austin, Texas.

         From July 1, 1996 to August 14, 1996, the Company has acquired 27 operating office properties, totaling approximately 1.5 million square feet, land, and options to purchase additional land which will support the development of up to 2.4 million square feet of additional office space. The total purchase price for the properties, land, and options was $189.7 million.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
- --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The  following   discussion   is  based   primarily  on  the  Condensed
Consolidated Financial Statements of CarrAmerica Realty Corporation and subsidiaries (the Company) as of June 30, 1996 and December 31, 1995, and for the three and six months ended June 30, 1996 and 1995. This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal, recurring nature.



Results of Operations - Three Months Ended June 30, 1996 and 1995

Real Estate Operating Revenue

         Total real estate operating revenue increased $10.9 million, or 44.1%, to $35.7 million for the three months ended June 30, 1996 as compared to $24.8 million for the three months ended June 30, 1995. The increase in revenue was primarily attributable to a $10.6 million and a $.3 million increase in rental revenue and real estate service revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions since the second quarter of 1995 which contributed approximately $11.5 million of additional rental revenue in the three month period ended June 30, 1996. Rental revenue from properties that were fully operating throughout both periods decreased by approximately $.9 million as a result of increased vacancies experienced in these properties. Real estate service revenue increased by $.3 million, or 10.6%, for the three months ended June 30, 1996 to $2.9 million as compared to $2.6 million for the three months ended March 31, 1995, primarily as a result of development fees earned by Carr Development & Construction, Inc., which was acquired by the Company in May 1996.


Real Estate Operating Expenses

         Total real estate operating expenses increased $10.7 million for the three months ended June 30, 1996, or 54.1%, to $30.4 million as compared to $19.7 million for the three months ended June 30, 1995. The net increase in operating expenses was attributable to a $3.2 million increase in property operating expenses, a $2.0 million increase in interest expense, a $1.2 million increase in general and administrative expenses, and a $4.3 million increase in depreciation and amortization. The increase in property operating expenses was primarily attributable to $2.7 million in operating expenses associated with property acquisitions since the second quarter of 1995. Exclusive of operating expenses attributable to new property acquisitions, property operating expenses increased $.5 million for the three months ended June 30, 1996 predominately as a result of higher real estate tax assessments and repairs and maintenance costs. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's new business strategy, the addition of approximately $.4 million of expenses associated with Carr Development & Construction, Inc., and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
- --------------------------------------------------------------------------------


Other Operating Income (Expense)

         Other operating income increased $.5 million for the three months ended June 30, 1996, to $.7 million as compared to $.2 million for the three months ended June 30, 1995, primarily due to an increase in interest income and the addition of equity in earnings of CC-JM II Associates. The Company is a 50% venturer in this entity, which constructed the Booz-Allen & Hamilton Building that was placed in service in January 1996.


Net Income

         Net income of $4.3 million was earned for the three months ended June 30, 1996 as compared to $3.7 million during the three month period ended June 30, 1995. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.


Cash Flows

         Net cash provided by operating activities increased $1.4 million, or 13.7%, to $11.3 million for the three months ended June 30, 1996 as compared to $9.9 million for the three months ended June 30, 1995, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $151.6 million, to $152.8 million for the three months ended June 30, 1995 as compared to $1.2 million for the three months ended June 30, 1995, primarily as a result of capital deployed by the Company for acquisitions of office properties. Net cash provided by financing activities increased $139.5 million to $134.3 million provided for the three months ended June 30, 1996 as compared to $5.2 million used for the three months ended June 30, 1996, primarily as a result of the net borrowings necessary for the Company's acquisitions.


Results of Operations - Six Months Ended June 30, 1996 and 1995

Real Estate Operating Revenue

         Total real estate operating revenue increased $14.7 million, or 30.0%, to $63.8 million for the six months ended June 30, 1996 as compared to $49.1 million for the six months ended June 30, 1995. The increase in revenue was primarily attributable to a $14.2 million and a $.5 million increase in rental revenue and real estate service revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions since the second quarter of 1995 which contributed approximately $15.1 million of additional rental revenue in the six month period ended June 30, 1996. Rental revenue from properties that were fully operating throughout both periods decreased by approximately $.9 million due to increased vacancies experienced in those properties. Real estate service revenue increased by $.5 million, or 10.2%, for the six months ended June 30, 1996 to $5.6 million as compared to $5.1 million for the six months ended June 30, 1995. The increase was primarily as a result of an increase in leasing commissions earned in the first quarter of 1996 and development fees earned by Carr Development & Construction, Inc., which was acquired by the Company in May 1996.


Real Estate Operating Expenses

         Total real estate operating expenses increased $14.7 million for the six months ended June 30, 1996, or 37.1%, to $54.2 million as compared to $39.5 million for the six months ended June 30, 1995. The net increase in operating expenses was attributable to a $4.6 million increase in property operating expenses, a $3.3 million increase in interest expense, a $1.4 million increase in general and administrative expenses, and a $5.4 million increase in depreciation and amortization. The increase in property operating expenses was primarily attributable to $4.0

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
- --------------------------------------------------------------------------------


million in operating expenses associated with property acquisitions since December 31, 1995. Exclusive of operating expenses attributable to new property acquisitions, property operating expenses increased by $.6 million for the six months ended June 30, 1996 predominately as a result of higher real estate tax assessments and repairs and maintenance costs. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's new business strategy, the addition of approximately $.4 million of expenses associated with Carr Development & Construction, Inc., and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

Other Operating Income (Expense)

         Other operating income increased $.6 million for the six months ended June 30, 1996, to $1.1 million as compared to $.5 million for the six months ended June 30, 1995; primarily due to an increase in interest income and the addition of equity in earnings of CC-JM II Associates. The Company is a 50% venturer in this entity, which constructed the Booz-Allen & Hamilton Building that was placed in service in January 1996.


Net Income


         Net income of $7.6 million was earned for the six months ended June 30, 1996 as compared to $6.9 million during the six month period ended June 30, 1995. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.


Cash Flows


         Net cash provided by operating activities increased $2.4 million, or 13.4%, to $20.3 million for the six months ended June 30, 1996 as compared to $17.9 million for the six months ended June 30, 1995, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $306.8 million, to $322.3 million for the six months ended June 30, 1995 as compared to $15.5 million for the six months ended June 30, 1995, primarily as a result of capital deployed by the Company for acquisitions of office properties. Net cash provided by financing activities increased $312.5 million to $305.8 million provided for the six months ended June 30, 1996 as compared to $6.7 million used for the six months ended June 30, 1996, primarily as a result of the net borrowings necessary for the Company's acquisitions.


Acquisition and Development Activities


         During the quarter ended June 30, 1996, the Company acquired $199.4 million of office properties totaling 1,958,000 square feet. The Company acquired one office property in Orange County, California totaling approximately 104,000 square feet, six office properties in Southeast Denver totaling approximately 737,000 square feet, one office property in Northern Virginia totaling approximately 88,000 square feet, ten properties in suburban Seattle totaling approximately 396,000 square feet, two properties in suburban Chicago totaling approximately 514,000 square feet and one property in Austin totaling approximately 119,000 square feet.

         In addition, the Company acquired land in suburban Denver and suburban Chicago which will support the development of up to 100,000 and 900,000 square feet of office space, respectively.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
- --------------------------------------------------------------------------------


Liquidity and Capital Resources


         The Company's total indebtedness at June 30, 1996 was $453.0 million, of which $134.0 million, or 29.6%, had a LIBOR-based floating interest rate. The Company's fixed rate indebtedness had a weighted average interest rate of 8.4% and had a weighted average term to maturity of 6.8 years. In addition to the indebtedness outstanding, the Company can borrow up to an additional $81.0 million under its unsecured revolving line of credit which bears a LIBOR-based floating interest rates (see below). Based upon the Company's total market capitalization at June 30, 1996 of $1,170.1 million (the stock price was $24.00 per share and the total shares/Units outstanding were 29,837,805), the Company's debt represented 38.8% of its total market capitalization. The Company repaid all of its floating rate debt on July 24, 1996 with a portion of the proceeds from the sale of common stock. The Company has since drawn $44.0 million on its unsecured line of credit in conjunction with various acquisitions.

         On May 22, 1996, the Company obtained a $215.0 million unsecured credit facility from Morgan Guaranty Trust Company of New York. The Company intends to use the line of credit to finance acquisitions and development activities, for capital expenditures and for working capital purposes. As of June 30, 1996, approximately $134.0 million had been advanced under the line of credit.

         The Company's operating properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvement projects. The Company has recently completed large-scale renovations of certain of the Company's Washington, D.C. properties to improve these properties' market position and to bring the properties into compliance with certain new local and federal laws. As a result, the Company expects that general capital expenditures for its Washington, D.C. properties will be lower than the general capital expenditures the Company has incurred for these properties over the last three years. The Company has recently begun renovating several garages at its Washington, D.C. properties at an estimated total cost of approximately $3.5 million, or $1.45 per square foot of the Company's Washington, D.C. properties, to be spent over the next two years. Exclusive of the garage renovations, general capital expenditures for the Company's Washington, D.C. properties are expected to be approximately $1.0 million or less annually, or $.40 less per square foot annually. With respect to the Company's recent acquisitions in select suburban growth markets, the Company expects that the annual capital expenditures for these properties will be substantially less than the Company has incurred for its Washington, D.C. properties. Based on current market conditions in its target markets, the Company expects that tenant-related capital expenditures for its recent acquisitions will be approximately $7.75 to $8.25 per square foot leased for leases entered into in the next 12 months. The Company expects that this amount should decline if market conditions in its target markets continue to improve. The Company believes that general capital expenditures will average approximately $.30 per square foot owned on an annual basis for its recent acquisitions. The Company anticipates funding the capital requirements of its Washington, D.C. properties and of its new acquisitions with cash flow from operations and, if necessary, with proceeds from its line of credit.

         The Company's estimates regarding capital expenditures set forth above are forward-looking information representing the Company's best estimates based on currently available information. As with any estimates, they are based on a number of assumptions, any of which, if unrealized, could adversely affect the accuracy of the estimates. These assumptions include that (i) the Company experiences tenant retention rates consistent with its expectations, (ii) the supply/demand characteristics for office space in the Company's target markets do not vary materially from the Company's expectations, (iii) leasing commissions associated with obtaining new tenants or retaining existing tenants are consistent with the Company's past experience and future expectation, and
(iv) the Company does not acquire operating office properties in the future that require substantial renovations.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
- --------------------------------------------------------------------------------

         Net cash provided by operating activities was $11.3 million for the three months ended June 30, 1996, compared to $9.9 million for the three months ended June 30, 1995. The increase in net cash provided by operating activities was primarily as a result of acquisitions made by the Company. The Company's investing activities used approximately $152.8 million and $1.2 million for the three months ended June 30, 1996 and 1995, respectively. The Company's investment activities included the acquisitions of office buildings for approximately $144.1 million for the three months ended June 30, 1996, as compared to no acquisition activity during the same period in 1995. Additionally, the Company invested approximately $.9 million and $2.2 million in the existing real estate assets for the three months ended June 30, 1996 and 1995, respectively. Net of distributions to the Company's shareholders and minority interests, the Company's financing activities provided net cash of $142.0 million and $2.5 million for the three months ended June 30, 1996 and 1995 respectively. For the three months ended June 30, 1996, the Company borrowed approximately $136.0 million to provide adequate capital for the Company's investing activities, as compared to approximately $3.0 million for the three months ended June 30, 1995.

         Net cash provided by operating activities was $20.3 million for the six months ended June 30, 1996, compared to $17.9 million for the six months ended June 30, 1995. The increase in net cash provided by operating activities was primarily as a result of acquisitions made by the Company. The Company's investing activities used approximately $322.3 million and $15.5 million for the six months ended June 30, 1996 and 1995, respectively. The Company's investment activities included the acquisitions of office buildings for approximately $312.3 million for the three months ended June 30, 1996, as compared to no acquisition activity during the same period in 1995. Additionally, the Company invested approximately $1.8 million and $5.0 million in the existing real estate assets for the six months ended June 30, 1996 and 1995, respectively. Net of distributions to the Company's shareholders and minority interests, the Company's financing activities provided net cash of $321.2 million and $8.8 million for the six months ended June 30, 1996 and 1995 respectively. For the six months ended June 30, 1996, the Company borrowed approximately $316.0 million to provide adequate capital for the Company's investing activities, as compared to approximately $9.7 million for the six months ended June 30, 1995.

         Rental revenue and management and leasing fees have been the principal sources of capital to fund the Company's operating expenses, debt service and capital expenditures, excluding nonrecurring capital expenditures. The Company believes that rental revenue and management and leasing fees will continue to provide the necessary funds for its operating expenses and debt service. The Company expects to fund capital expenditures, including tenant concession packages and building renovations from (a) available funds from operations; (b) existing capital reserves; and (c) if necessary, credit facilities established with third party lenders. If these sources of funds are insufficient, the Company's ability to make expected dividends may be adversely impacted. At June 30, 1996, the Company had cash of $21.7 million, of which $8.6 million was restricted.

         The Company's dividends are paid quarterly. Amounts accumulated for distribution will predominately be invested by the Company in short-term investments that are collateralized by securities of the United States Government or any of its agencies.

         Management believes that the Company will have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, joint ventures, asset sales, or debt financing in a manner consistent with its intention to operate with a conservative borrowing policy. The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, to continue debt service obligations, to pay dividends in accordance with REIT requirements, and to acquire additional rental properties.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
- --------------------------------------------------------------------------------

         The Company believes that funds from operations is an appropriate measure of the performance of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. In accordance with the final NAREIT White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company's funds from operations for the three and six month periods ended June 30, 1995 have been restated to conform to the new NAREIT definition of funds from operations. Funds from operations does not represent net income or cash flows generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or the Company's ability to make distributions.

         The following table provides the calculation of the Company's funds from operations for the three and six month periods ended June 30, 1996 and 1995 (in thousands):


                                                       Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                     ------------------------    ---------------------

                                                         1996        1995          1996        1995
                                                         ----        ----          ----        ----


      Net income before minority interest and

          extraordinary item                            $ 5,953       5,258      $10,678     10,006


      Adjustments to derive funds from operations:
          Add:
             Depreciation and amortization                8,026       4,207       13,197      8,323
          Deduct:
             Minority interests' (non Unitholders)
             share of depreciation, amortization and
             net income                                    (222)       (437)        (617)      (919)
                                                      ---------       -----       ------      -----
      Funds from operations before allocation to
          the minority Unitholders                       13,757       9,028       23,258     17,410
      Less:  Funds from operations allocable to the
          minority Unitholders                           (2,207)     (2,141)      (4,371)    (4,164)
                                                      ---------       -----       -------     -----
      Funds from operations allocable
          to CarrAmerica Realty Corporation           $  11,550      6,887       $ 18,887    13,246
                                                      =========      =====       ========    ======


     Changes in funds from operations are largely attributable to changes in net income between the periods as previously discussed.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
- --------------------------------------------------------------------------------


Building and Lease Information

         The following table sets forth certain lease related information about each operating property as of June 30, 1996:


                                     Company's                                   Average
                                     Effective         Net                      Base Rent
                                      Property    Rentable Area    Percent     Per Leased
Property                             Ownership   (Square Feet)(1)  Leased(2) Square Foot (3)
- --------                             ---------   --------------    -------   ---------------

Consolidated Properties
- -----------------------
Washington, D.C.:
International Square
   1850 K Street                         100.0 %     375,897         86.6%      $  32.66
   1825 Eye Street                       100.0       374,381         96.3          33.48
   1875 Eye Street                       100.0       267,621         87.7          32.73
1730 Pennsylvania Avenue                 100.0       229,500         94.7          38.51
2550 M Street                            100.0       187,931        100.0          31.04
1775 Pennsylvania Avenue                 100.0       131,149         99.0          22.82
900 19th Street                          100.0       101,186         77.5          34.84
1747 Pennsylvania Avenue                  89.7       150,352         79.1          31.00
1255 23rd Street                          75.0       303,833         70.3          28.33
2445 M Street                             74.0       266,902         90.9          28.06


Suburban Maryland:
One Rock Spring Plaza                    100.0       205,298         95.9          22.04


Northern Virginia:
Tycon Courthouse                         100.0       414,287         96.4          19.17
Three Ballston Plaza                     100.0       302,797         99.1          23.03
Reston Quadrangle (3 Properties)         100.0       261,175         99.8          20.48
Parkway One                              100.0        87,842         84.5          14.88

Southern California:
Scenic Business Park (4 Properties)      100.0       137,436         89.7          10.50
Harbor Corporate Park(4 Properties)      100.0       149,382         49.2          12.75
Plaza PacifiCare                         100.0       104,377        100.0           8.99 (4)

Northern, California:
AT&T Center (6 Properties)               100.0     1,082,032        100.0          14.95 (4)


Denver :
Harlequin Plaza (2 Properties)           100.0       327,623         92.8          12.42
Quebec Court I & II (2 Properties)       100.0       285,829        100.0           9.52
The Quorum (2 Properties)                100.0       123,900         80.8          13.18

Seattle:
Redmond East (10 Properties)             100.0       400,297         97.8          11.42

Suburban Chicago:
Parkway North (2 Properties)             100.0       514,029         95.1          16.37

Austin, Texas::
Norwood Tower                            100.0       118,786         92.1           9.16


Total Consolidated Properties:                     6,903,842
Weighted Average                                   =========         92.8       $  20.74
                                                                   ======          =====

                                       22

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
- --------------------------------------------------------------------------------

                                    Company's                                    Average
                                    Effective         Net                       Base Rent
                                    Property     Rentable Area    Percent      Per Leased
Property                            Ownership   (Square Feet)(1)  Leased (2)  Square Foot (3)
- --------                            ---------   --------------   ----------  ---------------
Unconsolidated Properties:
- --------------------------
Washington, DC:
AARP Headquarters                       24.0        477,187         99.1           35.29
Bond Building                           15.0        162,097        100.0           29.08
1776 Eye Street                          5.0        212,774         97.2           34.87
Willard Office/Hotel                     5.0        242,787         89.9           36.53
1575  Eye Street                         2.0        205,441         94.9           28.61

Virginia:
Booz-Allen & Hamilton Building          50.0        222,989        100.0           14.40 (4)
                                                 ----------        -----           -----


Total Unconsolidated Properties:                  1,523,275
Weighted Average                                 ==========         97.5        $  30.70
                                                                  ======           =====

All Operating Properties
- ------------------------
Total:                                            8,427,117
Weighted Average                                 ==========         93.5        $  22.61
                                                                  ======           =====

(1) Includes office and retail space but excludes storage space.

(2) Includes space for leases that have been executed and have commenced as of June 30, 1996.

(3) Calculated as total annualized base rent divided by net rentable area leased as of June 30, 1996.

(4) Base rent is triple-net.

         The following table sets forth a schedule of lease expirations for executed leases as of June 30, 1996, for each of the 10 years beginning with 1996, for the 51 operating properties consolidated for financial statement purposes, assuming that no tenants exercise renewal options:

                                                                            Percent of Total
                                                    Net Rentable              Leased Square
                        Year of                    Area Subject to               Footage
                         Lease                     Expiring Leases           Represented by
                      Expiration                    (Square Feet)           Expiring Leases*
                    ----------------              ------------------        ------------------

                        1996                            156,086                   2.4%
                        1997                            484,313                   7.6
                        1998                          1,713,028                  26.7
                        1999                            824,823                  12.9
                        2000                            551,895                   8.6
                        2001                            718,271                  11.2
                        2002                            650,433                  10.2
                        2003                            271,536                   4.2
                        2004                            227,178                   3.6
                        2005                            322,745                   5.0
                        2006 and
                        thereafter                      483,387                   7.6
                                                    =============              =========

                      * Excludes 500,145 square feet of space vacant and uncommitted as of June 30, 1996.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
- --------------------------------------------------------------------------------

         The following table sets forth certain lease-related information for the consolidated operating properties presented in order to show downtown Washington, D.C. operating properties separate from other operating properties. The table presents leases that commenced during the twelve month period from July 1, 1995 to June 30, 1996, excluding the leases for operating properties that were executed prior to the date of acquisition:

                                                          Calculated on a Weighted Average Basis
                           ------------------------------------------------------------------------------------

Downtown                                    Tenant            Base
Washington, D.C.                         Improvements         Rent                                  Leasing
Properties                    Total         & Cash            per        Lease       Abatements    Commission
                             Square      Allowances per      Square     Life in         in        Per Square
Type of Lease              Feet Leased    Square Foot         Foot       Years        Months          Foot
- -------------              -----------    -----------         ----       -----        ------          ----

Office                       98,086    $     29.54       $    31.48      8.8           3.3          $  7.48
Retail                       12,684           4.44            26.89      3.7           1.3             2.44
                           -----------
Total                       110,770          26.66            30.96      8.2           3.0             6.90
                           ============  ===============    ========   =======    =============   =============

New leases or
  expansion space            50,988          28.03            30.55      6.7           2.5             5.36
Renewals of existing
  tenants' space             59,782          25.50            31.30      9.5           3.5             8.22
                           ------------
Total                       110,770          26.66            30.96      8.2           3.0             6.90
                           ============  ===============    ========   =======    =============================


                                                            Calculated on a Weighted Average Basis
                           ------------------------------------------------------------------------------------

                                            Tenant            Base
All Other Operating                      Improvements         Rent                                  Leasing
Properties                    Total         & Cash            per        Lease       Abatements    Commission
                             Square      Allowances per      Square     Life in         in        Per Square
Type of Lease              Feet Leased    Square Foot         Foot       Years        Months          Foot
- -------------              -----------    -----------         ----       -----        ------          ----

Office                       55,708    $      4.74        $   18.05      5.3           1.2          $  0.50
Retail                            0           0.00             0.00      0.0           0.0             0.00
                           -----------
Total                        55,708           4.74            18.05      5.3           1.2             0.50
                           ============  ===============    ========   =======    =============   =============

New leases or
  expansion space            52,693           5.01            17.98      5.5           1.3             0.53
Renewals of existing
  tenants' space              3,015           0.00            19.25      1.3           0.0             0.00
                           ------------
Total                        55,708           4.74            18.05      5.3           1.2             0.50
                           ============  ===============    ========   =======    ==============  =============

                                     Part II

OTHER INFORMATION
- -----------------

Item 1.    Legal Proceedings.

                  None

Item 2.    Changes in Securities.


                  None


Item 3.    Defaults Upon Senior Securities.

                  None

Item 4.    Submission of Matters to a Vote of Security Holders.

         At the Company's annual meeting of its  stockholders  on June 12, 1996, the stockholders elected Oliver T. Carr (10,016,525 votes for and 63,138 votes against or withheld), Andrew F. Brimmer (10,016,081 for and 63,582 votes against or withheld), George R. Puskar (10,019,910 votes for and 59,753 votes against or withheld), and William D. Sanders (10,015,385 votes for and 64,278 votes against or withheld) as directors of the Company with terms expiring in 1999. The stockholders also elected Anthony R. Manno, Jr. (10,019,310 votes for and 60,353 votes against or withheld) and J. Marshall Peck (10,014,785 votes for and 64,878 votes against or withheld) as directors of the Company with terms expiring in 1997.

         In addition, the stockholders  voted against a stockholder  proposal to declassify the Board of Directors of the Company (3,242,493 votes for, 4,501,715 votes against, 285,623 votes withheld and 2,250 broker non-votes). The stockholders also voted against a stockholder proposal to separate the offices of chairman and chief executive officer of the Company (1,165,601 votes for, 6,576,004 votes against, 88,227 votes withheld and 2,250 broker non-votes).

Item 5.    Other Information.


         On August 2, 1996, the Company acquired ten office properties,  certain land and an option to acquire certain additional land in Austin, Texas for an aggregate purchase price of approximately $98.8 million. The consideration for these acquisitions was paid through a combination of cash, repayment of seller indebtedness, issuance of units of limited partnership interest in CarrAmerica Realty, L.P. and the assumption of approximately $9.7 million in debt that bears interest at an annual rate of 7.375% and matures in 1999. The ten office properties (the "Littlefield Portfolio") contain approximately 894,000 square feet of space. Seven of the office properties containing approximately 481,000 square feet of space are located in suburban Austin's Northwest and Southwest sub-markets and three of the office properties containing approximately 413,000 square feet of space are located in Austin's central business district. As of June 30, 1996, the office properties were 78% leased to over 100 tenants, including such major tenants as Holt, Rinehart & Wilson, a publishing company (occupying 103,000 square feet or 12% of the total space), First USA, a credit card service (occupying 65,000 square feet or 7% of the total space), and Blue Cross/Blue Shield, an insurance company (occupying 32,000 square feet or 4% of the total space). In addition, the Company acquired land which will support the development of up to approximately 600,000 square feet of office space in suburban Austin's Northwest sub-market and up to 130,000 square feet of office space in suburban Austin's Southwest sub-market and an option to purchase land which will support the development of up to approximately 750,000 square feet of space in suburban Austin's Northwest sub-market.


         The  historical   financial  statements  relating  to  the  Littlefield
           Portfolio required by Item 7 (a) of Form 8-K were filed with the Commission on a Current Report on Form 8-K on July 11, 1996. It is impracticable at this time to file the pro forma financial information relating to the Littlefield Portfolio required by Item 7
           (b) of Form 8-K. The Company will file such pro forma financial statements with the Commission as soon as they are available but not later than October 16, 1996.


Item 6.    Exhibits and Reports on Form 8-K.


           Exhibits
           --------

           3.1 First Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P., dated as of May 24, 1996, as amended by a First Amendment dated May 24, 1996, a Second Amendment dated May 24, 1996, a Third Amendment dated June 27, 1996, and a Fourth Amendment dated August 2, 1996.

           Reports on Form 8-K
           -------------------


           a. Current Report on Form 8-K dated March 29, 1996 and filed on April 10, 1996 and Form 8-K/A related thereto and filed on May 14, 1996 relating to the purchase of AT&T Center located in Alameda County, California.

           b. Current Report on Form 8-K dated April 30, 1996 and filed on May 16, 1996 relating to the closing of the US Realty Transaction.

           c. Current Report on Form 8-K dated May 24, 1996 and filed on May 24, 1996 relating to certain pro forma financial information.

           d. Current Report on Form 8-K dated June 27, 1996 and filed on June 27, 1996, and Form 8-K/A related thereto and filed on July 16, 1996, relating to the purchase of certain properties and the presentation of certain historical and pro forma financial information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION




/s/ Thomas A. Carr
- ----------------------------------------
Thomas A. Carr, President and
Chief Operating Officer




/s/ Brian K. Fields
- ----------------------------------------
Brian K. Fields, Chief Financial Officer




Date:    August 14, 1996

                                  Exhibit Index
                                  -------------


Exhibit         Description                                                            Page
- -------         -----------                                                            ----


3.1             First Amended and Restated  Agreement of Limited  Partnership of
                CarrAmerica Realty, L.P., dated as of May 24, 1996, as amended by a First Amendment dated as of May 24, 1996, a Second
                Amendment  dated May 24, 1996, a Third  Amendment dated June 27,
                1996, and a Fourth Amendment dated August 2, 1996.

