Form 10-Q/A
period 1996-06-30
CARRAMERICA REALTY CORP
filed 1996-10-16
CIK 893577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION, 12, 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                         CarrAmerica Realty Corporation
                       (formerly Carr Realty Corporation)
             (Exact name of registrant as specified in its charter)

                                 Amendment No. 1

     The undersigned registrant hereby amends Item 6(a) of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Commission on August 14, 1996 as set forth in the pages attached hereto to file Exhibit 27 -- Financial Data Schedule.

Date:    October 16, 1996


                                            CARRAMERICA REALTY CORPORATION


                                            By: /s/ Brian K. Fields
                                                -------------------------
                                                Chief Financial Officer

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a) CarrAmerica Realty Corporation hereby amends Item 6(a) of its Report on Form 10-Q for the quarter ended June 30, 1996 filed with the Commission on August 14, 1996 as set forth in the pages attached hereto to file
Exhibit 27 -- Financial Data Schedule.