Form 10-Q
period 1996-09-30
CARRAMERICA REALTY CORP
filed 1996-11-05
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED September 30, 1996


                           COMMISSION FILE NO. 1-11706


                         CARRAMERICA REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Maryland                                    52-1796339
-----------------------------------------      ---------------------------------
   (State or other jurisdiction of               (I.R.S. Employer Identification
    incorporation or organization)                           Number)


             1700 Pennsylvania Avenue, N.W., Washington, D.C. 20006
--------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)


        Registrant's telephone number, including area code (202) 624-7500


                                       N/A
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


            Number of shares outstanding of each of the registrant's
                classes of common stock, as of November 5, 1996:

               Common Stock, par value $.01 per share: 35,536,189
--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                     YES        X                      NO
                               ---                     --

                                      Index


                                                             Page
                                                             ----
Part I: Financial Information

Item 1.  Financial Statements

         Condensed consolidated balance sheets of
         CarrAmerica Realty Corporation and subsidiaries as
         of September 30, 1996 (unaudited) and December 31,
         1995.................................................4

         Condensed consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three months ended September 30, 1996 and 1995 (unaudited)
         .....................................................5

         Condensed consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the nine months ended September 30, 1996 and 1995 (unaudited)
         .....................................................6

         Condensed consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the three months ended September 30, 1996 and 1995 (unaudited)
         .....................................................7

         Condensed consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the nine months ended September 30, 1996 and 1995
         (unaudited)..........................................8

         Notes to condensed consolidated financial
         statements.....................................9 to 16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........17 to 25


Part II: Other Information

Item 1.  Legal Proceedings.................................. 26

Item 2.  Changes in Securities...............................26

Item 3.  Defaults Upon Senior Securities.....................26

Item 4.  Submission of Matters to a Vote of Security Holders.26

Item 5.  Other Information.................................. 26

Item 6.  Exhibits and Reports on Form 8-K....................27

                           Part I


Item 1.  Financial Information

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 As of September 30, 1996 and December 31, 1995

--------------------------------------------------------------------------------

(Unaudited and in thousands, except  common share amounts)



                                                                September 30,        December 31,
                                                                    1996                 1995
                                                                    ----                 ----
                                                                 (Unaudited)


Assets
------
Rental property:
   Land                                                           $  226,572           115,565
   Buildings                                                         700,133           301,537
   Tenant improvements                                                92,664            60,060
   Furniture, fixtures and equipment                                   2,682             3,427
                                                                --------------       -----------
                                                                   1,022,051           480,589
   Less - accumulated depreciation                                  (115,709)          (98,873)
                                                                --------------       -----------
          Total rental property                                      906,342           381,716
                                                                --------------       -----------

Cash and cash equivalents                                             14,238             9,217
Restricted cash and cash equivalents (note 2)                          8,644             2,249
Accounts receivable and notes receivable                              10,002             8,728
Accrued straight-line rents                                           22,915            22,437
Investments                                                           12,155            10,745
Land held for development                                             28,409              --
Construction in process                                               12,040              --
Tenant leasing costs, net                                             10,520            10,746
Deferred financing costs, net                                          3,117             2,267
Prepaid expenses and other assets, net                                15,526            10,755
                                                                --------------       -----------
                                                                  $1,043,908           458,860
                                                                ==============       ===========

Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------
Liabilities:
   Mortgages and notes payable (note 2)                              426,069           317,374
   Accounts payable and accrued expenses                              14,676             9,357
   Rent received in advance and security deposits                      5,804             1,736
                                                                --------------       -----------
         Total liabilities                                           446,549           328,467
                                                                --------------       -----------

Minority interest (note 3)                                            51,611            34,850

Stockholders' equity:
   Common  stock,  $.01 par  value,  authorized  90,000,000
     shares,  issued and outstanding 35,473,493 at September
     30, 1996 and 13,409,177 at December 31, 1995                        355               134
   Additional paid in capital                                        588,684           126,835
   Cumulative dividends paid in excess of net income                 (43,291)          (31,426)
                                                                --------------       -----------
         Total stockholders' equity                                  545,748            95,543
                                                                --------------       -----------

   Commitments (note 4)
                                                                  $1,043,908           458,860
                                                                ==============       ===========

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 1996 and 1995

--------------------------------------------------------------------------------
 (Unaudited and in thousands, except per common share amounts)


                                                                             1996                 1995
                                                                       ------------------    ---------------

Real estate operating revenue:
   Rental revenue (note 4):
      Minimum base rent                                                     $  37,011            20,211
      Recoveries from tenants                                                   4,310             1,428
      Parking and other tenant charges                                          1,185             1,103
                                                                         --------------       -----------
         Total rental revenue                                                  42,506            22,742

   Real estate service income                                                   3,634             2,640
                                                                         --------------       -----------
         Total revenue                                                         46,140            25,382
                                                                         --------------       -----------

   Real estate operating expenses:
   Property operating expenses:
      Operating expenses                                                        9,898             5,746
      Real estate taxes                                                         4,014             2,307
   Interest expense                                                             7,911             5,575
   General and administrative                                                   4,002             2,556
   Depreciation and amortization                                               11,645             4,579
                                                                         --------------       -----------
         Total operating expenses                                              37,470            20,763
                                                                         --------------       -----------

         Real estate operating income                                           8,670             4,619
                                                                         --------------       -----------

Other operating income (expense):
   Interest income                                                                434               292
   Equity in earnings (losses) of unconsolidated partnerships                      99               (32)
                                                                         --------------       -----------

         Total other operating income                                             533               260
                                                                         --------------       -----------
         Net operating income before minority interest                          9,203             4,879

 Minority interest (note 3)                                                    (1,293)           (1,444)
                                                                         --------------       -----------

         Net income                                                         $   7,910             3,435
                                                                         ==============       ===========

         Net income per common share                                        $    0.24              0.26
                                                                         ==============       ===========

See accompanying notes to condensed consolidated financial statements.

                  CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1996 and 1995
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per common share amounts)

                                                                             1996                 1995
                                                                       ------------------    ---------------

Real estate operating revenue:
  Rental revenue (note 4):
      Minimum base rent                                                     $  88,088            59,540
      Recoveries from tenants                                                   8,820             3,843
      Parking and other tenant charges                                          3,731             3,296
                                                                         --------------       -----------
         Total rental revenue                                                 100,639            66,679

  Real estate service income                                                    9,265             7,748
                                                                         --------------       -----------
         Total revenue                                                        109,904            74,427
                                                                         --------------       -----------

Real estate operating expenses:
   Property operating expenses:
      Operating expenses                                                       23,545            15,731
      Real estate taxes                                                         9,826             7,126
   Interest expense                                                            21,857            16,260
   General and administrative                                                  10,661             7,850
   Depreciation and amortization                                               25,744            13,306
                                                                         --------------       -----------
         Total operating expenses                                              91,633            60,273
                                                                         --------------       -----------

         Real estate operating income                                          18,271            14,154
                                                                         --------------       -----------

Other operating income (expense):
   Interest income                                                              1,253               839
   Equity in earnings (losses) of unconsolidated partnerships                     357              (108)
                                                                         --------------       -----------

         Total other operating income                                           1,610               731
                                                                         --------------       -----------
         Net operating income before minority interest and
            extraordinary item                                                 19,881            14,885

   Minority interest (note 3)                                                  (3,895)           (4,509)
                                                                         --------------       -----------

         Income before extraordinary item                                      15,986            10,376
Extraordinary item-loss on early extinguishment of debt                          (484)               --
                                                                         --------------       -----------

         Net income                                                         $  15,502            10,376
                                                                         ==============       ===========

         Net income per common share:
             Income before extraordinary item                               $  0.70               0.78
             Extraordinary item-loss on early extinguishment
                of debt                                                       (0.02)                --
                                                                         --------------       -----------

         Net income per common share                                        $  0.68               0.78
                                                                         ==============       ===========

See accompanying notes to condensed consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 1996 and 1995
--------------------------------------------------------------------------------

(Unaudited and in thousands)


                                                                               1996             1995
                                                                               ----             ----
  Cash flows from operating activities:
     Net income                                                           $     7,910            3,435
                                                                            ------------     ------------
     Adjustments  to  reconcile  net income to net cash
       provided  by  operating activities:
        Depreciation and amortization                                          11,645            4,579
        Minority interest in income                                             1,293            1,444
        Equity in (earnings) losses of unconsolidated partnerships                (93)              40
        Increase in accounts receivable                                        (1,081)            (299)
        Decrease (increase) in accrued straight-line rents                       (333)             229
        Additions to tenant leasing costs                                        (768)            (295)
        Decrease (increase) in prepaid expenses and other assets                2,501           (1,024)
        Increase (decrease) in accounts payable and accrued expenses            3,331           (1,509)
        Increase (decrease) in rent received in advance and
          security deposits                                                     2,627             (170)
                                                                            ------------     ------------
           Total adjustments                                                   19,122            2,995
                                                                            ------------     ------------
           Net cash provided by operating activities                           27,032            6,430
                                                                            ------------     ------------

  Cash flows from investing activities:
     Acquisitions of property                                                (135,767)         (18,408)
     Additions to rental property                                              (3,946)          (2,721)
     Additions to land held for development                                    (9,548)              --
     Additions to construction in process                                     (12,040)              --
     Investments in unconsolidated partnerships                                (1,214)            (153)
     Distributions from unconsolidated partnerships                               197            3,054
     Increase in restricted cash and cash equivalents                             (10)             (31)
                                                                            ------------     ------------
           Net cash used by investing activities                             (162,328)         (18,259)
                                                                            ------------     ------------

  Cash flows from financing activities:
     Net proceeds from sale of common stock                                   216,656              --
     Net proceeds from exercise of options                                         18              --
     Net borrowings (repayments) on line of credit                            (62,000)           8,000
     Borrowings on mortgages payable                                               --            6,280
     Dividends paid                                                           (15,515)          (5,846)
     Repayment of mortgages payable                                              (606)            (670)
     Additions to deferred financing costs                                       (272)            (292)
     Distributions to minority interest                                        (1,769)          (1,881)
                                                                            ------------     ------------
           Net cash provided by financing activities                          136,512            5,591
                                                                            ------------     ------------
           Increase (decrease) in unrestricted cash and cash equivalents        1,216           (6,238)
  Unrestricted cash and cash equivalents, beginning of the period              13,022           14,162
                                                                            ------------     ------------
  Unrestricted cash and cash equivalents, end of the period               $    14,238            7,924
                                                                            ============     ============

  Supplemental disclosure of cash flow information:

     Cash paid for interest, net of capitalized interest
        of $969 and $0 for the three months ended
        September 30, 1996 and 1995, respectively.                        $     7,315            5,623
                                                                            ============     ============

     During the three month period ended September 30, 1996, the Company assumed $35.7 million of mortgages payable and issued $17.6 million of Units in connection with acquisitions of office properties and land held for development.

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                               1996              1995
                                                                               ----              ----
  Cash flows from operating activities:
     Net income                                                           $    15,502           10,376
                                                                            ------------     -----------
     Adjustments  to  reconcile  net income to net cash
       provided  by  operating activities:
        Depreciation and amortization                                          25,744           13,306
        Minority interest in income                                             3,895            4,509
        Equity in (earnings) losses of unconsolidated partnerships               (337)             131
        Extraordinary item - loss on early extinguishment of debt                 484               --
        Increase in accounts receivable                                        (1,274)          (1,007)
        (Increase) decrease in accrued straight-line rents                       (478)           1,113
        Additions to tenant leasing costs                                      (1,793)            (683)
        Increase in prepaid expenses and other assets                          (4,776)          (1,704)
        Increase (decrease) in accounts payable and accrued expenses            6,317           (1,280)
        Increase (decrease) in rent received in advance and
          security deposits                                                     4,068             (405)
                                                                            ------------     -----------
           Total adjustments                                                   31,850           13,980
                                                                            ------------     -----------
           Net cash provided by operating activities                           47,352           24,356
                                                                            ------------     -----------

  Cash flows from investing activities:
     Acquisition of real estate service contracts                              (1,750)          (7,419)
     Acquisitions of property                                                (438,427)         (18,408)
     Additions to rental property                                              (5,782)          (7,681)
     Additions to land held for development                                   (19,153)              --
     Additions to construction in process                                     (12,040)              --
     Investments in unconsolidated partnerships                                (2,678)          (2,930)
     Acquisition of minority interest                                              (3)              --
     Distributions from unconsolidated partnerships                             1,605            4,395
     Increase in restricted cash and cash equivalents                          (6,395)            (251)
     Notes receivable issued                                                      --            (1,500)
                                                                            ------------     -----------
           Net cash used by investing activities                             (484,623)         (33,794)
                                                                            ------------     -----------

  Cash flows from financing activities:
     Net proceeds from sale of common stock                                   461,348               --
     Net proceeds from exercise of options                                         35               --
     Net borrowings on line of credit                                          72,000           12,000
     Borrowings on mortgages payable                                               --           12,000
     Contributions from minority interests                                         --               17
     Dividends paid                                                           (27,367)         (17,479)
     Repayment of mortgages payable                                           (56,419)          (1,574)
     Additions to deferred financing costs                                     (1,966)            (308)
     Distributions to minority interests                                       (5,339)          (5,756)
                                                                            ------------     -----------
           Net cash provided (used) by financing activities                   442,292           (1,100)
                                                                            ------------     -----------
           Increase (decrease) in unrestricted cash and cash equivalents        5,021          (10,538)
  Unrestricted cash and cash equivalents, beginning of the period               9,217           18,462
                                                                            ------------     -----------
  Unrestricted cash and cash equivalents, end of the period               $    14,238            7,924
                                                                            ============     ===========

  Supplemental disclosure of cash flow information:

  Cash paid for interest, net of capitalized interest of $1,410 and $0
     for the nine months ended September 30, 1996 and 1995 respectively   $    21,130           16,222
                                                                            ============     ===========
  During the nine month period ended  September  30, 1996,  the Company assumed $93.0  million of  mortgages  payable and issued
    $17.9  million of Units in connection  with  acquisitions
    of office  properties  and as a payment of a liability.

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

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

         (c)      Interim Financial Statements

                  The information furnished reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature.

         (d)      Rental Property

                  Rental property is recorded at cost less accumulated depreciation (which is less than the net realizable value of the property). Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

                      Base building...............  20 to 50 years
                      Building components.........  7 to 20 years
                      Tenant improvements.........  Terms of the leases or
                                                      useful lives, whichever
                                                      is shorter
                      Furniture, fixtures and
                         equipment................  5 to 15 years

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         (f)      Deferred Financing Costs

                  Deferred financing costs include fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective loans on a basis which approximates the interest method.

         (g)      Fair Value of Financial Instruments

                  The carrying amount of the following financial instruments approximates fair value because of their short-term maturity: cash and cash equivalents; accounts and notes receivable; accounts payable and accrued expenses.

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

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

         (l)      Per Share Data

                  The computation of earnings per share in each year is based upon the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. The weighted average number of shares used in computing earnings per share was 38,765,122, including 5,200,940 Units which are considered common stock equivalents, and 13,361,992 for the three month periods ended September 30, 1996 and 1995, respectively, and 27,723,006, in-cluding 4,832,212 Units which are considered common stock equivalents, and 13,324,269 for the nine month periods ended September 30, 1996 and 1995, respectively.

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

 (2)     Mortgages and Notes Payable

         Mortgages and notes payable generally require monthly principal and/or interest payments. Following is a summary of the Company's mortgages and notes payable as of September 30, 1996 (in thousands):

                                                                      September 30,
                                                                           1996
                                                                    -------------------
          Mortgages  payable to  The Northwestern Mutual Life
             Insurance  Company  (NML);  bearing  interest at
             rates ranging from 7.55 percent to 8.80 percent;
             interest   only  is  payable   monthly   through
             February  1,  1998;   thereafter  principal  and
             interest  payments  are due  monthly  based on a
             25-year amortization schedule through maturity
             in February, 2003.                                        $ 183,500

          Mortgage payable to  NML;  bearing interest at 8.90
             percent monthly; principal and interest payments
             of $346 thousand  through maturity in June 2002;
             additional annual principal curtailments of $500
             thousand  are  due  through  2000, $2 million in
             2001 and $1 million in 2002.                                 38,471

          Mortgages  payable  to  the  Aid  Association   for
             Lutherans  (AAL) under two notes;  $16.5 million
             note bearing  interest at 9.50 percent  requires
             monthly  principal and interest payments of $144
             thousand  through  maturity  on  July  1,  2017;
             callable  after  June  30,  2002 by  AAL;  $21.6
             million  note  bearing  interest at 8.25 percent
             requires monthly principal and interest payments
             of  $138  thousand  through maturity on July 15,
             2019; callable by AAL after July 1, 2004.                    32,694


                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                      September 30,
                                                                           1996
                                                                    -------------------

          Note  payable  to  Morgan Guaranty Trust Company of
             New York, as agent for a group of banks;  $325.0
             million   unsecured   credit  facility   bearing
             interest,  as selected by the Company, at either
             (i) the higher of the prime interest rate or the
             sum of .5 percent  plus the  Federal  Funds Rate
             for such day or (ii) an  interest  rate equal to
             1.75 percent above LIBOR.                                   72,000

          Mortgage  payable to Salomon Brothers Realty Corp.;
             bearing interest at 8.375 percent; principal and
             interest  payments  of  $221  thousand  are  due
             monthly through maturity in January 2006. *                 28,110

          Mortgage  payable  to  CBA  Conduit, Inc.;  bearing
             interest at 7.96 percent; interest only payments
             of  $194  thousand  are  due   monthly   through
             maturity in December 2003.                                  29,250

          Mortgage payable  to CIGNA; bearing interest at 7.4
             percent; interest only payments of $160 thousand
             are due monthly  through  maturity  in  December
             2000.                                                       26,000

          Mortgage  payable  to  Metropolitan  Life Insurance
             Company;  bearing  interest  at  7.375  percent;
             principal  and interest payments of $72 thousand
             are due monthly through maturity in March 1999.              9,669

          Mortgage  payable  to  The  Riggs  National Bank of
             Washington,   D.C.;  bearing  interest  at  7.50
             percent;  principal and interest payments of $49
             thousand are  due  monthly  through  maturity in
             February 1999.                                               6,375
                                                                      ----------
                                                                      $ 426,069
                                                                      ==========

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         As of September 30, 1996, the scheduled maturities of mortgages payable for years ended December 31 are as follows (in thousands):

                               1996               $       547
                               1997                     2,413
                               1998                    76,348
                               1999                    20,408
                               2000                    31,450
                               Thereafter             294,903
                                                    -----------
                                                  $   426,069
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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


(3)      Minority Interest

         In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing dividend paying Units and non-dividend paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-dividend paying Units are not entitled to any distributions until they automatically convert into dividend paying Units at various dates in the future. Each dividend paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a dividend paying Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the three and nine month  periods  ended  September  30,  1996,  11,310  and  173,695 dividend paying Units, of Carr Realty, L.P. or CarrAmerica Realty, L.P., respectively, were redeemed for common stock of the Company.

         The  following  table  sets  forth  the  operating   partnership  Units
         outstanding at September 30, 1996 and December 31, 1995:

                                                September 30,     December 31,
                                                     1996             1995
                                                ---------------   --------------
          Operating partnership Units
               owned by the Company               18,597,845        13,409,177

          Operating partnership Units
               owned by minority interest:
                   Dividend paying Units           4,304,725         4,079,615
                   Non-dividend paying Units       1,207,338           667,745
                                                --------------    -------------
          Total operating partnership
               Units outstanding                  24,109,908        18,156,537
                                                ==============    =============


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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

(5)      Transactions With Affiliates

         In May 1996, the Company purchased the development business of The Oliver Carr Company for $1.75 million. The principal shareholder of The Oliver Carr Company is also a director, officer and shareholder of the Company.


 (6)     Subsequent Events

         From October 1, 1996 to November 1, 1996, the Company has acquired 12 operating office properties, consisting of 39 buildings totaling approximately 1.4 million square feet, one property currently under construction totaling 128,000 square feet and land which will support the development of up to 95,000 square feet of additional office space. The total purchase price for the properties and land was approximately $130 million. The purchase of the properties was financed by the assumption of $22 million in debt, the issuance of $1.5 million in shares of common stock of the Company and payment of $106.5 million in cash.

         On October 18, 1996, the Company signed an agreement to extend its borrowing capacity under its unsecured line of credit from $215 million to $325 million.

         On October 25, 1996, the Company sold 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock at $25.00 per share. The proceeds derived from the sale of preferred stock were used to fund a portion of the acquisition of a portfolio of properties located in suburban Atlanta, Georgia.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The  following   discussion   is  based   primarily  on  the  Condensed
Consolidated Financial Statements of CarrAmerica Realty Corporation and subsidiaries (the Company) as of September 30, 1996 and December 31, 1995, and for the three and nine months ended September 30, 1996 and 1995. This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature.

Results of Operations - Three Months Ended September 30, 1996 and 1995

Real Estate Operating Revenue

         Total real estate operating revenue increased $20.8 million, or 81.8%, to $46.1 million for the three months ended September 30, 1996 as compared to $25.4 million for the three months ended September 30, 1995. The increase in revenue was primarily attributable to a $19.8 million and a $1.0 million increase in rental revenue and real estate service revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions since the third quarter of 1995 which contributed approximately
$21.6 million of additional rental revenue in the three month period ended September 30, 1996. Rental revenue from properties that were fully operating throughout both periods decreased by approximately $1.8 million as a result of increased vacancies experienced in these properties. Real estate service revenue increased by $1.0 million, or 37.7%, for the three months ended September 30, 1996 to $3.6 million as compared to $2.6 million for the three months ended September 30, 1995, primarily as a result of development fees earned by Carr Development & Construction, Inc., which was acquired by the Company in May 1996.

Real Estate Operating Expenses

         Total real estate operating expenses increased $16.7 million for the three months ended September 30, 1996, or 80.5%, to $37.5 million as compared to $20.8 million for the three months ended September 30, 1995. The net increase in operating expenses was attributable to a $5.9 million increase in property operating expenses, a $2.3 million increase in interest expense, a $1.4 million increase in general and administrative expenses, and a $7.1 million increase in depreciation and amortization. The increase in property operating expenses was primarily attributable to property acquisitions since the third quarter of 1995. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's new business strategy, the addition of approximately $.6 million of expenses associated with Carr Development & Construction, Inc., and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

Other Operating Income (Expense)

         Other operating income increased $.3 million for the three months ended September 30, 1996, to $.5 million as compared to $.2 million for the three months ended September 30, 1995, primarily due to an increase in interest income and the addition of equity in earnings of CC-JM II Associates. The Company is a 50% venturer in this entity, which constructed the Booz-Allen & Hamilton Building that was placed in service in January 1996.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

 Net Income

         Net income of $7.9 million was earned for the three months ended September 30, 1996 as compared to $3.4 million during the three month period ended September 30, 1995. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.


Cash Flows

         Net cash provided by operating activities increased $20.6 million, or 320.4%, to $27.0 million for the three months ended September 30, 1996 as compared to $6.4 million for the three months ended September 30, 1995, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $144.0 million, to $162.3 million for the three months ended September 30, 1996 as compared to $18.3 million for the three months ended September 30, 1995, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development and construction in process. Net cash provided by financing activities increased $130.9 million to $136.5 million for the three months ended September 30, 1996 as compared to $5.6 million provided for the three months ended September 30, 1995, primarily as a result of proceeds from the sale of common stock, partially offset by net repayments on the Company's line of credit.


Results of Operations - Nine Months Ended September 30, 1996 and 1995

Real Estate Operating Revenue

         Total real estate operating revenue increased $35.5 million, or 47.7%, to $109.9 million for the nine months ended September 30, 1996 as compared to $74.4 million for the nine months ended September 30, 1995. The increase in revenue was primarily attributable to a $34.0 million and a $1.5 million increase in rental revenue and real estate service revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions since the third quarter of 1995 which contributed approximately
$36.8 million of additional rental revenue in the nine month period ended September 30, 1996. Rental revenue from properties that were fully operating throughout both periods decreased by approximately $2.8 million due to increased vacancies experienced in those properties. Real estate service revenue increased by $1.5 million, or 19.6%, for the nine months ended September 30, 1996 to $9.3 million as compared to $7.7 million for the nine months ended September 30, 1995. The increase was primarily as a result of an increase in leasing commissions earned in the first quarter of 1996 and development fees earned by Carr Development & Construction, Inc., which was acquired by the Company in May 1996.

Real Estate Operating Expenses

         Total real estate operating expenses increased $31.3 million for the nine months ended September 30, 1996, or 52.0%, to $91.6 million as compared to $60.3 million for the nine months ended September 30, 1995. The net increase in operating expenses was attributable to a $10.5 million increase in property operating expenses, a $5.6 million increase in interest expense, a $2.8 million increase in general and administrative expenses, and a $12.4 million increase in depreciation and amortization. The increase in property operating expenses was primarily attributable to $9.7 million in operating expenses associated with property acquisitions since September 30, 1995. Exclusive of operating expenses attributable to new property acquisitions, property operating expenses increased by $.8 million for the nine months ended September 30, 1996 predominately as a result of higher real estate tax assessments and repairs and maintenance costs. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's new business strategy, the addition of approximately $1.1 million of expenses associated with Carr Development & Construction, Inc., and inflation. The increase in depreciation and amortization

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

is predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

Other Operating Income (Expense)

         Other operating income increased $.9 million for the nine months ended September 30, 1996, to $1.6 million as compared to $.7 million for the nine months ended September 30, 1995; primarily due to an increase in interest income and the addition of equity in earnings of CC-JM II Associates. The Company is a 50% venturer in this entity, which constructed the Booz-Allen & Hamilton Building that was placed in service in January 1996.

Net Income

         Net income of $15.5 million was earned for the nine months ended September 30, 1996 as compared to $10.4 million during the nine month period ended September 30, 1995. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

Cash Flows

         Net cash provided by operating activities increased $23.0 million, or 94.4%, to $47.4 million for the nine months ended September 30, 1996 as compared to $24.4 million for the nine months ended September 30, 1995, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $450.8 million, to $484.6 million for the nine months ended September 30, 1996 as compared to $33.8 million for the nine months ended September 30, 1995, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development and construction in process. Net cash provided by financing activities increased $443.4 million to $442.3 million for the nine months ended September 30, 1996 as compared to $1.1 million used for the nine months ended September 30, 1995, primarily as a result of proceeds from the sale of common stock and the net borrowings necessary for the Company's acquisitions.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

Liquidity and Capital Resources

         The Company's total indebtedness at September 30, 1996 was $426.1 million, of which $72.0 million, or 16.9%, had a LIBOR-based floating interest rate. The Company's fixed rate indebtedness had a weighted average interest rate of 8.3% and had a weighted average term to maturity of 6.2 years. In addition to the indebtedness outstanding, the Company can borrow up to an additional $143.0 million under its unsecured revolving line of credit which bears a LIBOR-based floating interest rate (see below). Based upon the Company's total market capitalization at September 30, 1996 of $1,450.7 million (the stock price was $25.00 per share and the total shares/Units outstanding were 40,985,556, the Company's debt represented 29.4% of its total market capitalization.

         On October 18, 1996, the Company expanded its unsecured credit facility from $215 million to $325 million. The Company intends to use the line of credit to finance acquisitions and development activities, for capital expenditures and for working capital purposes. The Company has drawn $145.0 million on its unsecured line of credit in conjunction with various acquisitions since September 30, 1996.

         The Company's operating properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvement projects. The Company has recently completed large-scale renovations of certain of the Company's Washington, D.C. properties to improve these properties' market position and to bring the properties into compliance with certain new local and federal laws. As a result, the Company expects that general capital expenditures for its Washington, D.C. properties will be lower than the general capital expenditures the Company has incurred for these properties over the last three years. The Company has recently begun renovating several garages at its Washington, D.C. properties at an estimated total cost of approximately $3.5 million, or $1.45 per square foot of the Company's Washington, D.C. properties, to be spent over the next two years. Exclusive of the garage renovations, general capital expenditures for the Company's Washington, D.C. properties are expected to be approximately $1.0 million or less annually, or $.40 or less per square foot annually. With respect to the Company's recent acquisitions in select suburban growth markets, the Company expects that the annual capital expenditures for these properties will be substantially less than the Company has incurred for its Washington, D.C. properties. Based on current market conditions in its target markets, the Company expects that tenant-related capital expenditures for its recent acquisitions will be approximately $7.75 to $8.25 per square foot leased for leases entered into in the next 12 months. The Company expects that this amount should decline if market conditions in its target markets continue to improve. The Company believes that general capital expenditures will average approximately $.30 per square foot owned on an annual basis for its recent acquisitions. The Company anticipates funding the capital requirements of its Washington, D.C. properties and of its new acquisitions with cash flow from operations and, if necessary, with proceeds from its line of credit.

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

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

         Net cash provided by operating activities was $27.0 million for the three months ended September 30, 1996, compared to $6.4 million for the three months ended September 30, 1995. The increase in net cash provided by operating activities was primarily as a result of acquisitions made by the Company, partially offset by decreased net income at certain of its operating properties. The Company's investing activities used approximately $162.3 million and $18.3 million for the three months ended September 30, 1996 and 1995, respectively. The Company's investment activities included the acquisitions of office buildings, land held for development, and additions to construction in process, for approximately $157.4 million for the three months ended September 30, 1996, as compared to $18.4 million in acquisitions during the same period in 1995. Additionally, the Company invested approximately $3.9 million and $2.7 million in the existing real estate assets for the three months ended September 30, 1996 and 1995, respectively. Exclusive of distributions to the Company's shareholders and minority interests, the Company's financing activities provided net cash of $153.8 million and $13.3 million for the three months ended September 30, 1996 and 1995 respectively. For the three months ended September 30, 1996, the Company raised $216.7 million through the sale of common stock which was used to repay $62.0 million of its line of credit and to fund acquisitions. For the three months ended September 30, 1995, the Company borrowed approximately $14.3 million to provide adequate capital for the Company's investing activities.

         Net cash provided by operating activities was $47.4 million for the nine months ended September 30, 1996, compared to $24.4 million for the nine months ended September 30, 1995. The increase in net cash provided by operating activities was primarily as a result of acquisitions made by the Company, partially offset by decreased net income at certain of its operating properties. The Company's investing activities used approximately $484.6 million and $33.8 million for the nine months ended September 30, 1996 and 1995, respectively. The Company's investment activities included the acquisitions of office buildings, land held for future development and additions to construction in process for approximately $469.6 million and the acquisition of real estate service contracts for approximately $1.8 million for the nine months ended September 30, 1996, as compared to acquisition activity of $18.4 million of office buildings and $7.4 million of real estate service contracts during the same period in 1995. Additionally, the Company invested approximately $5.8 million and $7.7 million in the existing real estate assets for the nine months ended September 30, 1996 and 1995, respectively. Exclusive of distributions to the Company's shareholders and minority interests, the Company's financing activities provided net cash of $475.0 million and $22.1 million for the nine months ended September 30, 1996 and 1995 respectively. For the nine months ended September 30, 1996, the Company raised $461.3 million through the sale of common stock, borrowed $72.0 million on the Company's line of credit and repaid $56.4 million of indebtedness to provide adequate capital for the Company's investing activities, as compared to approximately borrowing $24.0 million for the nine months ended September 30, 1995.

         Rental revenue and real estate service revenue have been the principal sources of capital to fund the Company's operating expenses, debt service and capital expenditures, excluding nonrecurring capital expenditures. The Company believes that rental revenue and real estate service revenue will continue to provide the necessary funds for its operating expenses and debt service. The Company expects to fund capital expenditures, including tenant concession packages and building renovations from (a) available cash flow from operations;
(b)  existing  capital  reserves;  and  (c)  if  necessary,   credit  facilities
established with third party lenders. If these sources of funds are insufficient, the Company's ability to make expected dividends may be adversely impacted. At September 30, 1996, the Company had cash of $22.9 million, of which $8.6 million was restricted.

         The Company's dividends are paid quarterly. Amounts accumulated for distribution will predominately be invested by the Company in short-term investments that are collateralized by securities of the United States Government or any of its agencies.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

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

         The Company believes that funds from operations is an appropriate measure of the performance of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. In accordance with the final NAREIT White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company's funds from operations for the three and nine month periods ended September 30, 1995 have been restated to conform to the new NAREIT definition of funds from operations. Funds from operations does not represent net income or cash flows generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or the Company's ability to make distributions.

         The following table provides the calculation of the Company's funds from operations for the three and nine month periods ended September 30, 1996 and 1995 (in thousands):

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                     ------------------------    ---------------------

                                                         1996        1995          1996        1995
                                                         ----        ----          ----        ----

      Net income before minority interest and
          extraordinary item                          $ 9,203         4,879      $ 19,881    14,885


      Adjustments to derive funds from operations:
          Add:
             Depreciation and amortization             10,974         4,327        24,171    12,650
          Deduct:
             Minority interests' (non Unitholders)
             share of depreciation, amortization and
             net income                                  (146)         (408)         (763)   (1,327)
                                                      -------         ------         -----   ------
      Funds from operations before allocation to
          the minority Unitholders                     20,031         8,798        43,289    26,208
      Less:  Funds from operations allocable to the
          minority Unitholders                         (2,390)       (2,076)       (6,761)   (6,240)
                                                     ---------       -------       -------   -------
      Funds from operations allocable
          to CarrAmerica Realty Corporation          $ 17,641         6,722      $ 36,528    19,968
                                                     ========         =====      ========    ======

         Changes in funds from operations are largely attributable to changes in net income between the periods as previously discussed.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

Building and Lease Information

         The following table sets forth certain lease related information about each operating property as of September 30, 1996:

                                          Company's
                                          Effective           Net
                                           Property      Rentable Area      Percent
Property                                  Ownership    (Square Feet) (1)   Leased (2)
--------                                  ---------    -----------------   ----------

Consolidated Properties
-----------------------
Washington, D.C.:
International Square (3 Properties)           100.0 %      1,017,899           90.7 %
1730 Pennsylvania Avenue                      100.0          229,500           96.2
2550 M Street                                 100.0          187,931          100.0
1775 Pennsylvania Avenue                      100.0          143,981           99.1
900 19th Street                               100.0          101,186           89.3
1747 Pennsylvania Avenue                       89.7          152,314           74.9
1255 23rd Street                               75.0          303,831           70.3
2445 M Street                                  74.0          266,902           89.4

Suburban Maryland:
One Rock Spring Plaza                         100.0          205,298           98.3

Northern Virginia:
Tycon Courthouse                              100.0          414,595           96.5
Three Ballston Plaza                          100.0          302,797           99.1
Reston Quadrangle (3 Properties)              100.0          261,175           99.8
Parkway One                                   100.0           87,842          100.0

Southern California:
Scenic Business Park (4 Properties)           100.0          137,436           89.7
Harbor Corporate Park(4 Properties)           100.0          149,938           54.1
Plaza PacifiCare                              100.0          104,377          100.0
Katella Corporate Center                      100.0           80,204           92.7
Warner Center (12 Properties)                 100.0          342,959           94.5

Northern, California:
AT&T Center (6 Properties)                    100.0        1,082,032          100.0
Sunnyvale Research Plaza (3 Properties)       100.0          126,000          100.0

Denver :
Harlequin Plaza (2 Properties)                100.0          327,623           94.4
Quebec Court I & II (2 Properties)            100.0          285,829          100.0
The Quorum (2 Properties)                     100.0          123,900           80.8
Greenwood Center                              100.0           74,853           94.1
Quebec Center (3 Properties)                  100.0          106,786           97.7

Seattle:
Redmond East (10 Properties)                  100.0          400,297           98.1

Suburban Chicago:
Parkway North (2 Properties)                  100.0          514,029           96.4

Austin, Texas:
Norwood Tower                                 100.0          111,444           86.5
Littlefield Complex (2 Properties)            100.0          128,625           46.9
First State Bank Tower                        100.0          268,244           68.0
Great Hills Plaza                             100.0          135,335           87.3
Balcones Center                               100.0           75,761           83.5
Park North (2 Properties)                     100.0          132,935           98.3
The Settings (3 Properties)                   100.0          136,183           95.3


Total Consolidated Properties:                             8,520,041
                                                           =========
Weighted Average                                                                92.0

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

                                          Company's
                                          Effective           Net
                                           Property      Rentable Area      Percent
Property                                  Ownership    (Square Feet) (1)   Leased (2)
--------                                  ---------    -----------------   ----------

Unconsolidated Properties:
--------------------------
Washington, DC:
AARP Headquarters                             24.0          477,187            98.9
Bond Building                                 15.0          162,097           100.0
1776 Eye Street                                5.0          212,774            92.8
Willard Office/Hotel                           5.0          242,787            93.0
1575  Eye Street                               2.0          205,441            52.5

Virginia:
Booz-Allen & Hamilton Building                50.0          222,989           100.0
                                                         ----------           -----

Total Unconsolidated Properties:                          1,523,275
                                                          ---------
Weighted Average                                                               91.1
                                                                             ======

All Operating Properties
Total:                                                   10,043,316
                                                         ----------
Weighted Average                                                               91.9
                                                                             ======

------------
(1) Excludes storage space.

(2) Includes space for leases that have been executed and have commenced as of September 30, 1996.

         The following table sets forth a schedule of lease expirations for executed leases as of September 30, 1996, for each of the 10 years beginning with 1996, for the 81 operating properties consolidated for financial statement purposes, assuming that no tenants exercise renewal options:

                                                               Percent of Total
                                      Net Rentable              Leased Square
           Year of                   Area Subject to               Footage
            Lease                    Expiring Leases           Represented by
         Expiration                   (Square Feet)           Expiring Leases*
       ----------------             ------------------        ------------------

           1996                           235,632                   3.0 %
           1997                           673,759                   8.6
           1998                         1,608,517                  20.5
           1999                           846,018                  10.8
           2000                           764,188                   9.7
           2001                           913,225                  11.6
           2002                           791,723                  10.1
           2003                           484,965                   6.2
           2004                           227,022                   2.9
           2005                           342,593                   4.4
           and thereafter                 958,345                  12.2
                                      =============              =========
------------
* Excludes 674,064 square feet of space vacant and uncommitted as of September 30, 1996.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

         The following table sets forth certain lease-related information for the consolidated operating properties presented in order to show downtown Washington, D.C. operating properties separate from other operating properties. The table presents leases that commenced during the twelve month period from October 1, 1995 to September 30, 1996, excluding the leases for operating properties that were executed prior to the date of acquisition:

                                                        Calculated on a Weighted Average Basis
                                          --------------------------------------------------------------------

Downtown                                     Tenant
Washington, D.C.                          Improvements      Base
Properties                    Total          & Cash         Rent                                    Leasing
                             Square        Allowances        per        Lease       Abatements     Commission
                              Feet            per          Square      Life in          in         Per Square
Type of Lease               Leased        Square Foot       Foot        Years         Months          Foot
--------------              ------        -----------      ------     ---------    -----------   ------------


Office                      103,094    $     29.09        $   31.38      8.6           3.1          $  7.36
Retail                       10,765           4.16            26.25      3.8           1.6             2.88
                           ------------
Total                       113,859          26.73            30.90      8.2           3.0             6.94
                           ============  ===============    ========   =======    =============   =============

New leases or
  expansion space            55,996          27.34            30.46      6.6           2.3             5.33
Renewals of existing
  tenants' space             57,863          26.14            31.33      9.7           3.6             8.49
                           ------------
Total                       113,859          26.73            30.90      8.2           3.0             6.94
                           ============  ===============    ========   =======    =============   =============


                                                          Calculated on a Weighted Average Basis
                                          --------------------------------------------------------------------

                                             Tenant
All Other Operating                       Improvements      Base
Properties                    Total          & Cash         Rent                                    Leasing
                             Square        Allowances        per        Lease       Abatements     Commission
                              Feet            per          Square      Life in          in         Per Square
Type of Lease               Leased        Square Foot       Foot        Years         Months           Foot
--------------              ------        -----------     -------      -------     -----------     ----------


Office                      161,446    $      3.61        $   17.42      4.1           0.7          $  0.28
Retail                            0           0.00             0.00      0.0           0.0             0.00
                           ------------
Total                       161,446           3.61            17.42      4.1           0.7             0.28
                           ============  ===============    ========   =======    =============   =============

New leases or
  expansion space            96,425           6.03            16.93      5.1           1.2             0.48
Renewals of existing
  tenants' space             65,021           0.03            18.15      2.5           0.0             0.00
                           ------------
Total                       161,446           3.61            17.42      4.1           0.7             0.28
                           ============  ===============    ========   =======    =============================


                                     Part II

OTHER INFORMATION

Item 1.    Legal Proceedings.

                  None

Item 2.    Changes in Securities.

                  None

Item 3.    Defaults Upon Senior Securities.

                  None

Item 4.    Submission of Matters to a Vote of Security Holders.

                  None

Item 5.    Other Information.

           On October 25, 1996, the Board of Directors of the Company adopted a Second Amendment and Restatement of By-Laws which incorporated all previously approved amendments to the By-Laws and two new amendments: an amendment of
Section 3.01 of the By-Laws to provide that the annual Meeting of Stockholders of the Corporation shall be held each year between May 1 and May 31; and the amendment of Section 3.02 of the By-Laws to provide that, in accordance with recent legislation from the State of Maryland (H.B. 636), a special meeting of stockholders called at the request of stockholders must be requested by holders of 35% or more of the issued and outstanding shares of capital stock of the Corporation entitled to vote at the meeting. A copy of the Second Amendment and Restatement of By-Laws is attached as Exhibit 3.1 to this Form 10-Q.

           On October 24, 1996, the Company filed with the Maryland State Department of Assessments and Taxation Articles Supplementary of Series A Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") in connection with the sale, on October 25, 1996, of 1,740,000 shares of the Series A Preferred Stock. A copy of the Articles Supplementary is attached as Exhibit 4.1 to this Form 10-Q.

           On November 1, 1996, the Company acquired 38 operating office buildings and one office building currently under construction in Atlanta, Georgia and one operating property located in Boca Raton, Florida for an aggregate purchase price of approximately $128 million. The consideration for these acquisitions was paid through a combination of cash, issuance of common stock of the Company and the assumption of approximately $22 million in debt that bears interest at an annual rate of 7.2% and matures in 2006. The 39 operating office properties (the "Peterson Portfolio") contain approximately 1,437,000 square feet of space. The building under construction will contain approximately 128,000 square feet when completed.

           The historical financial statements relating to the Peterson Portfolio required by Item 7 (a) of Form 8-K were filed with the Commission on a Current Report on Form 8-K on October 24, 1996. It is impracticable at this time to file the pro forma financial information relating to the Peterson Portfolio required by Item 7 (b) of Form 8-K. The Company will file such pro forma financial statements with the Commission as soon as they are available but not later than January 14, 1997.

Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibits
           --------

           3.1 Second Amendment and Restatement of By-Laws of CarrAmerica Realty Corporation dated as of October 25, 1996.

           4.1 Articles Supplementary of Series A Cumulative Convertible Re-deemeable Preferred Stock

           27     Financial Data Schedule

    (b)    Reports on Form 8-K
           -------------------

           a. Current Report on Form 8-K dated October 16, 1996 and filed on October 16, 1996 relating to the closing of the purchase of the Littlefield Portfolio located in Austin, Texas and pro forma financial statements.

           b. Current Report on Form 8-K dated October 24, 1996 and filed on October 24, 1996 relating to certain historical summaries and pro forma financial information.

           c. Current Report as Form 8-K dated October 24, 1996 and filed on October 24, 1996 relating to the sale by the Company of 1,740,000 shares of Series A Cumulative Convertible Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION




/s/ Thomas A. Carr
-------------------------------
Thomas A. Carr, President and
Chief Operating Officer




/s/ Brian K. Fields
----------------------------------------
Brian K. Fields, Chief Financial Officer




Date:    November 5, 1996

                                  Exhibit Index


Exhibit         Description
-------         -----------

3.1 Second Amendment and Restatement of By-Laws of CarrAmerica Realty Corporation dated as of October 25, 1996.

4.1               Articles  Supplementary  of   Series  A Cumulative Convertible
                  Redeemeable Preferred Stock

27                Financial Data Schedule