Form 10-K
period 1996-12-31
CARRAMERICA REALTY CORP
filed 1997-03-26
CIK 893577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 1996

                                       OR

/ /                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period ________ from to ________

                         Commission File Number 1-11706

                         CARRAMERICA REALTY CORPORATION
                        Formerly CARR REALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                        52-1796339
  ------------------------                  ------------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

 1700 Pennsylvania Avenue, N.W.
 Washington, D.C.                                          20006
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (202) 624-7500

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         Common Stock,                 New York Stock Exchange
         $0.01 Par Value

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

    As of March 15, 1997, the aggregate market value of the 28,121,529 shares of Common Stock held by non-affiliates of the registrant was approximately $903.4 million, based upon the closing price of $32.125 on the New York Stock Exchange composite tape on such date.

    Number of shares of Common Stock outstanding as of March 15, 1997:
48,734,335

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the Annual Stockholders Meeting to be held in 1997 are incorporated by reference into Part III.

PART 1


Item 1. Business

THE COMPANY

General

CarrAmerica Realty Corporation (the "Company") is a publicly-traded real estate investment trust ("REIT") that focuses primarily on the acquisition, development, ownership and operation of office properties in select suburban growth markets across the United States. The Company's national office strategy is responsive to the growing number of corporate office space users that are relocating their operations from central business districts to suburban markets to reduce operating costs and improve their employees' quality of life.

    As of March 15, 1997, the Company owned a greater than 50% interest in a portfolio of 170 operating office properties, and six properties currently under construction, all of which are located in strategic markets across the United States. These markets include Southern California, Northern California, Seattle, Denver, Phoenix, Austin, Dallas, Chicago, Atlanta, South Florida and metropolitan Washington, D.C. These 170 operating properties contain an aggregate of approximately 13.4 million square feet of space (including approximately 910,000 square feet under construction). The operating properties owned by the Company as of December 31, 1996 were 93.6% leased as of that date, with approximately 1,000 tenants.

    The Company and its predecessor, The Oliver Carr Company ("OCCO"), have successfully developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 30 years. In November 1995, the Company announced a strategic alliance with a wholly-owned subsidiary of Security Capital U.S. Realty (together with Security Capital U.S. Realty, "USRealty"), a European real estate operating company which owns strategic positions in selected real estate companies in the United States. USRealty initially invested approximately $250 million in the Company in April 1996 for a 39% interest in the Company on a fully-diluted basis. As of March 15, 1997, USRealty owned approximately 39.7% of the outstanding common stock of the Company (35.6% on a fully diluted basis). In April 1996, the Company changed its name to CarrAmerica Realty Corporation.

    The Company's experienced staff of over 625 employees, including over 425 on-site building employees, provides a full range of real estate services. The Company's principal executive offices are located at 1700 Pennsylvania Avenue, N.W., Washington, D.C. 20006, and its telephone number is (202) 624-7500. The Company's web site can be found at www.carramerica.com. The Company was organized as a Maryland corporation on July 9, 1992.

Business Strategy

The Company's primary business objective is to achieve long-term sustainable per share cash flow growth by (i) acquiring, developing, owning and operating office properties in suburban markets throughout the United States that exhibit strong, long-term growth characteristics and (ii) developing a national operating system that satisfies and capitalizes on the financial and operational demands of corporate office space users. The Company believes that growth-oriented companies are relocating to and expanding in suburban locations that offer lower operating costs, greater convenience and a higher quality of life than traditional central business districts. The Company seeks to provide suburban office space which will meet the changing needs of corporate users of office space.

    The Company's business strategy is predicated on becoming one of the major owners and operators of office space in each of its selected suburban target markets; therefore, the Company is undertaking a major acquisition initiative as the initial stage of its national office strategy. The Company focuses its acquisition efforts in regions of the United States which possess strong, long-term growth characteristics, and within those regions the Company targets, in general, markets in which operating costs for businesses are relatively low, long-term population and job growth are expected to exceed the national average, and barriers to entry exist for new supply of office space. Additionally, the

Company's market officers coordinate with local third-party brokers to ensure the identification of the best available locations. As of December 31, 1996 (on a rentable square foot basis), 32% of the Company's portfolio was located in its Pacific region, primarily in the suburban Seattle and the California markets of San Jose, Silicon Valley, Pleasanton, Orange County, and San Diego; 41% in its Southeast region, primarily in the metropolitan Washington, D.C. and suburban Atlanta markets; and 27% in its Central and Mountain regions, primarily in the southeast suburban Denver, suburban Chicago and Austin, Texas markets. Downtown Washington, D.C., which represented 100% of the Company's portfolio in 1993, accounted for approximately 19% of the Company's portfolio (on a rentable square foot basis) at the end of 1996.

    The Company has established a set of general guidelines and physical characteristics to evaluate the acquisition opportunities available to the Company in each identified target market. These guidelines include (i) the purchase price of an office property typically should be at a discount to the replacement cost of a comparable office property, (ii) rents of existing customers with leases expiring in the near-term typically should be at or below the current market rents for the given target market, and (iii) an office property generally should be low-rise, with flexible floor plates that are conducive to accommodating a variety of office space user needs. In addition, the Company looks for office properties that have ample parking and that are conveniently located near amenities and major transportation arteries.

    To execute its national suburban office strategy, the Company is implementing a national operating system that will provide nationally coordinated customer service, marketing and development. The Company's national operating system consists of three components: (i) a Market Officer Group; (ii) a National Development Group; and (iii) a Corporate Services Group.

    Market Officer Group. The Market Officer Group currently consists of nine market officers who cover ten of the eleven target markets in which the Company currently owns properties. These market officers are responsible for maximizing the performance of the Company's properties in their markets and ensuring that the needs of the Company's customers are consistently being met. Because they meet with the Company's customers on a regular basis, they are cognizant of and responsive to customers' relocation or expansion needs. The market officers have extensive knowledge of local conditions in their respective markets and, therefore, are invaluable in identifying attractive investment opportunities in their markets. In addition, through their contact with customers, market officers are well positioned to help the Corporate Services Group identify customers with new build-to-suit and multi-market requirements.

    National Development Group. The National Development Group is responsible for developing suburban office properties, build-to-suit facilities and business parks. The architects, engineers, and construction professionals who comprise the National Development Group oversee every aspect of the Company's land planning, building design, construction and development of office properties, ensuring that all projects meet the same high standards and uniform specifications in building design and systems. As the Company implements its national strategy, the National Development Group's expertise should give the Company a competitive edge in marketing its facilities and services to customers. As of March 15, 1997, the Company owned (or held options to acquire) land in six of its eleven target markets which will support the future development of up to 3.3 million square feet of office space. The Company's goal is to allocate approximately 5% of its invested capital to investments in developable land. As of March 15, 1997, the Company had six suburban office properties under construction: a 58,000 square foot building in suburban Washington, D.C.; a 128,000 square foot building in suburban Atlanta; two buildings totaling 295,000 square feet in southeast Denver; a 129,000 square foot building in suburban Austin, Texas; and a 300,000 square foot building in San Jose, California.

    Corporate Services Group. The Company plans to establish the Corporate Services Group during 1997. This group will be responsible for marketing the Company's properties, build-to-suit capabilities, and the national scope of the Company's operations to a targeted list of major corporate users of office space. The Corporate Services Group will act as a primary point of contact for national customers, coordinating all the services the Company offers and giving corporate customers the opportunity to address their national space requirements efficiently and economically.

Recent Developments

In 1996, the Company invested $1.1 billion ($855.4 million in cash, the assumption of $184.4 million of debt and the issuance of $19.5 million in common stock and partnership interests ("Units")) in 146 operating office properties, 552,000 square feet of office space under construction, and 142 acres of land and land options held for future development. From January 1, 1997 to March 15, 1997, the Company invested $140.7 million in 10 operating office properties, placed 1 development project of approximately 101,000 square feet into service and acquired land which in the aggregate will support the development of 636,000 square feet of office space, 358,000 of which is currently under construction. The 1997 acquisitions were funded through $122.6 million in cash and the assumption of $18.1 million in debt. The table below shows the operating office properties purchased or placed in service between January 1, 1996 and March 15, 1997.

                                                                         Net Rentable
                                                          Number of          Area
Property                         Location                 Properties     (SF in 000's)      Month/Year of Acquisition
-----------------------------------------------------------------------------------------------------------------------
PACIFIC REGION:
Scenic Business Park             Southern California            4             137                 March 1996
Harbor Corporate Park            Southern California            4             147                 March 1996
AT&T Center                      Northern California            6             949                 March 1996
Redmond East                     Suburban Seattle              10             399                 June 1996
Plaza PacifiCare                 Southern California            1             104                 June 1996
Katella Corporate Center         Southern California            1              80                 July 1996
Warner Center                    Southern California           12             342                 July 1996
Sunnyvale Research Plaza         Northern California            3             126                 September 1996
NELO/Orchard Portfolio           Northern California           21           1,014                 November 1996
Rio Robles                       Northern California            7             368                 November 1996
Del Mar Corporate Plaza          Southern California            2             123                 December 1996
South Coast Executive Center     Southern California            2             162                 December 1996
Warner Premier                   Southern California            1              62                 February 1997
3745 North First Street          Northern California            1              68                 February 1997
Wateridge Pavilion               Southern California            1              62                 March 1997
                                                             ----          ------
  Subtotal                                                     76           4,143
                                                             ----          ------

                                                                         Net Rentable
                                                          Number of          Area
Property                         Location                 Properties     (SF in 000's)      Month/Year of Acquisition
-----------------------------------------------------------------------------------------------------------------------
CENTRAL REGION:
Parkway North Center             Suburban Chicago               2             508                June 1996
Norwood Tower                    Austin, Texas                  1             111                June 1996
Littlefield Portfolio            Austin, Texas                 10             865                August 1996
Greyhound                        Suburban Dallas                1              93                November 1996
Search Plaza                     Suburban Dallas                1             151                December 1996
Unisys                           Suburban Chicago               2             365                December 1996
The Crossings                    Suburban Chicago               2             298                January 1997
Cedar Maple                      Suburban Dallas                3             113                January 1997
Quorum North                     Suburban Dallas                1             116                February 1997
Quorum Place                     Suburban Dallas                1             178                March 1997
                                                             ----         -------
  Subtotal                                                     24           2,798
                                                             ----         -------
SOUTHEAST REGION:
Reston Quadrangle                Suburban Washington, D.C.      3             261                March 1996
Parkway One                      Suburban Washington, D.C.      1              88                June 1996
Peterson Portfolio               Suburban Atlanta              38           1,263                November 1996
Lake Wyman Plaza                 South Florida                  1             160                November 1996
                                                             ----         -------
  Subtotal                                                     43           1,772
                                                             ----         -------

MOUNTAIN REGION:
Harlequin Plaza                  Southeast Denver               2             324                May 1996
Quebec Court I & II              Southeast Denver               2             286                May 1996
The Quorum                       Southeast Denver               2             124                June 1996
Greenwood Center                 Southeast Denver               1              75                July 1996
Quebec Center                    Southeast Denver               3             104                August 1996
Pointe Corridor IV               Suburban Phoenix               1             172                December 1996
Camelback Lakes                  Suburban Phoenix               2             200                December 1996
Panorama I                       Southeast Denver               1             101                January 1997
                                                             ----         -------
  Subtotal                                                     14           1,386
                                                             ----         -------
    TOTAL ACQUIRED                                            157          10,099
                                                             ====         =======

    The following table shows the Company's land and land options held for future development, all of which were acquired between January 1, 1996 and March 15, 1997.


                                      Square Feet               Acres                Rentable
                                        Under                  Held For            Square Feet
Region                               Construction             Development      Held For Development
--------------------------------------------------------------------------------------------------------

Pacific Region:
  Northern California                   300,000                   N/A                      N/A
  Suburban Seattle                          N/A                     4                   95,000
                                       --------                  ----               ----------
    Subtotal                            300,000                     4                   95,000
                                       --------                  ----               ----------

Mountain Region:
  Southeast Denver                      295,000                    39                  720,000
  Phoenix                                   N/A                     7                  240,000
                                       --------                  ----               ----------
    Subtotal                            295,000                    46                  960,000
                                       --------                  ----               ----------

Central Region:
  Austin, Texas                         129,000                    69                1,524,000
  Dallas, Texas                             N/A                     1                   38,000
  Suburban Chicago                          N/A                    30                  723,000
                                       --------                  ----               ----------
    Subtotal                            129,000                   100                2,285,000
                                       --------                  ----               ----------

Southeast Region:
  Suburban Washington, D.C.              58,000                   N/A                      N/A
  Suburban Atlanta                      128,000                   N/A                      N/A
                                       --------                  ----               ----------
    Subtotal                            186,000                   N/A                      N/A
                                       --------                  ----               ----------
      TOTAL                             910,000                   150                3,340,000
                                       ========                  ====               ==========

Capital Transactions

During the fourth quarter of 1996, the Company raised aggregate net proceeds of $249 million through the sale of 1.7 million shares of Series A Cumulative Convertible Redeemable Preferred Stock in October, from which the Company raised net proceeds of $43 million, and the sale of 8.2 million shares of its common stock to the public and a concurrent offering to USRealty in November, from which the Company raised net proceeds of $206 million. The net proceeds of these offerings were used to acquire the suburban office properties and land described above and to pay down indebtedness under the Company's unsecured line of credit.

    In January 1997, the Company consummated a public offering and a concurrent offering to USRealty of 4.9 million shares of its common stock that raised net proceeds of approximately $136 million. The net proceeds were used to acquire the suburban office properties and land described above and to pay down indebtedness under the Company's unsecured line of credit.

    In January 1997, the Company entered into a short-term, revolving credit agreement with Morgan Guaranty Trust of New York to borrow up to $150 million, secured by certain properties in the Company's portfolio.

Directors of the Company

The directors of the Company are divided into three classes, with approximately one-third of the directors elected by the stockholders annually. As of March 15, 1997, the Board of Directors of the Company consisted of the following persons:

    Oliver T. Carr, Jr., 71, has been the Chief Executive Officer and Chairman of the Board of Directors of the Company since it commenced operations in February 1993. Mr. Carr's term as a director of the Company expires at the 1999 Annual Meeting of Stockholders. Mr. Carr founded OCCO in 1962 and since that time has been its Chairman of the Board and a director. In addition, Mr. Carr has served as President of OCCO since February 1993. Mr. Carr is also on the Board of Directors of Carr Park, Inc., a subsidiary of OCCO. He was Chairman of the Board of Trustees of The George Washington University until May 1995. Mr. Carr is the father of Thomas A. Carr and Robert O. Carr. Mr. Carr is a member of the Investment Committee and the Executive Committee of the Board of Directors.

    Thomas A. Carr, 38, has been President and a director of the Company since February 1993. Mr. Carr's term as a director of the Company expires at the 1998 Annual Meeting of Stockholders. In May 1995, Mr. Carr was also appointed the Chief Operating Officer of the Company, at which time he resigned as the Company's Chief Financial Officer, a position he had held since February 1993. Mr. Carr was President of Carr Partners, Inc., a financial services affiliate of OCCO, from 1991 until February 1993, when Carr Partners, Inc. ceased operations. Prior to becoming President of Carr Partners, Inc., Mr. Carr was Vice President of Suburban Development and Regional Development Partner for Montgomery County for OCCO, beginning in 1985. Mr. Carr is a director of OCCO. Mr. Carr holds a Masters degree in Business Administration from Harvard Business School, and a Bachelor of Arts degree from Brown University. Mr. Carr is a member of the Board of Governors of the National Association of Real Estate Investment Trusts and a director of Lafayette Square Partners, Inc. Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Robert O. Carr. Mr. Carr is a member of the Investment Committee and the Executive Committee of the Board of Directors. In addition, Mr. Carr is a member of management's Operating Committee and Investment Committee.

    Robert O. Carr, 47, has been a director of the Company and President and Chairman of the Board of Directors of Carr Real Estate Services, Inc. ("Carr Services, Inc."), a subsidiary of the Company, since February 1993. Mr. Carr's term as a director of the Company expires at the 1997 Annual Meeting of Stockholders. Mr. Carr is a director of OCCO and, from 1987 until February 1993, served as its President and Chief Executive Officer. Mr. Carr joined OCCO in 1973 and has served in a number of positions which have included the supervision of all development operations since 1979 and all day-to-day company operations since 1982 as Executive Vice President. Mr. Carr is a member of the Boards of Directors for the Greater Washington Research Center, the Corcoran School of Art, and the National Cathedral School for Girls. Mr. Carr is also a member of the Greater Washington Board of Trade, the Urban Land Institute, and the D.C. Chamber of Commerce. Mr. Carr holds a Bachelor of Arts degree from Trinity College. Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Thomas A. Carr. Mr. Carr is a member of the Executive Committee of the Board of Directors.

    David Bonderman, 54, has been a director of the Company since its commencement of operations. Mr. Bonderman's term expires at the 1997 Annual Meeting of Stockholders. He is the managing general partner of TPG Partners, L.P., a private investment partnership. From October 1971 through June 1983, Mr. Bonderman was an associate and then partner in the law firm of Arnold & Porter, Washington, D.C. From July 1983 through August 1992, Mr. Bonderman served as the Vice President and Chief Operating Officer of Keystone, Inc. (formerly the Robert M. Bass Group, Inc.). Mr. Bonderman also serves as a director of Bell & Howell Holdings Company, Washington Mutual, Inc., Denbury Resources, Inc., National Education Corporation and Continental Airlines, Inc. Mr. Bonderman holds a Bachelor of Arts degree from the University of Washington and an L.L.B. degree from Harvard University. Mr. Bonderman is a member of the Executive Compensation Committee of the Board of Directors.

    Andrew F. Brimmer, 70, has been a director of the Company since February 1993. Dr. Brimmer's term as a director of the Company expires at the 1999 Annual Meeting of Stockholders. He has been the President of Brimmer & Company, Inc., an economic and financial consulting firm, since 1976. Since

1995, Dr. Brimmer has served as the chairman of the District of Columbia Financial Control Board. Dr. Brimmer was a member of the Board of Governors of the Federal Reserve System from 1966 through 1974. He is also the Wilmer D. Barrett Professor of Economics at the University of Massachusetts-Amherst. Dr. Brimmer serves as a director of BankAmerica Corporation and Bank of America, BlackRock Investment Income Trust, Inc. (and other funds), PHH Corporation, E.l. du Pont de Nemours & Company, Navistar International Corporation, Gannett Company, Borg-Warner Automotive, Inc. and Airborne Express. Dr. Brimmer received a Bachelor of Arts and a Masters degree in Economics from University of Washington and holds a Ph.D. in Economics from Harvard University. Dr. Brimmer is a member of the Audit Committee of the Board of Directors.

    A. James Clark, 69, has been a director of the Company since February 1993. Mr. Clark's term as a director of the Company expires at the 1998 Annual Meeting of Stockholders. He has been Chairman of the Board and President of Clark Enterprises, Inc., a Bethesda, Maryland-based company involved in real estate, communications, and commercial and residential construction, since 1972. Mr. Clark is a member of the University of Maryland Foundation, and serves on the Board of Trustees of The Johns Hopkins University. He is also a member of the PGA Tour Investments Policy Board and a director of Lockheed Martin Corporation and Potomac Electric Power Company. Mr. Clark is a graduate of the University of Maryland. Mr. Clark is a member of the Investment Committee, the Executive Compensation Committee, the Executive Committee and the Nominating Committee of the Board of Directors.

    Anthony R. Manno, Jr., 44, has been a director of the Company since May 1996. Mr. Manno's term as a director of the Company expires at the 1997 Annual Meeting of Stockholders. Mr. Manno is a Managing Director of Security Capital Investment Research Incorporated, an affiliate of USRealty. Prior to joining Security Capital Investment Research Incorporated in 1993, Mr. Manno was a managing director of LaSalle Partners Limited where he served in various capacities from 1980 to 1993, including client manager for LaSalle Partners Limited's joint venture partner, Dai-ichi Mutual Life Insurance Company; manager of LaSalle Partners Limited's property finance group; and a member of LaSalle Partners Limited's investment committee. Prior thereto, Mr. Manno was a commercial real estate loan officer of The First National Bank of Chicago. Mr. Manno is a Certified Public Accountant. Mr. Manno received his Masters in Business Administration, with a concentration in Finance, from the University of Chicago School of Business and his M.A. and B.A. in Economics from Northwestern University.

    Caroline S. McBride, 43, has been a director of the Company since July 1996. Mrs. McBride's term as a director of the Company expires at the 1997 Annual Meeting of Stockholders. Mrs. McBride is a Managing Director of Security Capital Investment Research Incorporated. From January 1993 to June 1996, Mrs. McBride was the director of private market investments for the IBM Retirement Fund and from January 1992 to January 1995, she was the director of real estate investments for such fund. Prior to joining the IBM Retirement Fund in 1992, Mrs. McBride was director of finance, investments and asset management for IBM's corporate real estate division. Mrs. McBride is on the Boards of Directors of the Pension Real Estate Association (PREA) and the Real Estate Research Institute. Mrs. McBride received her Masters in Business Administration from New York University and a Bachelor of Arts degree from Middlebury College. Mrs. McBride is a member of the Investment Committee and the Audit Committee of the Board of Directors.

    J. Marshall Peck, 45, has been a director of the Company since June 1996. Mr. Peck was appointed to the Board in connection with the USRealty Transaction. Mr. Peck is a Managing Director of Security Capital Investment Research Incorporated. Prior to joining Security Capital Investment Research Incorporated in May 1996, Mr. Peck was a Managing Director of LaSalle Partners Limited since January 1989, where he served in various capacities over his 14-year tenure, with responsibility for operating groups within both the investment and services businesses and was a member of its management committee. Prior thereto, Mr. Peck held various marketing and management positions in the Data Processing Division of IBM. Mr. Peck is past Chairman of the Pension Real Estate Association and serves on the National Real Estate Advisory Board of the Nature Conservancy. Mr. Peck is on the Boards of

Directors of Regency Realty Corporation and Storage USA, Inc. Mr. Peck received his B.A. degree from University of North Carolina at Chapel Hill. Mr. Peck is a member of the Executive Committee and the Executive Compensation Committee of the Board of Directors.

    George R. Puskar, 53, has been a director of the Company since its commencement of operations. Mr. Puskar's term expires at the 1999 Annual Meeting of Stockholders. He has served as the Chairman and Chief Executive Officer of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate") since 1989 and a vice president of The Equitable Life Assurance Society of the United States ("ELAS"). Mr. Puskar joined ELAS in 1966 in its local field office in Pittsburgh. Mr. Puskar became the President of Equitable Real Estate, a diversified real estate organization which is a subsidiary of ELAS, in 1984. Mr. Puskar serves as a director of Equitable Real Estate Capital Markets, Inc. and is a board member of the International Council of Shopping Centers, Clark Atlanta University, The Atlanta Chamber of Commerce, the Vice Chairman and a board member of the National Realty Committee, and a member of the Advisory Board of the Wharton School's Real Estate Center in Philadelphia. Mr. Puskar is a member of the Executive Committee and the Nominating Committee of the Board of Directors.

    William D. Sanders, 55, has been a director of the Company since May 1996. Mr. Sanders is the Founder and Chairman of Security Capital Group, an affiliate of USRealty. Mr. Sanders retired on January 1, 1990, as chief executive officer of LaSalle Partners Limited, which he founded in 1968. Mr. Sanders is on the Boards of Directors of R. R. Donnelley & Sons Company, USRealty, Storage USA, Inc. and Regency Realty Corporation. Mr. Sanders is a former trustee and member of the executive committee of the University of Chicago and a former trustee fellow of Cornell University. Mr. Sanders received his Bachelor of Science from Cornell University. Mr. Sanders is a member of the Nominating Committee of the Board of Directors.

    Wesley S. Williams, Jr., 54, has been a director of the Company since February 1993. Mr. Williams' term as a director of the Company expires at the 1998 Annual Meeting of Stockholders. Mr. Williams has been a partner of the law firm of Covington & Burling since 1975. He was adjunct professor of real estate finance law at the Georgetown University Law Center from 1971 to 1973 and is a contributing author to several texts on banking law and on real estate finance and investment. Mr. Williams is also on the Editorial Advisory Board of the District of Columbia Real Estate Reporter. Mr. Williams serves on the Boards of Directors of Blackstar Communications, Inc. and its Florida, Michigan and Oregon subsidiaries; Blackstar LLC and its Nebraska and South Dakota subsidiaries; and the Federal Reserve Bank of Richmond. Mr. Williams is Chairman of the Boards of Directors of Broadcast Capital, Inc. and Broadcast Capital Fund, Inc. and is Vice Chairman of The Lockhart Companies, Incorporated. Mr. Williams also is a member of the Executive Committee of the Board of Trustees of Penn Mutual Life Insurance Company. Mr. Williams received a B.A. and J.D. from Harvard University, an M.A. from the Fletcher School of Law and Diplomacy and an L.L.M. from Columbia University. Mr. Williams is a member of the Executive Compensation Committee of the Board of Directors.


Executive Officers and Certain Key Employees of the Company

In addition, as of March 15, 1997, the Company's executive officers and key employees were as follows:

    Brian K. Fields, 37, has been the Company's Chief Financial Officer since May 1995. Prior to that time, Mr. Fields served as the Company's Vice President, Treasurer and Controller since February 1993. Mr. Fields served as Treasurer and Controller of OCCO from 1990 to February 1993. Prior to that time, Mr. Fields was a Senior Manager with KPMG Peat Marwick LLP in Washington, D.C. Mr. Fields was employed by KPMG Peat Marwick LLP for eight years. Since 1993, Mr. Fields has also been a director and Treasurer of Carr Services, Inc. and since 1996 he has served as a director and officer of several other subsidiaries of the Company. He holds a Bachelor of Science degree in Accounting from Virginia Tech and is a Certified Public Accountant. Mr. Fields is a member of management's Operating Committee and Investment Committee.

    Philip L. Hawkins, 41, has been the Company's Managing Director of Asset Management since February 1996. Prior to that time, Mr. Hawkins was employed by LaSalle Partners Limited since 1982. Mr. Hawkins served as the Executive Vice President,

Eastern Division, Asset Management Group since 1995; the Senior Vice President, Northeast Region, Asset Management Group from 1990 to 1994 and in other asset management positions prior to that time. Mr. Hawkins was also a director of LaSalle Partners. He holds a Masters in Business Administration from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Hamilton College. Mr. Hawkins is a member of management's Operating Committee and Investment Committee.

    Robert E. Peterson, 45, has been the Company's Regional Managing Director, Southeast Region, since November 1996. Mr. Peterson has over 23 years of real estate experience. Mr. Peterson's most recent experience includes 18 years as President of Peterson Properties, which he co-founded in 1978. Prior to forming Peterson Properties, Mr. Peterson was Vice President of Arthur Rubloff & Company, where he spent five years specializing in office and industrial leasing and investment property brokerage. Mr. Peterson is a former member of the Society of Industrial and Office Realtors and serves on the Developer Advisory council for the Georgia Chapter of the National Association of Industrial and Office Parks. He graduated from University of North Carolina at Chapel Hill, with a B.S. in Business Administration. Mr. Peterson is a member of management's Operating Committee and Investment Committee.

    Robert G. Stuckey, 35, has been the Company's Managing Director of Acquisitions and Development since February 1996. Prior to that time, Mr. Stuckey was employed by Security Capital Industrial Trust, an affiliate of Security Capital Group, since January 1993, as a Senior Vice President managing the operations of the development group since November 1994, and as a Vice President supervising acquisition due diligence from May 1993 to November 1994. Prior to that time, Mr. Stuckey had seven years of experience with Trammell Crow Company. His most recent position there was as Chief Financial Officer for Trammel Crow Company NE, Inc. Mr. Stuckey holds a Masters in Business Administration from Harvard Business School and a Bachelor of Science in Finance from University of Nebraska. Mr. Stuckey is a member of management's Operating Committee and Investment Committee.

    Paul R. Adkins, 38, has been the Company's Vice President, Market Officer for Washington, D.C. since August 1996. Mr. Adkins has been with the Company for over 14 years, including serving as Vice President of Acquisitions from May 1994 to August 1996. Mr. Adkins was instrumental in the Company's initial efforts to acquire suburban office properties in its suburban Atlanta and Austin, Texas target markets. Prior to that, Mr. Adkins served in a variety of other capacities with the Company, with over 12 years in commercial real estate leasing. Mr. Adkins was named "Top Producer" for the Washington metropolitan area in 1990 and 1991 by the Washington, D.C. Association of Realtors. Mr. Adkins is a member of the District of Columbia's Building Industry Association and Northern Virginia's National Association of Industrial and Office Parks. Mr. Adkins holds a Bachelor of Arts degree from Bucknell University.

    Andrea F. Bradley, 36, has been the Company's Vice President, General Counsel and Corporate Secretary since August 1993. Mrs. Bradley was an attorney with the law firm of Shaw, Pittman, Potts and Trowbridge from 1991 to August 1993 and an attorney with the law firm of Paul, Hastings, Janofsky & Walker from 1985 to 1991, where she practiced primarily corporate finance and securities law. Mrs. Bradley holds a Juris Doctor from University of California at Los Angeles and an A.B. degree in American Studies from Stanford University.

    Steven N. Bralower, 46, has been Senior Vice President of Carr Realty, L.P., a subsidiary of the Company, since May 1996 and prior thereto was Senior Vice President of Carr Services, Inc. from 1993 to May 1996. Mr. Bralower was Senior Vice President of OCCO from 1985 to February 1993 and was responsible for overseeing and directing one-half of OCCO's leasing activities in its portfolio of commercial office and retail space. Mr. Bralower first joined OCCO in 1978 as a commercial leasing agent. Mr. Bralower has been a member of the Georgetown University Law Center faculty. Mr. Bralower holds a Bachelor of Arts degree from Kenyon College.

    Robert L. Brumm, 45, has been Vice President, Human Resources and Administration of the Company, since May 1996. From 1993 to 1996, Mr. Brumm held the same position with Carr Services, Inc. and from March 1990 to 1993 held the same position with OCCO. He is responsible for managing the Human Resources, Risk Management, Training, and Office Management functions. He has over 20 years of experience including 8 years with Mark Controls Corporation and 5 years with the real estate division of Philip Morris, Inc. Mr. Brumm received his Bachelors degree from California State University at Long Beach.

    Clete Casper, 37, has been the Company's Vice President, Market Officer for suburban Seattle since July 1996. Mr. Casper has over 10 years' experience in the real estate and marketing field. Mr. Casper's most recent experience includes 1 year as a Senior Associate with CB Commercial Real Estate Group Inc., Seattle, Washington. Prior to that, Mr. Casper was with Sabey Corporation in Seattle, Washington serving in the following capacities: 4 years as Development Manager and 5 years as a Marketing Associate. Mr. Casper is a graduate of Washington State University.

    Joel DeSpain, 45, has been the Company's Vice President, Market Officer for Austin, Texas since August 1996. Mr. DeSpain has over 18 years' experience in the real estate and marketing field. Mr. DeSpain's most recent experience includes 2 years as a Vice President of Littlefield Real Estate Company in Austin, Texas. Prior to that, Mr. DeSpain spent 2 years with Faison-Stone in Austin, Texas as Vice President, 5 years with Grubb & Ellis in Austin, Texas as President, 2 years with Paragon Properties in Austin, Texas as Executive Vice President, and 7 years with The Home Company Realtors in Houston, Texas as Marketing Director. Mr. DeSpain holds a Doctor of Jurisprudence from South Texas College of Law and a BBA in Marketing from University of Houston.

    John J. Donovan, Jr., 53, has been Senior Vice President of Carr Services, Inc. since February 1993. Prior to that, Mr. Donovan was Senior Vice President of OCCO from 1988 to February 1993 and was responsible for overseeing and directing one-half of OCCO's leasing activities in its portfolio of commercial office and retail space. Mr. Donovan joined OCCO as a commercial leasing agent in 1976. He is a member of the Advisory Board for Jubilee Enterprise of Greater Washington (an affiliate of Jubilee Housing and The Enterprise Foundation). Mr. Donovan holds a Bachelor of Arts degree from Georgetown University.

    Karen B. Dorigan, 32, has been the Company's Vice President -- Land Due Diligence since January 1996 and is responsible for supervising land and development due diligence. Prior to that time and for more than 9 years, Mrs. Dorigan served in a variety of capacities in OCCO's development business, including from February 1993 to January 1996 serving as a Vice President. She is a past member of Northern Virginia's Building Industry Association's Arlington Chapter Council. Mrs. Dorigan holds a Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School.

    J. Thad Ellis, 36, has been the Company's Vice President, Market Officer for suburban Atlanta since November 1996. Mr. Ellis has over 12 years' experience in the real estate field. Mr. Ellis' most recent experience includes 10 years with Peterson Properties where his primary responsibility was to oversee and coordinate the leasing and property management for the management services portfolio. Prior to that, Mr. Ellis spent two years with another Atlanta development company. Mr. Ellis is a graduate of Washington & Lee University and is involved with the National Association of Industrial and Office Parks and Atlanta's Chamber of Commerce and is also on the Advisory Board of Black's Guide.

    Richard W. Greninger, 45, has been Senior Vice President of Carr Services, Inc. since March 1995. Prior to that time he had been Vice President of Carr Services, Inc. since February 1993. Mr. Greninger was with OCCO as Vice President of Property Management Services from January 1992 to February 1993. Prior to that time, Mr. Greninger was with CB Commercial Real Estate Group Inc., a commercial real estate firm, where he was Senior Vice President and Regional Manager of the Mid-Atlantic Property Management Division responsible for the management of 7.5 million square feet of commercial space. During 1994, Mr. Greninger served as President of the Greater Washington Apartment and Office Building Association. Mr. Greninger has served as a director of both the Institute of Real Estate Management and the Building Owners and Managers Association. Mr. Greninger holds a Masters in Business Administration from the University of Cincinnati and a Bachelor of Science degree from Ohio State University.

    John S. Herr, 41, has been the Company's Vice President, Market Officer for Northern California since September 1996. Mr. Herr has over 12 years' experience in the real estate and marketing field. Mr. Herr's most recent experience includes 21U2 years as the President and Chief Executive Officer of Simeon Commercial Properties in San Francisco, California. Prior to that, Mr. Herr spent 8 years with Trammel Crow serving in the following capacities: 2 years as Principal and Executive Vice President in San Francisco; 3 years as Partner in Richmond, Virginia; and 4 years as Marketing Representative in Washington, D.C. Mr. Herr holds a Masters in Business Administration from Stanford University and a Bachelors degree from the U.S. Naval Academy.

    Austin W. Lehr, 35, has been the Company's Vice President, Market Officer for Southeast Denver since July 1996. Mr. Lehr has over 10 years' experience in the real estate and marketing field. Mr. Lehr's most recent experience includes 4 years as a Vice President with Southwest Value Partners and Affiliates in Phoenix, Arizona. Prior to that, Mr. Lehr spent 4 years with Draper and Kramer, lncorporated in Washington, D.C. as the Director of Development and Marketing, and 2 years as a Vice President at Guaranty Federal Savings and Loan in Dallas, Texas. Mr. Lehr holds a Masters of Management degree from Northwestern University and a Bachelor of Arts degree from Williams College.

    Dwight L. Merriman, 36, has been the Company's Vice President, Market Officer for Southern California since August 1996. Mr. Merriman has over 12 years' experience in the real estate and marketing field. Mr. Merriman's most recent experience includes 1 year as Vice President with Security Capital Industrial Trust in Irvine, California. Prior to that, Mr. Merriman spent 11 years with Overton, Moore in Los Angeles in the following capacities: 5 years as the Director of Marketing - Asset Management (Partner), 4 years as Director of Marketing - Development (Partner) and 2 years as a Marketing Associate. Mr. Merriman holds a Masters in Business Administration from University of California at Los Angeles and a Bachelors degree from University of Southern California.

    B. Thomas Miller, Jr., 35, has been the Company's Vice President - Acquisitions and Marketing since September 1996. Mr. Miller has over 10 years of experience in the real estate and marketing field. Mr. Miller's most recent experience includes 3 years as Vice President of Security Capital Investment Research Incorporated. Prior to that time, Mr. Miller spent 3 years as a Senior Manager with Arthur Andersen S.C. Real Estate Services Group and 2 years as an Associate in Management Advisory Services at Kenneth Leventhal & Company. Mr. Miller holds a Bachelor of Arts degree in Finance from University of Texas at Austin.

    Gerald J. O'Malley, 53, has been the Company's Vice President, Market Officer for suburban Chicago since July 1996. Mr. O'MalIey has over 29 years' experience in the real estate and marketing field. Mr. O'Malley's most recent experience includes 10 years as founder and President of G.J. O'MaIIey & Company, a real estate office leasing company. Prior to that, Mr. O'Malley spent 6 years as a leasing agent for LaSalle Partners in Chicago, Illinois, 4 years as a leasing and sales agent for the firm of Bennett and Kahnweiler, in Chicago, Illinois, and 8 years with Whiston Group as a property and leasing manager. Mr. O'Malley holds a Bachelors degree from Loyola University.

    James D. Peterson, 49, has been the Company's Vice President, Market Officer for South Florida since November 1996. Mr. Peterson has over 25 years' experience in the real estate field. Mr. Peterson's most recent experience includes 3 years (from 1993 to October 1996) as Vice President of Peterson Properties with responsibility for property operations in South Florida. From 1978 to 1981, Mr. Peterson was President of Peterson Properties, which he co-founded. Mr. Peterson also spent 4 years with the Investment Life Insurance Company of America as Chairman and Chief Executive Officer, 7 years as Chairman of Cavanaugh Development Company, a general contractor and developer of office and industrial parks in San Diego, California, which he co-founded, and 7 years with Wachovia Bank and Trust Company. Mr. Peterson is involved with the National Association of Industrial and Office Parks and is a member of Boca Raton's Chamber of Commerce. Mr. Peterson holds a Masters in Business Administration from University of Texas - Austin and a Bachelor of Science degree in Economics from University of North Carolina at Chapel Hill.

    Matthew L. Richardson, 37, has been a Senior Vice President of Carr Development & Construction, Inc., a subsidiary of the Company, since April 1996, with responsibility for all build-to- suit marketing and for assisting the Market Officer Group in qualifying, structuring and negotiating development opportunities. Prior to that time and for more than 8 years, Mr. Richardson served in a variety of capacities in OCCO's development business, including from September 1991 to April 1996 serving as its President. He is on the Board of Directors of the District of Columbia's Building Industry Association. Mr. Richardson holds a Masters of Business Administration and a Bachelor of Urban Planning degree from University of Virginia.

    Debra A. Volpicelli, 32, has been the Company's Treasurer and Controller since May 1995. Prior to that time, Mrs. Volpicelli was the Company's Tax Manager since February 1993. Mrs. Volpicelli was Tax Manager for OCCO from 1990 to February 1993. Prior to that time, Mrs. Volpicelli was in the tax department of Arthur Andersen & Co., SC. Mrs. Volpicelli holds a Bachelor of Science degree in Business Administration from Georgetown University and is a Certified Public Accountant.

    Joseph D. Wallace, 33, has been the Company's Vice President - Building Due Diligence since January 1996 and is responsible for supervising building acquisition due diligence. Prior to that time, Mr. Wallace was the Company's Vice President of Asset Management since February 1993. Mr. Wallace was Vice President of Carr Partners, Inc. from 1990 to February 1993. Prior to that, Mr. Wallace was co-Director of Asset Management for OCCO responsible for the investment oversight of OCCO's portfolio of commercial properties in the Washington, D.C. metropolitan area. Mr. Wallace holds a Bachelor of Science degree in Commerce from University of Virginia.

    James S. Williams, 40, has been a Senior Vice President of Carr Development & Construction, Inc. with responsibility for oversight of all project management, design and construction operations since October 1996. Mr. Williams rejoined the Company after 2 years as Vice President of Operations of Obadwick International. Mr. Williams' initial tenure with the Company was from 1983 to 1994, during which time he served in a variety of capacities in OCCO's development business. Prior to that, Mr. Williams was employed by Holland & Lyons where he worked in project management of commercial and residential real estate development. Mr. Williams is a guest lecturer at George Washington University. Mr. Williams holds a Bachelor of Science degree in Business Administration from West Virginia University.

Item 2. Properties

General. As of December 31, 1996, the Company owned interests in 165 operating office properties consisting of whole or partial ownership interests, ranging from two to sixteen stories each, located in eleven target markets across the United States. As of December 31, 1996, the Company owned fee simple title or leasehold interest in 156 operating office properties, controlling partial interests in three operating office properties, and non-controlling partial interests of 2% to 50% in six operating office properties. In addition, as of December 31, 1996, the Company owned four office properties under development and a 50% interest in one additional office property development project. Except as disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company has no immediate plans to renovate its operating office properties other than for routine capital maintenance. The Company believes its properties are adequately covered by insurance. The Company believes that, as a result of its national operating system, market research capabilities, access to capital, and experience as an owner, operator and developer of real estate, it will continue to be able to identify and consummate acquisition opportunities and to operate its portfolio more effectively than competitors without such capabilities. The Company, however, competes in many of its target markets with other real estate operators, some of whom may have been active in such markets for a longer period than the Company.

    The following table sets forth certain related information about each operating property owned by the Company as of December 31, 1996:

                                                                       Total
                                                  Net                Annualized  Average
                                    Company's   Rentable                Base     Base Rent
                                    Effective     Area                 Rent(3)  Per Leased
                                    Property    (square     Percent     (in       Square
Property                            Ownership   feet)(1)   Leased(2) thousands)  Foot(4)  Significant Tenants(5)
-------------------------------------------------------------------------------------------------------------------------------
Consolidated Properties
SOUTHEAST REGION
Downtown Washington, D.C.:
International Square (3 Properties)   100.0%  1,017,511     91.7%   $ 30,802    $33.00  International Monetary Fund (42%)
1730 Pennsylvania Avenue              100.0     229,461     97.6       8,538     38.12  Federal Deposit Insurance
                                                                                        Corporation (52%) King & Spalding (26%)
2550 M Street                         100.0     187,931    100.0       5,838     31.06  Patton, Boggs (86%)
1775 Pennsylvania Avenue(6)           100.0     143,981     99.1       3,120     21.87  Citibank F.S.B.(81%)
900 19th Street                       100.0     100,804     75.6       2,194     28.79  America's Community Bankers (29%),
                                                                                        Lucent Technologies (11%)
1747 Pennsylvania Avenue               89.7(7)  152,314     76.6       3,522     30.17  Legg Mason Wood Walker (16%)
1255 23rd Street                       75.0(8)  303,930     88.4       7,356     27.40  Chronicle of Higher Education
                                                                                        (16%), Seabury & Smith (16%)
2445 M Street                          74.0(7)  266,902     90.1       6,858     28.51  Wilmer, Cutler & Pickering (77%)

Suburban Washington, D.C.:
One Rock Spring Plaza(6)              100.0     205,298     95.9       4,349     22.10  Sybase (27%), Caterair (22%)
Tycon Courthouse                      100.0     416,099     99.0       8,094     19.66  Siemens Rolm (19%), GSA-FINCEN
                                                                                        (16%), Vie de France (11%)
Three Ballston Plaza                  100.0     302,797    100.0       6,979     23.05  CACI (50%), Eastman Kodak (20%)
Reston Quadrangle (3 Properties)      100.0     260,643     99.9       5,447     20.93  Software AG (67%), Lucas (14%),
                                                                                        LaFarge Corporation (11%)
Parkway One                           100.0      87,842    100.0       1,358     15.46  EIS International (87%)

Suburban Atlanta:
Veridian (22 Properties)              100.0     187,842     96.0       2,255     12.50  GE Capital Corporation (32%)
Glenridge                             100.0      64,431     96.0         909     14.69  Industrial Computer Corp. (37%),
                                                                                        Crawford & Co. (27%)
Century Springs West                  100.0      94,765     95.3       1,321     14.63  Retirement Care Associates (27%)
Holcomb Place                         100.0      72,991    100.0       1,097     15.03  Prudential (24%), Intercept
                                                                                        Holdings, Inc. (13%), The Progeni
                                                                                        Corp. (13%)
DeKalb Tech (5 properties)            100.0     163,159     86.9       1,239      8.73  Lucent Technologies (21%),
                                                                                        Moreland & Altobelli (20%)
Midori                                100.0      99,864     96.1       1,718     17.91  OHM Remediation Services Corp.
                                                                                        (30%), UPS (21%), NCR (14%)
Crestwood                             100.0      88,186    100.0       1,444     16.38  EBC Gwinnet Enterprises (23%),
                                                                                        Everready Battery Co. (12%)
Parkwood                              100.0     151,020     89.5       2,486     18.40  Columbian Chemicals Company (30%)
Lakewood                              100.0      80,338     98.2       1,117     14.16  Paychex (25%), ISS (25%), Hickson
                                                                                        Corp. (23%), Morrison's (17%)
The Summit                            100.0     178,382    100.0       2,206     12.37  Unisys Corp. (73%), GE Claims
                                                                                        Service (14%), Construction Market
                                                                                        Data, Inc. (13%)
Spalding Triangle II (3 Properties)   100.0      82,102     97.6       1,074     13.41  OHM Remediation Services Corp.
                                                                                        (28%), UNI Distribution Corp. (18%),
                                                                                        Wakefield/Beasley & Associates (16%)

South Florida:
Lake Wyman Plaza                      100.0     159,921     97.1       2,036     13.11  Motorola (15%)
                                              ---------     ----    --------     -----
  Southeast Region Subtotal                   5,098,514     94.3     113,357     23.57


                                                                       Total
                                                  Net                Annualized  Average
                                    Company's   Rentable                Base     Base Rent
                                    Effective     Area                 Rent(3)  Per Leased
                                    Property    (square     Percent     (in       Square
Property                            Ownership   feet)(1)   Leased(2) thousands)  Foot(4)  Significant Tenants(5)
-------------------------------------------------------------------------------------------------------------------------------
PACIFIC REGION
Southern California:
Scenic Business Park (4 Properties)   100.0     137,436      89.7     1,329     10.78  FHP (51%), So. Cal Blood & Tissue (12%)
Harbor Corporate Park (4 Properties)  100.0     147,304      53.6     1,033     13.06  Texaco Refining & Marketing (12%)
Plaza PacifiCare                      100.0     104,377     100.0       960      9.20  Pacificare Health Systems (100%)
Katella Corporate Center              100.0      79,917      92.7     1,169     15.78  Friendly Hills Healthcare (19%),
                                                                                       Harris & Assoc (11%)
Warner Center (12 Properties)         100.0     342,056      94.5     7,444     23.03  El Camino Resources (18%), General
                                                                                       Services Administration (16%)
Del Mar Corporate Plaza
 (2 Properties)                       100.0     123,142     100.0     1,756     14.26  Peregrine Systems, Inc. (77%),
                                                                                       Newgen Results Company (23%)
South Coast Executive Center
 (2 Properties)                       100.0     161,778      95.3     3,009     19.52  State Compensation Insurance Fund (32%)

Northern California:
AT&T Center (6 Properties)            100.0     949,281     100.0    18,153     19.12  AT&T (54%), PeopleSoft (20%)
Sunnyvale Research Plaza
 (3 Properties)                       100.0     126,000     100.0     1,629     12.93  AEA Credit Union (63%), Cadence
                                                                                       Design Systems (31%)
Rio Robles (7 Properties)             100.0     368,178     100.0     4,065     11.04  Fujitsu (41%), KLA Instruments (31%),
                                                                                       NEC Systems Laboratory (23%)
San Jose Orchard Business Park - B
 (6 Properties)                       100.0     166,928     100.0     1,653      9.90  Pericom (16%), Delta Assembly (11%)
Orchard Bayshore Center
 (2 Properties)                       100.0     195,249     100.0     2,643     13.53  Clarify, Inc. (51%), Alantec (49%)
Orchard Rincon Centre (3 Properties)  100.0     201,178     100.0     1,885      9.37  Ontrak Systems (44%), Toshiba
                                                                                       America Electronic (38%),
                                                                                       Future Electronics (19%)
Orchard Office Centre II
 (4 Properties)                       100.0     212,082      62.4     1,293      9.78  Boston Scientific (38%), Clarify, Inc. (18%)
Orchard Office Centre (2 Properties)  100.0      68,725     100.0     1,406     20.46  Bank of America (21%), Quadrep (20%)
Orchard Centre (2 Properties)         100.0     102,291     100.0       979      9.57  Seagate Technology (40%),
                                                                                       Gregory Associates (38%),
                                                                                       Winbond Electronics (22%)
San Jose Orchard Business Park - A
 (2 Properties)                       100.0      67,784     100.0       630      9.30  Leybold-Heraeus (35%), Tylan
                                                                                       General (17%), Arcom Electronics (15%)

Suburban Seattle:
Redmond East (10 Properties)          100.0     398,777      99.9     4,572     11.48  Digital Systems (21%), INCONTROL
                                                                                       (16%), IBM (15%), Genetic Systems (14%),
                                                                                       Trigon Packaging (10%)
                                              --------       ----  --------    ------
  Pacific Region Subtotal                     3,952,483      95.1    55,608     14.80

                                                                       Total
                                                  Net                Annualized  Average
                                    Company's   Rentable                Base     Base Rent
                                    Effective     Area                 Rent(3)  Per Leased
                                    Property    (square     Percent     (in       Square
Property                            Ownership   feet)(1)   Leased(2) thousands)  Foot(4)  Significant Tenants(5)
-------------------------------------------------------------------------------------------------------------------------------
CENTRAL REGION
Austin, Texas:
Norwood Tower                         100.0     111,440      86.3       849      8.83  City of Austin (21%), George,
                                                                                       Donaldson & Ford (20%)
Littlefield Complex (2 Properties)(6) 100.0     126,622      52.4       765     11.55  Excel Fitness (12%)
First State Bank Tower                100.0     258,113      74.3     1,954     10.19  Southern Union Gas Company (12%),
                                                                                       First State Bank (10%)
Great Hills Plaza                     100.0     135,335     100.0     1,930     14.26  First USA Management, Inc. (48%),
                                                                                       Blue Cross (24%), Skjerven Morrill,
                                                                                       Machpherson (13%), Executive Suites (11%)
Balcones Center                       100.0      75,761      83.5       904     14.29  Medianet (37%), Austin Diagnostic
                                                                                       Clinic (15%), Daughters of Charity
                                                                                       Health (11%)
Park North (2 Properties)             100.0     132,935      98.7     2,112     16.10  Austin Regional Clinic (22%),
                                                                                       Samsung Austin Semiconductor (13%)
The Settings (3 Properties)           100.0     136,183      95.3     2,148     16.55  Holt, Rinehart & Winston (76%),
                                                                                       Barter Exchange (13%)
Suburban Chicago:
Parkway North (2 Properties)          100.0     508,488      96.0     8,112     16.62  Fujisawa USA (27%), Alliant
                                                                                       Foodservice, Inc. (21%),
                                                                                       Clintec Nutrition (16%),
                                                                                       Baxter Healthcare Corporation (13%)
Unisys (2 Properties)                 100.0     365,193      91.4     5,583     16.72  Unisys (21%), PNC Mortgage (15%),
                                                                                       Sears Logistical (14%)
Dallas, Texas:
Greyhound                             100.0      92,890     100.0       845      9.10  Greyhound Lines (100%)
Search Plaza                          100.0     151,057      90.9     2,010     14.64  Basic Capital Management (29%)
                                              ---------     -----  --------    ------
  Central Region Subtotal                     2,094,017      89.1    27,212     14.58
                                              ---------     -----  --------    ------

MOUNTAIN REGION
Southeast Denver:
Harlequin Plaza (2 Properties)        100.0     324,340      95.8     4,020     12.94  Bellco First Federal Credit Union(12%)
Quebec Court I & II (2 Properties)    100.0     285,829     100.0     2,878     10.07  Intelligent Electronics (45%),
                                                                                       Alert Centre (37%), TCI Digital
                                                                                       Satellite (17%)
The Quorum (2 Properties)             100.0     123,876      78.2     1,335     13.78  Chatfield Dean (21%), Colorado
                                                                                       Mortgage Prof. (15%)
Greenwood Center                      100.0      74,853      94.1     1,074     15.24  General Motors Corp. (33%),
                                                                                       Wakefield & Assoc. (13%)
Quebec Center (3 Properties)          100.0     104,367      92.5     1,232     12.76  Gordon Gumeeson & Associates
                                                                                       (12%), Walberg & Dagner (12%)
Phoenix, Arizona:
Camelback Lakes (2 Properties)        100.0     200,453      88.0     2,863     16.24  Vanguard Group (38%), Humana
                                                                                       Health Plan (11%)
Pointe Corridor IV                    100.0     171,705      96.5     2,597     15.68  Jostens Learning Corp (27%), Aetna Life
                                              ---------      ----  --------    ------
                                                                                       Insurance Company (23%), Jennifer
                                                                                       Loomis Associates, Inc. (16%)
  Mountain Region Subtotal                    1,285,423      93.5    15,999     13.31
                                              ---------      ----  --------    ------

TOTAL CONSOLIDATED PROPERTIES:               12,430,437             $212,176
                                             ==========             ========

WEIGHTED AVERAGE                                             93.6%             $18.24
                                                             =====             ======

                                                                       Total
                                                  Net                Annualized  Average
                                    Company's   Rentable                Base     Base Rent
                                    Effective     Area                 Rent(3)  Per Leased
                                    Property    (square     Percent     (in       Square
Property                            Ownership   feet)(1)   Leased(2) thousands)  Foot(4)  Significant Tenants(5)
-------------------------------------------------------------------------------------------------------------------------------
Unconsolidated Properties
Downtown Washington, D.C.:
AARP Headquarters                    24.0(9)    477,187       99.1    16,691     35.30  American Association of Retired
                                                                                        Persons (98%)
Bond Building                        15.0(10)   162,097      100.0     4,714     29.08  General Services Administration -
                                                                                        Dept of Justice (93%)
1776 Eye Street                       5.0(11)   212,774       92.3     6,972     35.52  Putnam, Hayes & Bartlett (17%),
                                                                                        Smith Barney (11%), Nuclear Management &
                                                                                        Resources Council (11%), United States
                                                                                        Council for Energy Awareness (11%)
Willard Office/Hotel                  5.0(12)   242,787       91.9     8,368     37.52  Vinson & Elkins (27%), Hale & Dorr(15%)
1575 Eye Street                       2.0(11)   205,441       52.8     2,796     25.78  American Society of Association
                                                                                        Executives (20%)
Suburban Washington, D.C.:
Booz-Allen & Hamilton Building       50.0(13)   222,989      100.0     3,211     14.40  Booz Allen & Hamilton (100%)
                                             ----------      -----  --------    ------

TOTAL UNCONSOLIDATED PROPERTIES:              1,523,275             $ 42,752
                                             ----------             --------

WEIGHTED AVERAGE                                              91.0%             $30.85
                                                             -----              ------

All Operating Properties

TOTAL:                                       13,953,712             $254,928
                                             ==========             ========
WEIGHTED AVERAGE                                              93.3%             $19.58
                                                             =====              ======

(1) Includes office and retail space but excludes storage space.

(2) Includes space for leases that have been executed and have commenced as of December 31, 1996.

(3) Total annualized base rent is based on executed and commenced leases as of December 31, 1996. Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i) percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations, and (iv) parking rents.

(4) Calculated as total annualized base rent divided by net rentable area leased as of December 31, 1996.

(5) Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).

(6) The Company owns the improvements on the property and has a leasehold interest in all or a portion of the underlying land.

(7) The Company holds a general and limited partner interest in a partnership that owns the property.

(8) The Company holds a 50% joint venture interest in the joint venture that owns this property and a 50% joint venture interest in another joint venture, which holds the remaining 50% interest in the joint venture that owns the property. As a result of preferential rights to annual distributions from another venture, the Company will receive distributions of less than 75% (but in no event less than 50%) of the total amount distributed with respect to this property in each year until the preferential distribution requirements are satisfied, but will receive 100% of any subsequent distributions during the year until its aggregate distributions equal 75% of the cumulative distributions with respect to the property since inception of the partnership. Thereafter, the Company will receive 75% of the distributions made during the year with respect to the property. Upon sale of the property, the Company will receive 75% of the distributions until the Company receives its preference amount, 50% until the remaining venturer receives its preference amount, and 75% of the distributions thereafter.

(9) The Company holds an effective 24% interest in the property by virtue of a 48% general partner interest in a partnership that owns a 50% general partner interest in the property.

(10)The Company holds an effective 15% interest in the property by virtue of a 30.6% limited partner interest in a partnership that has a 49% limited partner interest in the property.

(11)The Company holds a limited partner interest in the partnership that owns the property.

(12)The Company holds an effective 5% interest in the property by virtue of a 7.85% limited partner interest in a partnership that owns a 63.7% limited partner interest in the property. The partnership in which the Company holds an interest owns the improvements on the property and has a leasehold interest in the underlying land.

(13)The Company holds a 50% joint venture interest, and is the managing partner.

Occupancy, Average Rentals and Lease Expirations. As of December 31, 1996, 93.6% of the aggregate net rentable square footage in the 159 operating office properties whose results are consolidated in the financial statements of the Company was leased. The following table sets forth the percent leased and average annualized rent per leased square foot (excluding storage space) for office and retail space combined for the past five years for the operating office properties that were consolidated for financial statement purposes in each of the years indicated:

                                           Average
                         Percent       Annualized Rent        Number of
                        Leased at        Per Leased         Consolidated
Year                    Year End       Square Foot(1)        Properties
--------------------------------------------------------------------------

1996                      93.6%             $19.37             159
1995                      93.5               27.36              13
1994                      95.9               32.48              11
1993                      95.5               34.35               9
1992                      97.5               33.68               9

(1)Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in the building under lease at year-end.

    The following table sets forth a schedule of the lease expirations for leases in place as of December 31, 1996 for each of the ten years beginning with 1997 and thereafter for the 159 operating office properties whose results are consolidated in the financial statements of the Company, assuming that no tenants exercise renewal options:

                                                         Net               Annual            Percent of
                                                    Rentable Area         Base Rent         Total Annual
                                      Number of      Subject to        Under Expiring         Base Rent
                                    Tenants With   Expiring Leases       Leases (1)        Represented by
Year of Lease Expiration           Expiring Leases  (square feet)      (in thousands)      Expiring Leases
----------------------------------------------------------------------------------------------------------
1997                                    225          1,507,806            $24,115                11.4%
1998                                    199          2,176,065             42,294                19.9
1999                                    191          1,315,594             21,750                10.2
2000                                    106          1,548,089             26,194                12.3
2001                                    113          1,300,355             20,419                 9.6
2002                                     40            950,265             20,367                 9.6
2003                                     26            794,845             12,891                 6.1
2004                                     22            379,395              7,770                 3.7
2005                                     19            449,511              8,621                 4.1
2006                                     21            540,756             14,152                 6.7
2007 and thereafter                      14            671,926             13,603                 6.4

(1) Excludes reimbursements from tenants for operating expenses.


Building and Lease Information. The following table sets forth certain lease-related information for the 159 operating office properties that were consolidated for financial statement purposes regarding leases that commenced during the year ended December 31, 1996, excluding leases for office properties that were executed prior to the date of acquisition of such properties:


Downtown Washington, D.C.                                   Calculated on a Weighted Average Basis
                                      -------------------------------------------------------------------------------------------
(10 Properties)                                                Tenant
                                               Total      Improvements and                                              Leasing
Type of                                     Square Feet    Cash Allowances     Base Rent    Lease Life  Abatements    Commission
Lease                                         Leased       per Square Foot  per Square Foot  in Years   in Months   Per Square Foot
---------------------------------------------------------------------------------------------------------------------------------
Office                                        207,638           $13.37          $27.29         7.8         2.6           $6.16
Retail                                          5,478             1.83           29.57         5.1         2.1            5.66
                                            ---------
Total                                         213,116            13.07           27.35         7.7         2.6            6.15
                                            =========           ======          ======        ====         ===            ====

New leases or expansion space                 150,609           $17.17          $26.66         8.6         3.5           $6.69
Renewals of existing tenants' space            62,507             3.19           29.01         5.6         0.5            4.86
                                            ---------
Total                                         213,116            13.07           27.35         7.7         2.6            6.15
                                            =========           ======          ======        ====         ===           =====


All Other Operating Properties                                          Calculated on a Weighted Average Basis
                                       ------------------------------------------------------------------------------------------

(149 Properties)                                              Tenant
                                               Total      Improvements and                                              Leasing
Type of                                     Square Feet    Cash Allowances     Base Rent    Lease Life  Abatements    Commission
Lease                                         Leased       per Square Foot  per Square Foot  in Years   in Months   Per Square Foot
---------------------------------------------------------------------------------------------------------------------------------
Office                                    1,384,713           $ 5.74           $18.06          5.7         0.2           $1.83
Retail                                        5,513             0.00             8.50         10.0         0.0            3.07
                                          ---------
Total                                     1,390,226             5.72            18.02          5.7         0.2            1.84
                                          =========           ======           ======         ====        ===            =====

New leases or expansion space               327,405           $ 6.64           $15.61           5.4         0.8          $1.80
Renewals of existing tenants' space       1,062,821             5.43            18.76           5.8         0.0           1.85
                                         ---------
Total                                     1,390,226             5.72            18.02           5.7         0.2           1.84
                                         =========            ======           ======          ====         ===          =====


    Mortgage Financing. As of December 31, 1996, the 159 operating office properties that were consolidated for financial statement purposes were subject to existing mortgage indebtedness in an aggregate principal amount of $440.4 million, and unsecured indebtedness of $215.0 million, which bears a floating interest rate. The Company's fixed rate debt bears an effective weighted average interest rate of 8.1% and a weighted average maturity of 5.8 years (assuming loans callable before maturity are called as early as possible). The existing mortgage indebtedness for the consolidated operating office properties is set forth in the table below:

                                                       Principal                                Estimated
                                                        Balance       Annual                    Balance Due
                                          nterest   as of 12/31/96  Debt Service    Maturity   at Maturity
Property                                   Rate     (in thousands) (in thousands)     Date    (in thousands)
----------------------------------------------------------------------------------------------------------
International Square
  1850 K Street
  1825 Eye Street                           8.80%      $93,500        $8,228          2/1/03      $87,164(4)
  1875 Eye Street
1730 Pennsylvania Avenue
1255 23rd Street                            7.75        40,000         3,100          2/1/03       36,981(4)

International Square Land                   7.55        40,000         3,020          2/1/03       36,781(4)
International Square Land                   8.00        10,000           800          2/1/03        9,243(4)
900 19th Street                             8.25        16,957         1,656         7/15/19(1)          (1)
1747 Pennsylvania Avenue                    9.50        15,613         1,730         7/10/17(2)          (2)
2445 M Street                               8.90        38,188         4,646          6/1/02       26,925(5)
1775 Pennsylvania Avenue                    7.50         6,350           586          2/1/99        6,098(5)
Redmond East                                8.38        28,036         2,648          1/1/06       24,022(6)
Warner Center                               7.40        26,000         1,924         12/1/00       26,000(5)
First State Bank Tower                      7.38         9,630           868          3/1/99        9,259(5)
Parkway North I                             7.96        29,250         2,328         12/1/03       29,250(8)

San Jose Orchard Business Park - A
Orchard Office Center
Orchard Center II                           8.25        40,850         4,655        12/10/01       37,873(5)
Orchard Rincon Center
Orchard Bayshore Center

Century Springs West
Glenridge
Crestwood                                   7.20        22,022         2,126          1/1/06       15,209(7)
Lakewood
Parkwood

Pointe Corridor IV                          5.50        13,731              (3)       1/3/97       13,731(3)
South Coast Executive Center                9.01        10,322         1,015         5/31/99       10,103(5)


(1) Note is callable by the lender after July 1, 2004. The estimated principal balance at July 1, 2004 will be $14,262,000.

(2) Note is callable by the lender after June 30, 2002. The estimated principal balance at June 30, 2002 will be $13,840,000.

(3) Principal balance was repaid in full in January 1997.

(4) Prepayable after November 1, 1997 at the rates stated in the loan documents.

(5) Currently prepayable at the rates stated in the loan documents.

(6) Prepayable after December 19, 2005 at the rates stated in the loan documents.

(7) Prepayable after January 2001 at the rates stated in the loan documents.

(8) Prepayable after December 1, 1999 at the rates stated in the loan documents.

    Additional Property Information. Because the aggregate book value of the three properties that constitute International Square is in excess of 10% of the Company's total assets as of December 31, 1996, additional information regarding this property is provided below.

    International Square was developed in three phases that were completed in 1977, 1979 and 1982. The complex occupies three-quarters of a city block bordered by K, 18th, 19th and Eye Streets, N.W., directly above Farragut West, one of Washington, D.C.'s busiest Metro stations. The Metro level of International Square offers a 600-seat food court, with more than a dozen carry-out food establishments, serving a variety of international foods. The street level of International Square contains more than 20 retail stores, including a book store, a travel agency, clothing stores, and restaurants. A two-level underground parking garage contains approximately 725 parking spaces. The Company has no immediate plans to renovate International Square other than for routine capital maintenance and believes the property is adequately covered by insurance.

    As of December 31, 1996, approximately 91.7% of the rentable square footage in the three buildings constituting International Square was leased. The following table sets forth the percent leased and average annualized rent per leased square foot (excluding storage space) for the past five years for International Square:

                                                              Average
                                     Percent               Annualized Rent
                                    Leased at                Per Leased
Year                                Year End                Square Foot(1)
--------------------------------------------------------------------------------
1996                                 91.7%                     $33.73
1995                                 89.9                       34.18
1994                                 96.1                       33.36
1993                                 95.5                       33.32
1992                                 95.9                       34.08

(1) Calculated as total building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet in the building, excluding storage, under lease at year-end.

    At December 31, 1996, the International Monetary Fund ("IMF"), an intergovernmental financial agency, occupied 432,310 square feet in International Square under direct leases with the Company that expire during 1998 and 2002. The IMF is currently constructing an office building in Washington, D.C. which should be completed by 1998, and the IMF may move some of its employees currently in International Square to their new building. The Company has had discussions with the IMF and they have indicated that they may reduce their office space requirements in International Square by approximately 133,000 square feet by the year 2000; however, there can be no assurances that the IMF will not vacate more space than 133,000 square feet.

    Three tenants in 1850 K Street, Phase I of the project, occupy over 10% of the rentable square footage. As of December 31, 1996, the IMF occupied 94,258 square feet (25% of the rentable square footage) pursuant to a lease which expires January 15, 1998. The IMF has an option to renew the lease on 39,270 square feet for two consecutive five-year periods and an option to renew the lease on 12,456 square feet for consecutive terms of two and a half years and five years. The law firm of McDermott, Will & Emery occupies 62,975 square feet (17% of the rentable square footage) pursuant to a lease which expires on December 31, 1997. McDermott, Will & Emery has notified the Company that it plans to vacate its space on September 30, 1997. Merrill Lynch occupies 51,232 square feet (14% of the rentable square footage) pursuant to a lease that expires on December 31, 2008, with an option to renew for two five-year terms.

    The IMF is the only tenant occupying more than 10% of the rentable square footage in 1825 Eye Street, Phase II of the project, occupying 63% of the rentable square footage in that building as of December 31, 1996. Its leases, which expire on various dates from January 15, 1998 to August 1, 2002, cover 234,153 square feet. The lease that expires as of January 15, 1998 contains an option to renew the lease on 74,269 square feet for two consecutive five-year terms. The lease that expires on August 1, 2002 contains an option to renew the lease on 96,013 square feet for an additional five-year term.

    The IMF is the only tenant in 1875 Eye Street, Phase III of the project, occupying more than 10% of the rentable square footage. The IMF occupies 103,899 square feet (39% of the rentable square footage) pursuant to three leases which expire on July 31, 2002 and provide renewal options on the entire space for two five-year terms.

    The following table sets out a schedule of the lease expirations for International Square for each of the ten years beginning with 1997 and thereafter:

                                                         Net              Annual            Percent of
                                                    Rentable Area        Base Rent         Total Annual
                                     Number of       Subject to       Under Expiring         Base Rent
                                   Tenants With    Expiring Leases      Leases (1)        Represented by
Year of Lease Expiration          Expiring Leases   (square feet)     (in thousands)      Expiring Leases
-----------------------------------------------------------------------------------------------------------
1997                                    16            150,907            $ 4,899                15.9%
1998                                     8            365,896             12,685                41.2
1999                                    21            121,321              3,945                12.8
2000                                     1             26,162                827                 2.7
2001                                     4              6,466                234                 0.8
2002                                    12            191,680              6,079                19.7
2003                                     2             12,477                395                 1.3
2004                                     4              8,509                273                 0.9
2005                                     5             24,990                798                 2.6
2006                                     3             11,736                379                 1.2
2007 and thereafter                      1             13,207                288                 0.9

(1) Excludes operating expense recoveries.


    The aggregate tax basis of depreciable real property of the office properties constituting International Square for Federal income tax purposes is $149,350,000 as of December 31, 1996. Depreciation and amortization are computed on the Modified Accelerated Cost Recovery System (MACRS), Accelerated Cost Recovery System (ACRS), declining balance or straight-line methods over the estimated useful lives of the real property which range from 15 to 50 years. The aggregate tax basis for depreciable personal property associated with these office properties for Federal income tax purposes is $1,010,000 as of December 31, 1996. Depreciation and amortization are computed on the double declining balance method or straight-line method over the estimated useful life of the personal property of 5 to 7 years.

    The current realty tax rate for International Square is $2.15 per $100 of assessed value. The total annual tax at this rate for 1997 is $3,561,000 at an assessed value of $165,640,000.

    For additional information regarding the Company's office properties and their operation, see "Item 1, Business."

Item 3. Legal Proceedings

The Company is a party to a variety of legal proceedings arising in the ordinary course of its business. All of these matters, taken together, are not expected to have a material adverse impact on the Company.

Item 4. Submission of Matters to a
Vote of Security Holders

None.

PART II


Item 5. Market for Registrant's Common Equity & Related Stockholder Matters

The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CRE". The Company's common stock was listed on the NYSE beginning on February 9, 1993. As of February 28, 1997, there were 423 stockholders of record. The following table sets forth the high and low sale prices of the Company's common stock as reported in the NYSE Composite Tape, and the dividends per share of common stock paid:

1996          1Q         2Q        3Q        4Q      Full Year
--------------------------------------------------------------------------------

High        $ 25         25 1/4     25 7/8      29 1/2     29 1/2
Low         $ 23 5/8     23 5/8     21 7/8      24 7/8     21 7/8
Dividend    $.4375      .4375      .4375       .4375       1.75

1995
--------------------------------------------------------------------------------

High         $ 18 1/4     19 3/4      19 3/4     24 5/8     24 5/8
Low          $ 17 1/8     16 3/4      17 1/4     18 1/2     16 3/4
Dividend     $.4375      .4375       .4375      .4375       1.75

    On April 30, 1996, the Company sold 11,627,907 shares of its common stock directly to USRealty. These shares were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act based on the fact that USRealty is a single, sophisticated investor.

    On July 24, 1996, the Company sold 2,785,714 shares of its common stock directly to USRealty, which shares were not registered under the Securities Act. These shares were sold in connection with a public offering by the Company of 6,500,000 shares of common stock, of which USRealty bought 400,000 shares of common stock. The 2,785,714 shares were sold at the public offering price of $22.00 per share in reliance on Section 4(2) of the Securities Act based on the fact that USRealty is a single, sophisticated investor with a previous investment relationship with the Company. No underwriting discount was applied to any shares purchased by USRealty directly from the Company or in the public offering.

    The Company, in order to qualify as a REIT, is required to make distributions (other than capital gain distributions) to its stockholders in amounts at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. The Company's distribution strategy is to distribute what it believes is a conservative percentage of its cash flow permitting the Company to retain funds for capital improvements and other investments while funding its distributions.

    For Federal income tax purposes, distributions may consist of ordinary income, capital gains, nontaxable return of capital or a combination thereof. Distributions that exceed the Company's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the stockholder's basis in his or her shares of common stock. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder's basis in his or her shares, it will generally be treated as gain from the sale or exchange of that stockholder's shares. The Company annually notifies stockholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 1996, 1995, and 1994:

                             1996          1995         1994
--------------------------------------------------------------------------------

Ordinary income               95%           85%          75%
Capital Gain                  --            --           --
Return of Capital              5%           15%          25%

Item 6. Selected Financial Data

The following table sets forth selected financial and operating information for the Company as of December 31, 1996, 1995, 1994 and 1993 and for the years ended December 31, 1996, 1995 and 1994 and the period from February 16, 1993 (commencement of operations) to December 31, 1993. The following table also sets forth selected financial and operating information for the Carr Group, the predecessor entity to the Company, as of and for the year ended December 31, 1992, and for the period from January 1, 1993 to February 15, 1993.

The following selected financial and operating information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K:

                                                             The Company                                     Carr Group
-----------------------------------------------------------------------------------------------    ------------------------------
                                                                                   Period from       Period from
                                                                                February 16, 1993  January 1, 1993    Year Ended
                                                Year Ended December 31,          to December 31,   to February 15,   December 31,
-----------------------------------------------------------------------------------------------    ------------------------------
(In thousands, except per share data)    1996            1995           1994          1993              1993             1992
-----------------------------------------------------------------------------------------------    ------------------------------
Operating Data:
  Real Estate Operating Revenue:
    Rental revenue                     $154,165         89,539         82,665        59,932             8,209           68,341
    Real estate service income         $ 12,512         11,315          8,890         8,978             1,096            9,995
  Net income (loss)                    $ 24,318(1)      12,067(1)      12,097        (1,464)(2)         1,251           14,181
  Dividends paid to common
    shareholders                       $ 42,914         23,344         20,204        10,578                --               --
Per Share Data:
  Net income (loss)                    $   0.88           0.90           1.06         (0.15)               --               --
  Dividends paid to common
   shareholders                        $   1.75           1.75           1.75          1.06                --               --
  Weighted average shares outstanding    31,999         13,338         11,387        10,000                --               --
   used to calculate net income
   (loss) per share


                                                             The Company                                       Carr Group
                                                         As of December 31,                                As of December 31,
-----------------------------------------------------------------------------------------------      ------------------------------
(In thousands)                          1996             1995           1994          1993                       1992
-----------------------------------------------------------------------------------------------      ------------------------------
Balance Sheet Data:
  Real estate, before
    accumulated depreciation         $1,475,998        480,589        429,537       286,764                     202,988
  Total assets                       $1,536,564        458,860        407,948       284,633                     180,370
  Mortgages and notes payable        $  655,449        317,374        254,933       185,827                     201,024
  Minority interest                  $   50,597         34,850         38,644        25,373                          --
  Total stockholders' equity         $  787,478         95,543        106,042        59,590                          --
  Total common shares outstanding        43,789         13,409         13,248        10,000                          --



                                                      The Company                                              Carr Group
-----------------------------------------------------------------------------------------------      ------------------------------
                                                                                   Period from       Period from
                                                                                February 16, 1993  January 1, 1993    Year Ended
                                                Year Ended December 31,          to December 31,   to February 15,   December 31,
-----------------------------------------------------------------------------------------------   ---------------------------------
(In thousands)                           1996            1995           1994          1993              1993             1992
-----------------------------------------------------------------------------------------------    ---------------  ---------------
Other Data:
  Net cash provided (used)
    by operating activities           $  82,300         35,277         29,908          (663)           (1,286)          11,072
  Net cash used by investing
    activities                        $(876,947)       (81,635)       (67,046)      (85,363)           (1,015)          (9,684)
  Net cash provided (used)
    by financing activities           $ 813,067         37,113         32,652       108,974            (4,391)            (906)
  Funds from operations before
    minority interest of the
    Unitholders(3)                    $  64,496(5)      33,190(5)      30,640        14,286(4)          2,421           22,890

(1) Net income includes a non-recurring deduction of approximately $2.3 and $1.9 million in 1996 and 1995, respectively, related to the write-off of unamortized purchase price of certain third party real estate service contracts that were terminated in 1996 and the termination of an agreement to acquire the development business of The Evans Company in 1995, respectively.

(2) Net loss includes a deduction for reorganization costs of $9.6 million and an extraordinary loss on early extinguishment of debt of $5.6 million, respectively.

(3) The Company believes that funds from operations is an appropriate measure of the performance of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. In accordance with the final National Association of Real Estate Investment Trust's (NAREIT) White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company's funds from operations in 1994 and 1993 and the Carr Group's funds from operations in 1993 and 1992 have been restated to conform to the new NAREIT definition of funds from operations. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or the Company's ability to make distributions.

(4) Net income used to calculate funds from operations includes a deduction of approximately $9.6 million related to reorganization costs associated with the formation of the Company.

(5) Net income used to calculate funds from operations includes a non-recurring deduction of approximately $2.3 and $1.9 million in 1996 and 1995, respectively, related to the write-off of unamortized purchase price of certain third party real estate service contracts that were terminated in 1996 and the termination of an agreement to acquire the development business of The Evans Company in 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries as of December 31, 1996, 1995 and 1994.

    This information should be read in conjunction with the accompanying financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.

RESULTS OF OPERATIONS--1996 TO 1995

Real Estate Operating Revenue. Total real estate operating revenue increased $65.8 million, or 65.3%, to $166.7 million for 1996 as compared to $100.9 million for 1995. The increase in revenue was primarily attributable to a $64.6 million and a $1.2 million increase in rental revenue and real estate service revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions, which contributed approximately $68.2 million of additional rental revenue in 1996. Rental revenue from properties that were fully operating throughout both years decreased by approximately $3.6 million due to increased vacancies experienced in those properties. Real estate service revenue increased by $1.2 million, or 10.6% for 1996 to $12.5 million as compared to $11.3 million for 1995. The increase was primarily as a result of development fees earned by Carr Development & Construction, Inc., which was acquired by the Company in May 1996.

    Real Estate Operating Expenses. Total real estate operating expenses increased $54.4 million for 1996, or 65.8%, to $137.1 million as compared to $82.7 million for 1995. The net increase in operating expenses was attributable to a $20.3 million increase in property operating expenses, a $9.8 million increase in interest expense, a $4.5 million increase in general and administrative expenses, and a $19.8 million increase in depreciation and amortization. The increase in property operating expenses was primarily attributable to $20.2 million in operating expenses associated with property acquisitions. Exclusive of operating expenses attributable to new property acquisitions, property operating expenses increased by $.1 million for 1996. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominantly a result of the addition of new staff to implement the Company's new business strategy, the addition of approximately $1.8 million of expenses associated with Carr Development & Construction, Inc., and inflation. The increase in depreciation and amortization was predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

    Other Operating Income (Expense). Other operating income (expense) increased $.8 million for 1996, to ($.1) million as compared to ($.9) million for 1995, primarily as a result of an increase in interest income and the addition of equity in earnings of CC-JM II Associates, a joint venture which owns the Booz-Allen & Hamilton Building. The Company is a 50% venturer in this entity, which constructed the Booz-Allen & Hamilton Building that was placed in service in January 1996. The increases in other operating income were partially offset by an additional loss recognized on the write-off of intangible assets.

    Net Income. Net income of $24.3 million was earned for 1996 as compared to $12.1 million during 1995. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

    Cash Flows. Net cash provided by operating activities increased $47.0 million, or 133.3%, to $82.3 million for 1996 as compared to $35.3 million for 1995, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $795.3 million, to $876.9 million for 1996 as compared to $81.6 million for 1995, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development and construction in progress. Net cash provided by financing activities increased $776.0 million to $813.1 million provided for 1996 as compared to $37.1 million provided for 1995, primarily as a result of the sale of common stock and preferred stock by the Company and net borrowings for the Company's acquisitions.

RESULTS OF OPERATIONS--1995 TO 1994

Real Estate Operating Revenue. Total real estate operating revenue increased $9.3 million, or 10.2%, to $100.9 million in 1995 as compared to $91.6 million in 1994. The increase in revenue was primarily attributable to a $6.9 million and a $2.4 million increase in rental revenue and real estate service revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions which contributed approximately $8.1 million of additional rental revenue in 1995. Rental revenue contributed by properties that were fully operating throughout both periods declined by approximately $1.2 million, or 1.5%. These properties, all of which were located in downtown Washington, D.C., experienced lower rental revenue in the aggregate during 1995 as a result of (a) lower occupancy rates, (b) the renegotiation of certain tenants' leases resulting in lower rental rates, and (c) new leases entered into by the Company at rates lower than the expiring leases' rental rates. The Company experienced growth in its real estate service income of $1.7 million as a result of its acquisition of real estate service contracts in 1995. In addition, real estate service revenues from the Company's core service contracts increased by $.7 million, or 8.2%, in 1995.

    Real Estate Operating Expenses. Total real estate operating expenses increased $7.7 million, or 10.2%, to $82.7 million as compared to $75.0 million in 1994. The net increase in operating expenses was attributable to a $1.9 million increase in property operating expenses, a $.5 million increase in interest expense, a $1.2 million increase in general and administrative expenses, and a $4.1 million increase in depreciation and amortization. The increase in property operating expenses was primarily attributable to $2.4 million in operating expenses associated with property acquisitions. Exclusive of operating expenses attributable to new property acquisitions, property operating expenses decreased $.5 million, or 1.9%, in 1995 predominately as a result of lower real estate tax assessments. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of general and administrative expenses associated with the real estate service contracts acquired in 1995 and inflation. The increase in depreciation and amortization is predominately a result of depreciation and amortization on the Company's real estate and real estate service contract acquisitions.

    Other Operating Income (Expense). In January 1996, the Company terminated an agreement to acquire the development business of The Evans Company and, as a result, recognized a $1.9 million non-recurring charge to its earnings in the fourth quarter of 1995. The Company took this action in order to focus on implementing its national growth strategy.

    Net Income. Net income of $12.1 million was earned during 1995 as compared to $12.1 million during 1994. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

    Cash Flows. Net cash provided by operating activities increased $5.4 million, or 18.0%, to $35.3 million in 1995 as compared to $29.9 million in 1994, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $14.6 million, or 21.8%, to $81.6 million in 1995 as compared to $67.0 million in 1994, primarily as a result of capital deployed by the Company for acquisitions of office properties and real estate service contracts. Net cash provided by financing activities increased $4.5 million, or 13.7%, to $37.1 million in 1995 as compared to $32.6 million in 1994, primarily as a result of net borrowings for the Company's acquisitions.


Liquidity and Capital Resources

The Company's total indebtedness at December 31, 1996 was $655.4 million, of which $215.0 million, or 32.8%, had a LIBOR-based floating interest rate. The Company's fixed rate indebtedness had an effective weighted average interest rate of 8.1% and had a weighted average term to maturity of 5.8 years. In addition to the indebtedness outstanding, the Company had total borrowing capacity under its unsecured line of credit of $283.0 million allowing the Company to borrow up to an additional $68.0 million at December 31, 1996. Based upon the Company's total market capitalization at December 31, 1996 of $2.147 billion (the stock price was $29.25 per share and the total shares/Units outstanding were 51,008,319), the Company's debt represented 30.52% of its total market capitalization. On January 28, 1997, the Company obtained a $150 million, short-term revolving credit facility from Morgan Guaranty Trust Company of New York, secured by certain of the Company's properties. The Company currently has $89.0 million of borrowing capacity under this facility, of which, as of March 15, 1997, the Company had drawn $86.0 million. The Company intends to use the credit facility to finance the acquisitions and development of office properties and to meet working capital needs.

    The Company will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. With respect to major capital projects, the Company is planning a renovation of a 327,000 square foot property in southeast Denver during 1997 which will cost $2.0 million, or approximately $5.00 per square foot. During 1997, the Company is also completing renovations of several garages in its downtown Washington, D.C. portfolio. The total remaining cost of the garage renovations will be approximately $1.7 million. With respect to routine capital expenditures and deferred maintenance on certain properties recently acquired, the Company anticipates spending approximately $5.8 million, or approximately $0.52 per square foot, during 1997 on its portfolio of operating assets owned as of December 31, 1996. The Company expects this amount to decrease in subsequent years as deferred maintenance activities are completed on recently acquired properties and as the emphasis of the Company's growth shifts from acquiring existing office properties to developing new properties. The Company's capital requirements for tenant related capital expenditures are dependent upon a number of factors including square feet of expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. During 1997, the Company has 256,347 square feet and 1,251,459 square feet of expiring leases in central business district properties and suburban properties, respectively. Tenant related capital expenditures (tenant improvements, cash allowances and leasing commissions) for 1996 were $19.22 per square foot and $7.56 per square foot for leases executed in 1996 for the Company's central business district properties and suburban properties, respectively. The Company intends to use cash flow from operations and its unsecured revolving credit facility to meet its working capital needs for its existing portfolio of operating assets.

    The Company will also require a substantial amount of capital for development projects currently underway and planned for the future. The Company currently has six development projects underway which are expected to require a total investment by the Company of $119.4 million. The Company intends to use cash flow from operations and its unsecured, revolving credit facility to meet its working capital needs for its existing portfolio of operating assets.

    Net cash flow provided by operating activities was $82.3 million for 1996, compared to $35.3 million in 1995. The increase in net cash flow provided by operating activities was primarily as a result of acquisitions made by the Company.

    The Company's investing activities used approximately $876.9 million and $81.6 million in 1996 and 1995, respectively. The Company's investment activities included the investment in the acquisition of operating properties, land and real estate service contracts, as well as meeting the construction costs of its properties currently under development, of approximately $857.1 million and $71.8 million in 1996 and 1995, respectively. Additionally, the Company invested approximately $11.5 million and $8.9 million in 1996 and 1995, respectively, in its existing real estate assets.

    Net of distributions to the Company's shareholders, the Company's financing activities provided net cash of $813.1 million and $37.1 million in 1996 and 1995, respectively. The Company had net borrowings of approximately $215.0 million in 1996 and borrowings of $72.0 million in 1995, to provide adequate capital for the Company's investing activities. Additionally, in 1996, the Company raised $708.5 million in net proceeds from the sales of common stock and preferred stock to provide adequate capital for the Company's investing activities and to repay certain indebtedness. In 1995, the Company did not raise any capital from equity offerings.

    Rental revenue and real estate service revenue have been the principal sources of capital to fund the Company's operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. The Company believes that rental revenue and real estate service revenue will continue to provide the necessary funds for its operating expenses and debt service. The Company expects to fund capital expenditures, including tenant concession packages, building renovations and construction costs, from (i) available funds from operations, (ii) existing capital reserves, and (iii) if necessary, credit facilities established with third party lenders. If these sources of funds are insufficient, the Company's ability to make expected distributions may be adversely impacted. At December 31, 1996, the Company had cash of $35.9 million, of which $8.2 million was restricted.

    The Company's dividends are paid quarterly. Amounts accumulated for distribution are primarily invested by the Company in short-term investments that are collateralized by securities of the United States Government or any of its agencies.

    Management believes that the Company will have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings in a manner consistent with its intention to operate with a conservative borrowing policy. The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations, the payment of dividends in accordance with REIT requirements in both the short-term and long-term, and future acquisitions of rental properties.

    The Company believes that funds from operations is an appropriate measure of the performance of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. In accordance with the final NAREIT White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company's funds from operations in 1994 have been restated to conform to the new NAREIT definition of funds from operations. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or the Company's ability to make distributions.

    The following table sets forth the calculation of the Company's funds from operations for 1996, 1995 and 1994:


(In thousands)                                 1996       1995      1994
--------------------------------------------------------------------------------
Net income before minority interest          $29,534    17,284    17,821
Adjustments to derive funds
  from operations:
Add:
  Depreciation and amortization               35,888    17,564    14,523
Deduct:
  Minority interests (non-Unitholders)
    share of depreciation and
    amortization and net income                 (926)   (1,658)   (1,704)
                                             -------    ------    ------
Funds from operations before
  allocation to the
  minority Unitholders                        64,496    33,190    30,640
Less: Funds from operations
  allocable to the
  minority Unitholders                        (8,610)   (7,876)   (8,640)
                                             -------    ------    ------
Funds from operations
  allocable to CarrAmerica
  Realty Corporation                         $55,886    25,314    22,000
                                             =======    ======    ======

    Changes in funds from operations are largely attributable to changes in net income between the periods as previously discussed.

Acquisition and Development Activity

The following is a discussion of the Company's acquisition and development activity during 1996. A more detailed discussion can be found in "Item 1. Business -- Recent Developments."

    During 1996, the Company acquired the following properties: in its Pacific region, the Company acquired an aggregate of 73 buildings containing a total of approximately 4.0 million square feet, for an aggregate purchase price of approximately $454.3 million; in its Mountain region, the Company acquired an aggregate of 13 buildings containing a total of approximately 1.3 million square feet, for an aggregate purchase price of approximately $112.7 million; in its Central region, the Company acquired an aggregate of 17 buildings containing a total of approximately 2.1 million square feet, for an aggregate purchase price of approximately $243.5 million; and in its Southeast region, the Company acquired an aggregate of 43 buildings containing a total of approximately 1.8 million square feet, for an aggregate purchase price of approximately $178.3 million.

    During 1996, the Company also acquired or purchased options to acquire 142 acres of developable land in four of its target markets: suburban Seattle; southeast Denver; Austin, Texas; and suburban Chicago. In the aggregate, this land (including land subject to purchase options) will support development of up to 3.2 million square feet of office space. In addition, as of December 31, 1996, the Company had three properties under construction: 128,000 square feet in suburban Atlanta; and an aggregate of 295,000 square feet in southeast Denver (including a build-to-suit project with 189,000 rentable square feet). Land held for development was purchased for an aggregate purchase price of $32.3 million. Costs incurred during 1996 for properties under construction were $31.7 million. An additional $36.3 million will be expended for completion of projects already under construction as of December 31, 1996.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Part IV, Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is hereby incorporated by reference to the material appearing in Part I of this Annual Report on Form 10-K and in the Proxy Statement for the Annual Stockholders Meeting to be held in 1997 (the "Proxy Statement").

Item 11. Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."

Item 13. Certain Relationships and
Related Transactions

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Transactions."


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14(a)(1)   Financial Statements

           Reference is made to the Index to Financial Statements and Schedule on page F-1.

14(a)(2)   Financial Statement Schedule

           Reference is made to the Index to Financial Statements and Schedule on page F-1.

14(a)(3)   Exhibits

           3.1 Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation, as amended on April 29, 1996 and April 30, 1996 (incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed May 15,
                  1996).

           3.2 Second Amendment and Restatement of By-laws of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated and filed February 12, 1997).

           3.3 Articles Supplementary of Series A Cumulative Convertible Redeemable Preferred Stock dated October 24, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and filed on November 5, 1996).

           10.1 First Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P., dated May 24, 1996, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and filed on August 14, 1996).

           10.2 Third Amended and Restated Agreement of Limited Partnership of Carr Realty, L.P., dated March 5, 1996, as amended (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed on May 15, 1996).

           10.3   1993 Carr Realty Option Plan (incorporated by reference to
                  Exhibit 10.3 of the Company's Registration Statement on Form S-11, No. 33-53626).

           10.4 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, No. 33-92136).

           10.5   1997 Stock Option and Incentive Plan.

           10.6 Noncompetition and Restriction Agreement by and among The Oliver Carr Company, Oliver T. Carr, Jr., Carr Realty Corporation and Carr Realty, L.P. (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-11, No. 33-53626).

           10.7 Promissory Note from Carr Real Estate Services, Inc. to Carr Realty, L.P. (incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-11, No. 33-72974).

           10.8 Security Agreement granted by Carr Real Estate Services, Inc. to Carr Realty, L.P. (incorporated by reference to the same titled exhibit to the Company's Registration Statement on Form S-11, No. 33-72974).

           10.9 Promissory Note from Carr Realty, L.P. to the Northwestern Mutual Life Insurance Company (incorporated by reference to
                  Exhibit 10.27 of the Company's Registration Statement on Form S-11, No. 33-72974).

           10.10 Deed of Trust and Security Agreement by and among Carr Realty, L.P., Patrick H. McGuire, III, and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit
                  10.28 of the Company's Registration Statement on Form S-11, No. 33-72974).

           10.11 Stock Purchase Agreement, dated November 5, 1995 by and among Carr Realty Corporation, Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to
                  Exhibit 5.1 to the Company's Current Report on Form 8-K dated November 6, 1995).

           10.12 Amendment No. 1 to Stock Purchase Agreement, dated April 29, 1996 by and among Carr Realty Corporation, Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.1 of Security Capital U.S. Realty's
                  Schedule 13D dated April 30, 1996).


           10.13 Stockholders Agreement, dated April 30, 1996 by and among Carr Realty Corporation, Carr Realty, L.P., Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.2 of Security Capital U.S. Realty's
                  Schedule 13D dated April 30, 1996).

           10.14 Registration Rights Agreement, dated April 30, 1996 by and among Carr Realty Corporation, Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to
                  Exhibit 2.3 of Security Capital U.S. Realty's Schedule 13D dated April 30, 1996).

           10.15 Amended and Restated Credit Agreement, dated August 23, 1996 by and among CarrAmerica Realty Corporation, Carr Realty, L.P. and Morgan Guaranty Trust Company of New York.

           10.16 First Amendment to Amended and Restated Revolving Credit Agreement, dated October 18, 1996 by and among CarrAmerica Realty Corporation, Carr Realty, L.P., Morgan Guaranty Trust Company of New York, Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., Wells Fargo Realty Advisors Funding, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated and filed October 24, 1996).

           10.17 Employment Agreement dated November 1, 1996 by and among Robert E. Peterson and CarrAmerica Realty Corporation.

           21.1   List of Subsidiaries.

           23.1   Consent of KPMG Peat Marwick LLP, dated March 26, 1997.

           27     Financial Data Schedule.

14(b)      Reports on Form 8-K

           Form 8-K dated and filed October 16, 1996, regarding Pro Forma Balance Sheet for six months ended June 30, 1996 and Pro Forma Statements of Operations for six months ended June 30, 1996 and the year ended December 31, 1995 for Littlefield Portfolio.

           Form 8-K dated and filed October 24, 1996, regarding (i) new acquisitions of Sunnyvale Research Plaza, Quebec Centre, Greenwood Center, Panorama Corporate Center, Warner Center Business Park, Katella Corporate Center, Littlefield Portfolio and Riata Land, (ii) probable acquisitions of Peterson Portfolio, NELO/Orchard Portfolio, Greyhound Building, Cedar Maple Plaza, Camelback Lakes, and Pointe Corridor Centre IV and (iii) Historical Financials for the six months ended June 30, 1996 and the year ended December 31, 1995 for Sunnyvale Research Plaza, NELO/Orchard Portfolio, Peterson Portfolio and Camelback Lakes.

           Form 8-K dated October 24, 1996 and filed October 25, 1996, regarding Hogan & Hartson L.L.P. opinion for offering of 1,740,000 shares of the Company's preferred stock.

           Form 8-K dated and filed November 4, 1996, regarding Historical Financial Statements for the nine months ended September 30, 1996 and the year ended December 31, 1995 for Search Plaza/Quorum North, Rio Robles Technology Center and South Coast Executive Center.

           Form 8-K dated November 6, 1996 and filed November 15, 1996, regarding NELO/Orchard Portfolio acquisition.

           Form 8-K/A dated and filed November 22, 1996, amending Form 8-K filed October 24, 1996, regarding reliance on Historical Financials for the three months ended March 31, 1996 and the year ended December 31, 1995 for Warner Center Business Park acquisition.

           Form 8-K/A dated and filed November 22, 1996, amending Form 8-K filed November 4, 1996, regarding reliance on Historical Financials for the nine months ended September 30, 1996 and the year ended December 31, 1995 for Search Plaza/Quorum North.

           Form 8-K dated and filed November 26, 1996, regarding Hogan & Hartson L.L.P. opinion for offering of 5,750,000 shares of Company's common stock.

           Form 8-K dated and filed November 26, 1996, regarding Hogan & Hartson L.L.P. opinion for offering of 2,142,857 shares of Company's common stock to USRealty.

           Form 8-K dated and filed December 18, 1996, regarding Unisys Center Historical Financial Statements for the nine months ended September 30, 1996 and the year ended December 31, 1995, Pro Forma Balance Sheet for the nine months ended September 30, 1996 and Pro Forma Statements of Operations for the nine months ended September 30, 1996 and the year ended December 31, 1995.

           Form 8-K dated and filed December 19, 1996, regarding Peterson Portfolio Pro Forma Balance Sheet for the nine months ended September 30, 1996 and Pro Forma Statements of Operations for the nine months ended September 30, 1996 and the year ended December 31, 1995.

           Form 8-K/A dated and filed December 19, 1996, amending Form 8-K filed November 15, 1996, regarding NELO/Orchard Portfolio Pro Forma Balance Sheet for the nine months ended September 30, 1996 and Pro Forma Statements of Operations for the nine months ended September 30, 1996 and the year ended December 31, 1995.

           Form 8-K dated and filed December 20, 1996, regarding Hogan & Hartson L.L.P. opinion for offering of 321,429 shares of Company's common stock to Security Capital U.S. Realty.

14(c)      Exhibits

           The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)      Financial Statements

           None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on
March 26, 1997.

                                    CARRAMERICA REALTY CORPORATION
                                    a Maryland corporation

                                    By:   /s/ THOMAS A. CARR
                                          --------------------------------------
                                          Thomas A. Carr
                                          President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on March 26, 1997.



Signature                                 Title
--------                                  -----
/s/ OLIVER T. CARR, JR.
----------------------------------        Chairman of the Board,
           Oliver T. Carr, Jr.            Chief Executive Officer and Director

/s/ THOMAS A. CARR
----------------------------------        President, Chief Operating Officer and
           Thomas A. Carr                 Director

/s/ BRIAN K. FIELDS
----------------------------------        Chief Financial Officer
           Brian K. Fields

/s/ ROBERT O. CARR
----------------------------------        Director
           Robert O. Carr

/s/ DAVID BONDERMAN
----------------------------------        Director
           David Bonderman

/s/ ANDREW F. BRIMMER
----------------------------------        Director
           Andrew F. Brimmer

/s/ A. JAMES CLARK
----------------------------------        Director
           A. James Clark

/s/ ANTHONY R. MANNO, JR.
----------------------------------        Director
           Anthony R. Manno, Jr.

/s/ CAROLINE S. MCBRIDE
----------------------------------        Director
           Caroline S. McBride

/s/ J. MARSHALL PECK
----------------------------------        Director
           J. Marshall Peck

/s/ GEORGE R. PUSKAR
----------------------------------        Director
           George R. Puskar

/s/ WILLIAM D. SANDERS
----------------------------------        Director
           William D. Sanders

/s/ WESLEY S. WILLIAMS, JR.
----------------------------------        Director
           Wesley S. Williams, Jr.

CARRAMERICA REALTY CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements and Schedule of CarrAmerica Realty Corporation and Subsidiaries and the Independent Auditors' Reports thereon are attached hereto:

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

   Consolidated Balance Sheets as of December 31, 1996 and 1995             F-2

   Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1995 and 1994                                         F-3

   Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 1996, 1995 and 1994                                   F-4

   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994                                         F-5

   Notes to Consolidated Financial Statements                               F-7

   Independent Auditors' Report                                             F-21

FINANCIAL STATEMENT SCHEDULE

   Independent Auditors' Report                                             F-21

   Schedule III: Consolidated Real Estate and Accumulated
   Depreciation as of December 31, 1996 for CarrAmerica Realty
   Corporation and Subsidiaries                                             F-22

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31, 1996 and 1995

(In thousands, except share amounts)                     1996             1995
-------------------------------------------------------------------------------
Assets
Rental property (notes 2 and 13):
  Land                                                $  356,797       115,565
  Buildings                                            1,017,313       301,537
  Tenant improvements                                     99,760        60,060
  Furniture, fixtures, and equipment                       2,128         3,427
                                                     -----------      --------
                                                       1,475,998       480,589
  Less-- accumulated depreciation                       (119,657)      (98,873)
                                                     -----------      --------
    Total rental property                              1,356,341       381,716

Land held for development                                 32,277            --
Construction in progress                                  31,723            --
Cash and cash equivalents                                 27,637         9,217
Restricted cash and cash equivalents (note 2)              8,229         2,249
Accounts and notes receivable (note 10)                   11,899         8,728
Investments (note 4)                                      13,524        10,745
Accrued straight-line rents                               23,810        22,437
Tenant leasing costs, net of accumulated
  amortization of $11,986 in 1996 and
  $11,579 in 1995                                         13,499        10,746
Deferred financing costs, net of accumulated
  amortization of $1,979 in 1996 and $1,200
  in 1995                                                  3,800         2,267
Prepaid expenses and other assets, net of
  accumulated depreciation of $3,506 in 1996
  and $1,894 in 1995                                       13,825        10,755
                                                      -----------      --------
                                                       $1,536,564       458,860
                                                      ===========      ========

Liabilities, Minority Interest, and
  Stockholders' Equity
Liabilities:
  Mortgages and notes payable (notes 2 and 13)         $  655,449       317,374
  Accounts payable and accrued expenses                    32,657         9,357
  Rent received in advance and security deposits           10,383         1,736
                                                      -----------      --------
    Total liabilities                                     698,489       328,467

Minority interest (note 3)                                 50,597        34,850

Stockholders' equity (notes 7 and 8):
  Preferred stock, $.01 par value, authorized
    30,000,000 shares, issued and outstanding
    1,740,000 shares of Series A Cumulative
    Convertible Redeemable Preferred stock with
    an aggregate liquidation preference of
    $43.5 million                                              17          --
  Common stock, $.01 par value, authorized
    90,000,000 shares, issued and outstanding
    43,789,073 shares at December 31, 1996 and
    13,409,177 shares at December 31, 1995                    438           134
  Additional paid in capital                              837,355       126,835
  Cumulative dividends in excess of net income            (50,332)      (31,426)
                                                      -----------      --------
    Total stockholders' equity                            787,478        95,543
                                                      -----------      --------
Commitments (notes 5, 6 and 10)
                                                       $1,536,564       458,860
                                                      ===========      ========
See accompanying notes to consolidated financial statements



CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the Years Ended December 31, 1996, 1995 and 1994


(In thousands, except per common share amounts)                             1996                 1995                  1994
---------------------------------------------------------------------------------------------------------------------------

Real estate operating revenue (notes 5 and 10):
  Rental revenue:
    Minimum base rent                                                     $133,807               79,688              73,070
    Recoveries from tenants                                                 14,105                5,266               5,977
    Parking and other tenant charges                                         6,253                4,585               3,618
                                                                         ---------             --------              ------
      Total rental revenue                                                 154,165               89,539              82,665
  Real estate service income                                                12,512               11,315               8,890
                                                                         ---------             --------              ------
      Total revenue                                                        166,677              100,854              91,555
                                                                         ---------             --------              ------

Real estate operating expenses:
  Property operating expenses:
    Operating expenses                                                      37,047               21,894              19,428
    Real estate taxes                                                       14,880                9,685              10,279
  Interest expense                                                          31,630               21,873              21,366
  General and administrative                                                15,228               10,711               9,535
  Depreciation and amortization                                             38,264               18,495              14,419
                                                                         ---------             --------              ------
      Total operating expenses                                             137,049               82,658              75,027
                                                                         ---------             --------              ------
      Real estate operating income                                          29,628               18,196              16,528
                                                                         ---------             --------              ------

Other operating income (expense):
  Interest Income                                                            1,701                1,121               1,310
  Equity in earnings (losses) of unconsolidated partnerships (note 4)          484                 (131)                (17)
  Loss on write-off of investment and intangible assets (note 11)           (2,279)              (1,902)                 --
                                                                         ---------             --------              ------
      Total other operating income (expense)                                   (94)                (912)              1,293
                                                                         ---------             --------              ------
      Net operating income before minority interest
      and extraordinary item                                                29,534               17,284              17,821
Minority interest (note 3)                                                  (4,732)              (5,217)             (5,724)
                                                                         ---------             --------              ------
    Income before extraordinary item                                        24,802               12,067              12,097
Extraordinary item-- loss on early extinguishment of debt                      484                   --                  --
                                                                         ---------             --------              ------
      Net income                                                          $ 24,318               12,067              12,097
                                                                         =========             ========              ======
Net income per common share:
  Income before extraordinary item                                          $ 0.90                 0.90                1.06
  Extraordinary item-- loss on early extinguishment of debt                  (0.02)                  --                  --
                                                                         ---------             --------              ------
      Net income per common share                                           $ 0.88                 0.90                1.06
                                                                         =========             ========              ======

See accompanying notes to consolidated financial statements



CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the Years Ended December 31, 1996, 1995 and 1994

                                                                                                      Dividends in
                                                                                           Additional   Excess of
                                             Common       Preferred     Common   Preferred   Paid In   Cumulative
(In thousands, except share amounts)         Shares        Shares        stock     stock     Capital    Earnings      Total
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993               10,000,067            --       $100       --       71,532     (12,042)     59,590
  Sale of common stock                      2,875,000            --         29                54,436                  54,465
  Shares issued in exchange for
    Unit redemptions (note 3)                 372,944            --          3       --        1,967          --       1,970
  Dilution from assets and liabilities
    contributed by Unitholders                     --            --         --       --       (1,876)         --      (1,876)
  Net Income                                       --            --         --       --           --      12,097      12,097
  Dividends Paid                                   --            --         --       --           --     (20,204)    (20,204)
                                           ----------     ---------      -----      ---     --------     -------    --------
Balance at December 31, 1994               13,248,011            --        132       --      126,059     (20,149)    106,042

  Shares issued in exchange for
    Unit redemptions (note 3)                 161,166            --          2       --          776          --         778
  Net income                                       --            --         --       --           --      12,067      12,067
  Dividends paid                                   --            --         --       --           --     (23,344)    (23,344)
                                           ----------     ---------      -----      ---     --------     -------    --------
Balance at December 31, 1995               13,409,177            --        134       --      126,835     (31,426)     95,543

  Sales of common stock                    30,102,907            --        301       --      665,178          --     665,479
  Sale of Series A Cumulative Convertible
    Redeemable Preferred Stock                     --     1,740,000         --       17       42,976          --      42,993
  Shares issued in exchange for
    Unit redemptions (note 3)                 212,293            --          2       --          831          --         833
  Exercise of stock options                     2,000            --         --       --           36          --          36
  Shares issued to acquire rental property     62,696            --          1       --        1,499          --       1,500
  Net income                                       --            --         --       --           --      24,318      24,318
  Dividends paid                                   --            --         --       --           --     (43,224)    (43,224)
                                           ----------     ---------      -----      ---     --------     -------    --------
Balance at December 31, 1996               43,789,073     1,740,000       $438       17      837,355     (50,332)    787,478
                                           ==========     =========      =====      ===     ========     =======    ========



See accompanying notes to consolidated financial statements



CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Years Ended December 31, 1996, 1995 and 1994


(In thousands)                                                                       1996             1995            1994
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                      $  24,318          12,067          12,097
                                                                                  ---------         -------         -------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                    38,264          18,495          14,419
    Minority interest in income                                                       4,732           5,217           5,724
    Equity in (earnings) losses of unconsolidated partnerships                         (464)            161              47
    Extraordinary item--loss on early extinguishment of debt                            484              --              --
    Loss on write-off of assets                                                       2,279              --              --
    Decrease (increase) in accounts receivable                                       (3,171)         (3,124)            370
    Decrease (increase) in accrued straight-line rents                               (1,373)          1,931            (713)
    Additions to tenant leasing costs                                                (5,530)         (1,350)           (811)
    Increase in prepaid expenses and other assets                                    (5,915)           (884)         (1,346)
    Increase (decrease) in accounts payable and accrued expenses                     20,029           2,969            (923)
    Increase (decrease) in rent received in advance and security deposits             8,647            (205)          1,044
                                                                                  ---------         -------         -------
      Total adjustments                                                              57,982          23,210          17,811
                                                                                  ---------         -------         -------
      Net cash provided by operating activities                                      82,300          35,277          29,908
                                                                                  ---------         -------         -------
Cash flows from investing activities:
  Additions to rental property                                                      (11,525)         (8,927)        (11,715)
  Acquisitions of rental property                                                  (800,628)        (64,363)        (57,006)
  Land purchased for future development                                             (23,022)             --              --
  Additions to construction in progress                                             (31,723)             --              --
  Acquisition of real estate service contracts and other intangibles                 (1,750)         (7,419)             --
  Distributions from unconsolidated partnerships                                      1,739           4,399              --
  Investments in unconsolidated partnerships                                         (4,055)         (3,437)         (2,641)
  Acquisition of minority interest                                                       (3)         (1,546)             --
  Decrease (increase) in restricted cash and cash equivalents                        (5,980)           (342)          3,375
  Cash from contributed net assets                                                       --              --             941
                                                                                  ---------         -------         -------
    Net cash used by investing activities                                          (876,947)        (81,635)        (67,046)
                                                                                  ---------         -------         -------
Cash flows from financing activities:
  Net proceeds from sales of common and preferred stock                             708,508              --          54,465
  Net borrowings on unsecured line of credit                                        215,000              --              --
  Borrowings on mortgages payable                                                        --          72,000          60,418
  Repayment of mortgages payable                                                    (57,048)         (2,559)        (38,120)
  Contributions from minority interests                                                  --              17              --
  Dividends paid                                                                    (43,224)        (23,344)        (20,204)
  Repayment of mortgages payable to related party                                        --              --         (15,186)
  Additions to deferred financing costs                                              (3,020)           (879)           (674)
  Distributions to minority interests                                                (7,149)         (8,122)         (8,047)
                                                                                  ---------         -------         -------
    Net cash provided by financing activities                                       813,067          37,113          32,652
                                                                                  ---------         -------         -------
    Increase (decrease) in unrestricted cash and cash equivalents                    18,420          (9,245)         (4,486)
Unrestricted cash and cash equivalents, beginning of the period                       9,217          18,462          22,948
                                                                                  ---------         -------         -------
Unrestricted cash and cash equivalents, end of the period                         $  27,637           9,217          18,462
                                                                                  =========         =======         =======
Supplemental disclosure of cash flow information:
  Cash paid for interest (net of capitalized interest of $2,664 in 1996
  and $226 in 1995)                                                               $  29,693          21,825          21,366
                                                                                  =========         =======         =======

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES for the Years Ended December 31, 1996, 1995 and 1994

Supplemental disclosure of noncash investing and financing activities:

(a) During 1996, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $184.4 million of debt and liabilities and by issuing $1.5 million of common stock and $18.0 million of Units. The Company also repaid $1.0 million of liabilities by issuing $1.0 million of Units.

(b) On July 6, 1995, the Company formed a limited liability company (the "LLC") with a commingled pension trust fund. The Company contributed its ownership in 1717 Pennsylvania Avenue to the LLC for a 50 percent ownership interest. The Company was credited with a contribution of $20.0 million, reduced by $7.0 million of indebtedness secured by the property. Subsequent to the Company's contribution to the LLC, the Company received a distribution from the LLC of $2.9 million.

(c) During 1994, the Company funded a portion of the purchase prices of its property acquisitions by assuming $20.4 million of debt and liabilities and by issuing $14.1 million of Units.

(d) On February 17, 1994, the Company acquired an additional 21.4% interest in Square 24 Associates, the partnership that owns the property located at 2445 M Street, in exchange for $4.3 million of Units.


See accompanying notes to consolidated financial statements

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Description of Business and Summary of Significant Accounting Policies

(a) Business

CarrAmerica Realty Corporation (the "Company"), formerly Carr Realty Corporation, is a self-administered and self-managed equity real estate investment trust ("REIT"), organized under the laws of Maryland, which owns, develops, acquires and operates office buildings. The Company's office properties are located in eleven suburban markets across the United States.

(b) Basis of Presentation

The accounts of the Company and its majority-owned subsidiaries are consolidated in the accompanying financial statements. The Company uses the equity method of accounting for its investments in and earnings and losses of unconsolidated partnerships not controlled by the Company. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Certain amounts for prior years have been reclassified to conform with the presentation for 1996.

(c) Rental Property

Rental property is recorded at cost less accumulated depreciation (which is less than the net realizable value of the rental property). Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

--------------------------------------------------------------------------------
Base Building                        30 to 50 years
Building components                  7 to 20 years
Tenant improvements                  Terms of the leases or useful lives,
                                     whichever is shorter
Furniture, fixtures and equipment    5 to 15 years


    Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

    The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets, such as the Company's rental property, and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement had no effect on the Company's financial position, results of operations, or liquidity.

(d) Development Property

Land held for development and construction in progress are carried at cost. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of the property.

(e) Tenant Leasing Costs

Fees and costs incurred in the successful negotiation of leases have been deferred and are being amortized on a straight-line basis over the terms of the respective leases.

(f) Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain financing and are being amortized over the terms of the respective loans on a basis which approximates the interest method.

(g) Fair Value of Financial Instruments

The carrying amount of the following financial instruments approximates fair value because of their short-term maturity: cash and cash equivalents; accounts and notes receivable; accounts payable, accrued expenses and other liabilities.

(h) Revenue Recognition

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

    The Company receives real estate service revenue for certain properties it manages, leases and develops for third parties. Such revenue is recognized as revenue as earned.

(i) Income and Other Taxes

The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and certain of its subsidiaries in the accompanying consolidated financial statements. At December 31, 1996 and 1995, the Company's income tax basis in its assets was approximately $1.5 billion and $474.5 million, respectively.

    Certain subsidiaries, organized as partnerships, of the Company are subject to District of Columbia franchise taxes. Franchise taxes are recorded as general and administrative expenses in the accompanying consolidated financial statements.

    Carr Development & Construction, Inc. ("CDC"), the Company's development subsidiary, and Carr Real Estate Services, Inc. ("CRESI"), the Company's real estate service subsidiary, file separate tax returns and are subject to federal, state and local income taxes. The Company has adopted the asset and liability method of accounting for CDC's and CRESI's income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. The effect of the asset and liability method on the Company's financial statements is insignificant. The Company's subsidiaries did not incur any income tax expense in 1996, 1995 or 1994.

(j) Real Estate Service Contracts and Other Intangible Assets

Real estate service contracts and other intangible assets represent the purchase price of net assets of real estate service operations acquired and are amortized on the straight-line basis over the expected lives of the respective real estate service contracts. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment loss, if any, is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are not achieved.

(k) Per Share Data and Dividends

Net income per share of common stock is based upon the weighted average number of common shares and share equivalents outstanding during the year. When dilutive, stock options and Units are included as share equivalents. The weighted average number of shares used in the computations was 31,999,580 for 1996, 13,338,080 for 1995 and 11,387,030 for 1994.

    Net income for 1996 used in the computations was reduced by cumulative preferred stock dividends of $572 thousand.

    Following is the income tax status of dividends paid during the years ended December 31:

                                1996        1995        1994
--------------------------------------------------------------------------------
Ordinary income                  95%         85%         75%
Capital Gain                     --          --          --
Return of Capital                 5%         15%         25%

(l) Cash Equivalents

For the purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

(m) Stock/Unit Option Plans

Prior to January 1, 1996, the Company accounted for its option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expenses would be recorded only if the current market price of the underlying unit or stock on the date of grant exceeded the exercise price. As of January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all unit-based and stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2) Mortgages And Notes Payable

Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Following is a summary of the Company's mortgages and notes payable as of December 31, 1996 and 1995:

(In thousands)                                                                     1996                 1995
---------------------------------------------------------------------------------------------------------------
Mortgages payable to The Northwestern Mutual Life Insurance Company ("NML");
  bearing interest at rates ranging from 7.55 percent to 8.80 percent; interest only is payable through February 1, 1998; thereafter, principal and interest payments are due monthly based on a 25-year amortization schedule through
  maturity in February, 2003.                                                   $183,500               183,500

Mortgage payable to NML; bearing interest at 8.9 percent requires monthly principal and interest payments of $346 thousand through maturity in June
  2002; additional annual principal curtailments of $500 thousand are due
  through 2000; $2.0 million in 2001, and $1.0 million in 2002.                   38,188                39,377

Mortgages payable to the Aid Association for Lutherans ("AAL") under 2 notes;
  $16.5 million note bearing interest at 9.5 percent requires monthly principal and interest payments of $144 thousand through maturity on July 1, 2017, callable after June 30, 2002 by AAL; $21.6 million note bearing interest at
  8.25 percent requires monthly principal and interest payments of $138 thousand
  through maturity on July 15, 2019, callable by AAL after July 1, 2004.          32,570                33,050

Note payable to Morgan Guaranty Trust Company of New York, as agent for a group of banks ("Morgan"); $325.0 million unsecured revolving credit facility bearing interest, as selected by the Company, at either (i) the higher of the prime interest rate or the sum of .5 percent plus the Federal Funds Rate for such day or (ii) an interest rate equal to 1.75 percent above the London
  Interbank Offered Rate (LIBOR). The year-end weighted average interest rate at
  December 31, 1996 was 7.3%. The note matures in July 1998, with an option to
  extend for one year.                                                           215,000                   --

Mortgages payable to Salomon Brothers Realty Corp.; bearing interest at 8.375 percent; principal and interest payments of $221 thousand are due monthly through maturity in January 2006. This mortgage payable is held by Carr
  Redmond Corporation, a wholly-owned subsidiary of the Company which owns the
  Redmond East office campus.                                                     28,036                   --

Mortgage payable to CBA Conduit, Inc; bearing interest at 7.96 percent; interest only payments of $194 thousand are due monthly through maturity in December
  2003.                                                                           29,250                   --

Mortgage payable to Connecticut General Life Insurance Company; bearing interest at 7.4 percent; interest only payments of $160 thousand are due monthly
  through maturity in December 2000.                                              26,000                   --

Mortgage payable to Metropolitan Life Insurance Company; bearing interest at
  7.375 percent; principal and interest payments of $72 thousand are due monthly
  through maturity in March 1999.                                                  9,630                   --

Mortgages payable to New York Life Insurance Company; bearing interest at an effective rate of 8.25 percent; principal and interest payments of $388
  thousand are due monthly through maturity in December 2001.                     40,850                   --

Mortgage payable to State Farm Insurance Company; bearing interest at 7.2 percent; principal and interest payments of $177 thousand are due monthly
  through maturity in January 2006.                                               22,022                   --

Mortgage payable to Windy City Holdings, Inc.; bearing interest at 9.01 percent;
  principal and interest payments of $85 thousand are due monthly through
  maturity in May 1999.                                                           10,322                   --

Mortgage payable to The Riggs National Bank of Washington, D.C.; bearing interest at 7.5 percent; principal and interest payments of $49 thousand are
  due monthly through maturity in February 1999.                                   6,350                6,447

Mortgage payable to 16th & Northern Associates L.L.C.; bearing interest at
  5.5 percent; the note was repaid in full in January 1997.                       13,731                   --

Mortgage payable to NationsBank, N.A.; $35 million interest only note bearing interest at 1.75 percent above LIBOR. The note was repaid in full in April
  1996.                                                                               --               35,000

Mortgage payable to NationsBank, N.A.; $20 million interest only note bearing interest at 2.0 percent above LIBOR. The note was repaid in full in
  April 1996.                                                                         --               20,000
                                                                                --------              -------
                                                                                $655,449              317,374
                                                                                ========              =======

    As of December 31, 1996, the scheduled maturity of all mortgages and notes payable are as follows:

(In thousands)
--------------------------------------------------------------------------------
1997                                     $ 17,281
1998                                      220,588
1999                                       31,790
2000                                       32,809
2001                                       46,783
Thereafter                                306,198
                                         --------
                                         $655,449
                                         ========

    Restricted cash and cash equivalents primarily consist of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

    Based on the borrowing rates available to the Company for mortgages and notes payable with similar terms and average maturities, the estimated fair value of the Company's mortgages and notes at December 31, 1996 and 1995 was approximately $644.5 million and $309.1 million, respectively.

(3) Minority Interest

In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing dividend paying Units and non-dividend paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-dividend paying Units are not entitled to any distributions until they automatically convert into dividend paying Units at various dates in the future. Each dividend paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a dividend paying Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the years ended December 31, 1996 and 1995, 212,293 and 161,166 dividend paying Units, respectively, of Carr Realty, L.P. or CarrAmerica Realty, L.P., were redeemed for common stock of the Company.

    The following table sets forth the common stock and preferred stock of the Company and Units of Carr Realty, L.P. and CarrAmerica Realty, L.P.:


                                     CarrAmerica
                      CarrAmerica      Realty
                         Realty     Corporation's
                      Corporation's   Preferred      Dividend       Non-Dividend
                      Common Stock      Stock      Paying Units     Paying Units
(In thousands)        Outstanding    Outstanding   Outstanding      Outstanding
--------------------------------------------------------------------------------

As of December 31:
1996                    43,789          1,740          4,940            540
1995                    13,409             --          4,080            668
1994                    13,248             --          4,241            668
                        ======         ======         ======         ======
Weighted average for:
1996                    26,932            328          4,131            872
1995                    13,338             --          4,151            668
1994                    11,387             --          4,473             18
                        ======         ======         ======         ======

    Minority interest in the accompanying consolidated financial statements relates primarily to holders of Units.

(4) Investments in Unconsolidated Partnerships

Through seven unconsolidated partnerships, the Company owns interests ranging from 2% to 50% in office properties. The combined condensed financial information for the unconsolidated partnerships is as follows:

Balance Sheets
                                 December 31,
(In thousands)                 1996        1995
--------------------------------------------------------------------------------

Assets
------
Rental property, net         $310,100    305,870
Cash and cash equivalents      15,577     15,998
Other assets                   38,073     35,274
                             --------    -------
                             $363,750    357,142
                             ========    =======

Liabilities and Accumulated Deficit
-----------------------------------
Liabilities:
  Notes payable              $362,849    357,911
  Other liabilities            17,233     21,091
                             --------    -------
    Total liabilities         380,082    379,002
Accumulated deficit           (16,332)   (21,860)
                             --------    -------
                             $363,750    357,142
                             ========    =======

Statements of Operations
                               1996        1995        1994
--------------------------------------------------------------------------------

Revenue                      $ 85,702     81,182      80,815
Depreciation and
  amortization expense          6,266      3,608      11,355
Interest expense               24,470     22,998      32,316
Other expenses                 41,787     41,304      37,112
                             --------    -------      ------
Net income                   $ 13,179     13,272          32
                             ========    =======      ======

(5) Lease Agreements

The following table summarizes future minimum base rent to be received under noncancelable tenant leases and the percentage of total rentable space expiring each year, as of December 31, 1996:


                                     Future         Percentage of
                                     Minimum         Total Space
(In thousands)                        Rent            Expiring
--------------------------------------------------------------------------------
1997                              $  199,669            13.0%
1998                                 164,848            18.7
1999                                 140,622            11.3
2000                                 122,360            13.3
2001                                  98,644            11.2
Thereafter                           324,732            32.5
                                  ----------
                                  $1,050,875
                                  ==========

    The leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences being adjusted in the succeeding year.

    The Company's largest tenant is AT&T with a master lease of approximately .9 million square feet of office space at AT&T Center which represents 7.6% of net rentable space in the Company's consolidated office properties at December 31, 1996. No other single tenant occupies more than 5% of the net rentable space.

(6) Land Leases

The Company leases land beneath three office properties located in metropolitan Washington, D.C. and Austin, Texas. The Company also leases land adjacent to an office property in suburban Chicago. The terms of these leases range from 5 years to 99 years, with the last lease maturing in the year 2086. The minimum base annual rental payment associated with these leases is $1.2 million.

(7) Series A Cumulative Convertible Redeemable Preferred Stock

The Company is authorized to issue 30,000,000 shares of Preferred Stock. On October 25, 1996, the Company issued 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at $25 per share. Dividends for the Series A Preferred Stock are cumulative from the date of issuance and are payable quarterly in arrears in an amount per share equal to the greater of (1) $1.75 per share per annum, or (2) the cash dividend paid on the number of shares, or portion thereof, of the Company's common stock into which a share of Series A Preferred Stock is convertible. The Series A Preferred Stock has a liquidation preference of $25 per share. After April 25, 1997, each share of Series A Preferred Stock is convertible, at the option of the holder, into one share of the Company's common stock, subject to certain conversion adjustments. After October 25, 1999, each share of Series A Preferred Stock is redeemable at the Company's option, at $25 per share, plus accrued and unpaid dividends.

(8) Stock/Unit Option Plans

As of December 31, 1996, the Company had two option plans: one plan for the purpose of attracting and retaining executive officers and other key employees (Employee Unit Option Plan); and the other plan for the purpose of attracting and retaining directors who are not employees of the Company (Non-Employee Director Stock Option Plan).

    The Employee Unit Option Plan allows for the grant of options to purchase Units of Carr Realty, L.P. (Unit options) that are exerciseable at the fair market value of the Units at the date of grant, which is deemed to be equivalent to the fair market value of the Company's common stock at such date. Units (following exercise of Unit options) are redeemable for cash or common stock of the Company, at the option of the Company. The Unit options have a 10-year term from the date of grant and vest over a five-year period, 20% per year. At December 31, 1996, the Company had 1,266,900 Units reserved for issuance under the Employee Unit Option Plan, of which 941,348 were outstanding.

    The Non-Employee Director Stock Option Plan provides for the grant of options to purchase the Company's common stock at an exercise price which is equal to the fair market value of the common stock at the date of grant. The Non-Employee Director Stock Option Plan was approved by the Company's stockholders at its Annual Meeting of Stockholders on April 28, 1995, following which each then-serving non-employee director was granted options to purchase 3,000 shares of the Company's common stock. Immediately following each annual election of directors, each then-serving non-employee director will receive options to purchase 5,000 shares of the Company's common stock. The stock options have a 10-year term from the date of grant and vest over a three-year period, 33 1/3% per year. At December 31, 1996, the Company had 150,000 shares of common stock reserved for issuance under the Non-Employee Director Stock Option Plan, of which 61,000 were outstanding.

    As approved by the Board of Directors (subject to shareholder approval), the Company granted options to purchase an aggregate of 25,000 shares of the Company's common stock to two key employees in 1996. The stock options have a 10-year term from the date of grant and vest over a five-year period, 20% per year. All 25,000 options were outstanding at December 31, 1996.

    The per share weighted-average fair value of Unit options and stock options granted during 1996 and 1995 was $2.15 and $1.92, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighed-average assumptions: 1996 - expected dividend yield of 7.893%, risk free interest rate of 6.08%, stock volatility of 19.45%, and expected option life of 4.02 years; 1995 - expected dividend yield of 7.893%, risk free interest rate of 7.06%, stock volatility of 19.45%, and expected option life of 5.38 years.

    The Company applies APB Opinion No. 25 in accounting for its Unit options and stock options and, accordingly, no compensation cost has been recognized for its Unit options and stock options in the financial statements. The pro forma effect of compensation costs, based on the fair value at the date of grant, of the Unit options and stock options is immaterial to the Company's consolidated financial statements and therefore is not presented. Unit option and stock option activity during 1996 and 1995 is as follows:

                                     Number        Weighted-
                                    of Units/      Average
                                     Shares     Exercise Price
--------------------------------------------------------------------------------

Balance at December 31, 1994          911,348          $22.97
  Granted                              29,000           18.78
  Exercised                                --              --
  Forfeited                             3,000           17.75
  Expired                                  --              --
                                    ---------
Balance at December 31, 1995          937,348           22.86
  Granted                             112,000           24.70
  Exercised                             4,000           20.75
  Forfeited                            18,000           22.66
  Expired                                  --              --
                                    ---------
Balance at December 31, 1996        1,027,348          $23.07
                                    =========          ======

    At December 31, 1996, the range of exercise prices was between $17.75 and $25.13 per Unit/share and the weighted-average remaining contractual life of outstanding options was 7.29 years.

    At December 31, 1996 and 1995, the number of options exercisable was 526,420 and 345,921, respectively, and the weighted average exercise price of those options was $22.72 and $22.67 per Unit/share, respectively.

(9) Employee Benefits

The Company has a 401(k) plan for employees that will match 50% of employee contributions up to the first 4% of an employee's pay and will make a base contribution of 3% of pay for participants who remain employed on December 31, the end of the plan year. The Company contributions are subject to a five-year graduated vesting schedule. Company contributions to the plan amounted to $.3 million in 1996, $.3 million in 1995, and $.3 million in 1994.

(10) Transactions With Affiliates

CarrPark, Inc., a subsidiary of The Oliver Carr Company, a stockholder of the Company, manages certain of the parking garages in the Company's properties, for fees ranging from 24 to 62 percent of gross receipts from garage operations. CarrPark, Inc. is responsible for payment of all garage operating expenses. Parking revenue recognized is net of fees paid to CarrPark, Inc. of $1.9 million in 1996, $1.8 million in 1995, and $1.8 million in 1994. Accounts receivable includes $.3 million at December 31, 1996 and 1995 due from CarrPark, Inc.

    Accounts receivable includes management and leasing fees, development and architectural fees and payroll reimbursements receivable from affiliates of $4.0 million at December 31, 1996 and $3.9 million at December 31, 1995. This amount includes a leasing commission receivable of $2.7 million at December 31, 1996 and $2.9 million at December 31, 1995, respectively, that is collectible in quarterly installments of approximately $47 thousand through September 2011. The fair market value of this receivable is $1.6 million at December 31, 1996 and 1995. The leasing commission is due from an unconsolidated investee partnership.

    The Company earned management, leasing, development and architectural fees in 1996 from affiliated partnerships of $6.9 million in 1996, $6.7 million in 1995, and $6.4 million in 1994.

    A wholly-owned subsidiary of Clark Enterprises, Inc., a Unitholder, has provided construction management services to the Company. In connection with these services, the Company paid $1.3 million in 1996, $.7 million in 1995, and $1.0 million in 1994. Additionally, a wholly-owned subsidiary of Clark Enterprises, Inc. received a total of $19.6 million during the years of 1996, 1995 and 1994 under a construction contract for the Booz-Allen & Hamilton Building (in which the Company is a 50% joint venturer).

    The Equitable Life Assurance Society of the United States, an affiliate of an entity of which one of the Company's directors serves as an officer and director, leases approximately 10,000 square feet of office space from the Company. Rents of $.3 million in each of 1996, 1995, and 1994 are included in rental revenue.

    The Company leases office space from a partnership affiliated with The Oliver Carr Company. Rent expense amounted to $1.1 million in 1996, $.9 million in 1995, and $.9 million in 1994 under the lease. Future minimum payments under the lease are $.9 million in 1997 and $.4 million in 1998.

    Carr Development and Construction was a division of The Oliver Carr Company ("OCCO") until April 30, 1996 when the Company acquired it for $1.75 million. Carr Development and Construction was the development manager of 1717 Pennsylvania Avenue during 1995 and a portion of 1996. OCCO earned fees of $.2 million and $.5 million in 1996 and 1995, respectively.

    The Company paid Security Capital Markets Group, Inc., an affiliate of USRealty, a placement fee of $.4 million in 1996 for services rendered in connection with the sale of 1,740,000 shares of Series A Preferred Stock issued in October 1996.

    During 1996, payments of $1.1 million were made to Security Capital Investment Research Incorporated, an affiliate of USRealty, for services rendered in connection with the acquisition of operating and development properties.

(11) Loss on Write-off of Investment and Intangible Assets

On January 31, 1996, the Company terminated an agreement to acquire the development business of The Evans Company ("Evans") and, as a result, in 1995 the Company recognized a $1.9 million loss on its investment. Furthermore, in 1996, the Company wrote off approximately $2.3 million of the unamortized purchase price of certain third-party real estate service contracts that were terminated during the year. These contracts were acquired from Evans in 1995 and were terminated early as a result of the sale of the properties by third-party owners.

(12) Segment Operations

The Company is engaged in the ownership and rental of commercial office buildings and provides real estate services on a contractual basis to both related and unrelated parties. Revenue from real estate services provided to properties wholly-owned by the Company and to properties that are owned by partnerships that are consolidated in the Company's consolidated financial statements is eliminated in consolidation. During 1996, the Company's real estate service operations did not account for more than 10% of the Company's revenue and are not anticipated to exceed 10% in future years. As a result, information regarding segment operations is not provided for 1996.

    The following tables present operating and other information for the Company's lines of business for 1995 and 1994:

                                                        Property
                                      Rental           Management                            Consolidated
(In thousands)                      Operations         Operations          Eliminations          Total
---------------------------------------------------------------------------------------------------------------------------
1995
Revenue                              $ 89,539             11,315                  --             100,854
Intersegment revenue                       --              5,824              (5,824)                 --
                                     --------           --------            --------            --------
Total revenue                        $ 89,539             17,139              (5,824)            100,854
                                     ========           ========            ========            ========
Depreciation and
  amortization                       $ 16,850              1,645                  --              18,495
                                     ========           ========            ========            ========
Operating profit                     $ 19,354               (919)               (629)             17,806
                                     ========           ========            ========            ========
Identifiable assets
  at December 31                     $442,495             19,121              (2,756)            458,860
                                     ========           ========            ========            ========
Capital expenditures                 $ 73,290              7,419                  --              80,709
                                     ========           ========            ========            ========
1994
Revenue                              $ 82,665              8,890                  --              91,555
Intersegment revenue                       --              4,628              (4,628)                 --
                                     --------           --------            --------            --------
Total revenue                        $ 82,665             13,518              (4,628)             91,555
                                     ========           ========            ========            ========
Depreciation and
  amortization                       $ 13,801                618                  --              14,419
                                     ========           ========            ========            ========
Operating profit                     $ 18,489             (1,501)               (477)             16,511
                                     ========           ========            ========            ========
Identifiable assets
  at December 31                     $398,362             12,528              (2,942)            407,948
                                     ========           ========            ========            ========
Capital expenditures                 $ 67,816                905                  --              68,721
                                     ========           ========            ========            ========

(13) Acquisition and Development Activities

During 1996, the Company made the following acquisitions: in its Pacific region, the Company acquired an aggregate of 73 buildings containing a total of approximately 4.0 million square feet, for an aggregate purchase price of approximately $454.3 million; in its Mountain region, the Company acquired an aggregate of 13 buildings containing a total of approximately 1.3 million square feet, for an aggregate purchase price of approximately $112.7 million; in its Central region, the Company acquired an aggregate of 17 buildings containing a total of approximately 2.1 million square feet, for an aggregate purchase price of approximately $243.5 million; and in its Southeast region, the Company acquired an aggregate of 43 buildings containing a total of approximately 1.8 million square feet, for an aggregate purchase price of approximately $178.3 million.

    During 1996, the Company acquired or purchased options to acquire 142 acres of developable land in four of its target markets: suburban Seattle; southeast Denver; Austin, Texas; and suburban Chicago. In the aggregate, this land (including land subject to purchase options) will support development of up to
3.2 million square feet (unaudited) of office space. In addition, as of December 31, 1996, the Company had three properties under construction: 128,000 square feet (unaudited) in suburban Atlanta; and an aggregate of 295,000 square feet (unaudited) in southeast Denver (including a build-to-suit project with 189,000 rentable square feet). Land held for development was purchased for an aggregate purchase price of $32.3 million. Costs incurred during 1996 for properties under construction were $31.7 million. An additional $36.3 million (unaudited) will be expended for completion of projects already under construction as of December 31, 1996.

    In 1995, the Company acquired two properties in suburban Washington, D.C. containing .6 million square feet for an aggregate purchase price of $64.0 million.

    All acquisitions have been accounted for as purchases. Operations of the properties acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

    The following unaudited pro forma summary presents information as if the Company's acquisitions and sales of common and preferred stock through December 31, 1996 had occurred at the beginning of each year. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

Pro forma Information (unaudited)

(In thousands, except per share amounts)    1996           1995
-------------------------------------------------------------------------------

Total revenue                             $247,203        238,515
Net income before extraordinary item      $ 42,985         45,330
Net income                                $ 42,501         45,330
Net income per common share                 $ 0.90           0.96

(14) Subsequent Events

In January 1997, the Company entered into a revolving credit agreement to borrow up to $150.0 million secured by certain properties in the Company's portfolio. The facility bears interest at 162.5 basis points over LIBOR. The agreement is for an initial six-month period with two six-month options to extend.

    In January 1997, the Company consummated a public offering and a concurrent offering to a wholly-owned subsidiary of USRealty of 4,928,570 shares of common stock that raised net proceeds of approximately $136 million. The net proceeds were used to acquire the suburban office properties and land discussed below, and to pay down indebtedness under the Company's unsecured line of credit.

    Since January 1, 1997, the Company has acquired or placed into service 11 operating office properties, totaling approximately 1.0 million square feet. In addition, since January 1, 1997, the Company has acquired 26 acres of land which will support the future development of 636,000 square feet of office space. The purchase of these properties was financed by the assumption of $18.1 million in debt and the payment of $102.4 million in cash. These acquisitions added to the Company's holdings as follows (unaudited):


                                      Square            Acres of          Buildable
                        # of           Feet               Land           Square Feet
                      Operating    of Operating         Held for      of Land Held for
Region                Buildings     Properties         Development      Development
-------------------------------------------------------------------------------------
Pacific Region             3           191,000             18             300,000
Mountain Region            1           106,000              7             240,000
Central Region             7           705,000              1              38,000
Southeast Region          --                --             --              58,000
                          --         ---------             --             -------
  Total                   11         1,002,000             26             636,000
                          ==         =========             ==             =======

    In February 1997, the Company sold its 2% limited partnership interest in the partnership that owns 1575 Eye Street in Washington, D.C. for $40 thousand. As part of this transaction, CRESI also received $400 thousand in consideration for the early termination of its management and leasing agreement (which was otherwise non-cancelable) and a $120 thousand financing fee from the partnership for facilitating the transaction.

    In March 1997, the Company sold its 5% limited partnership interest in the partnership that owns 1776 Eye Street in Washington, D.C. for approximately $310 thousand. As part of this transaction, CRESI also received $326 thousand in consideration for the early termination of its management and leasing agreement (which was cancelable on 30 days notice).

    In March 1997, the Company established its 1997 Stock Option and Incentive Plan, subject to the approval of its shareholders at the 1997 Annual Meeting of Stockholders, for the purpose of attracting and retaining executive officers and other key employees. The Company has 3,000,000 shares of common stock reserved for issuance under the stock option plan. As of March 15, 1997, an aggregate of 861,500 options had been granted under the stock option plan to 43 employees, subject to shareholder approval.

(15) Quarterly Financial Information (unaudited)
The following is a summary of quarterly results of operations for 1996 and 1995:

                                                         First               Second               Third                Fourth
(In thousands, except per share data)                   Quarter              Quarter             Quarter               Quarter
------------------------------------------------------------------------------------------------------------------------------
1996
Rental revenue                                          $25,350              32,784               42,506               53,525
                                                        =======              ======               ======               ======
Real estate service revenue                             $ 2,726               2,904                3,634                3,248
                                                        =======              ======               ======               ======
Real estate operating income                            $ 4,321               5,280                8,670               11,357
                                                        =======              ======               ======               ======
Income before extraordinary item                        $ 3,335               4,741                7,910                8,816
                                                        =======              ======               ======               ======
Net income                                              $ 3,335               4,257                7,910                8,816
                                                        =======              ======               ======               ======
Per share:
---------
Income before extraordinary item                         $ 0.25                0.22                 0.24                0.20
                                                         ======                ====                 ====                ====
Net income                                               $ 0.25                0.20                 0.24                0.20
                                                         ======                ====                 ====                ====

1995
Rental revenue                                          $21,796              22,141               22,742              22,860
                                                        =======              ======              =======              ======
Real estate service revenue                             $ 2,480               2,626                2,640               3,569
                                                        =======              ======              =======              ======
Real estate operating income                            $ 4,506               5,029                4,619               4,042
                                                        =======              ======              =======              ======
Net income                                              $ 3,257               3,684                3,435               1,691
                                                        =======              ======              =======              ======
Per share: Net income                                   $  0.25                0.28                 0.26                0.12
---------                                               =======              ======              =======              ======

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORTS

The Board of Directors and Stockholders
CarrAmerica Realty Corporation:

We have audited the accompanying consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                              KPMG Peat Marwick LLP
                                              Washington, D.C.

February 6, 1997,
except for Note 14 which is as of March 26, 1997.





The Board of Directors and Stockholders
CarrAmerica Realty Corporation:

Under date of February 6, 1997, we reported on the consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                KPMG Peat Marwick LLP
                                                Washington, D.C.

February 6, 1997

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 1996

                                                                                   Initial Cost
                                                                             -------------------------  Costs Capitalized
(In thousands)                                                                           Buildings and   Subsequent to
Properties                                            Encumbrances            Land       Improvements    Acquisition(4)
---------------------------------------------------------------------------------------------------------------------------
Downtown Washington, D.C.:
  International Square (1)                            $ 183,500(2)           69,651         100,921             230
  1730 Pennsylvania Avenue, N.W                              (2)              2,196          11,013          12,022
  2550 M Street, N.W                                         --               2,340          11,348           3,729
  1775 Pennsylvania Avenue, N.W                           6,350                  --          19,000             869
  Presidential Plaza                                     16,957               1,985          13,358           1,537
  1747 Pennsylvania Avenue, N.W                          15,613               1,636           8,157           3,415
  1255 23rd Street                                           (2)             10,793          40,214           3,250
  2445 M Street                                          38,188               4,530          37,439            (760)
Virginia:
  Ballston Plaza                                             --               8,250          46,926             820
  Tycon Courthouse                                           --              14,183          31,772           1,074
  Reston Quadrangle                                          --               8,997          34,322             382
  Parkway One                                                --               2,010           4,663              84
Maryland:
  One Rock Spring Plaza                                      --                  --          18,409             837
Southern California:
  Plaza PacifiCare                                           --               3,493           6,392              56
  Katella Corporate Center                                   --               2,671           4,314              85
  Warner Center                                          26,000              16,490          33,698           1,716
  Scenic Business Park                                       --               2,469           4,503             171
  Del Mar Corporate Center                                   --               2,860          13,252              25
  South Coast Executive Center                           10,322               3,324          17,212              31
  Harbor Corporate Park                                      --               2,191           5,784             324
Northern California:
  AT&T Center                                                --              32,946          75,720           1,439
  Sunnyvale Research Plaza                                   --               5,082          11,191             153
  San Jose Orchard Business Park - A                     40,850(3)            3,859           3,155              21
  San Jose Orchard Business Park - B                         --               8,753           7,155              60
  Orchard Center                                             --               6,051           4,945              32
  Orchard Office Center                                      (3)              6,134           5,014              31
  Orchard Center II                                          (3)             13,658          11,164              69
  Orchard Rincon Center                                      (3)             12,464          10,188              63
  Orchard Bayshore Center                                    (3)             17,545          14,342              88
  Rio Robles                                                 --              16,655          29,598              80
Southeast Denver:
  The Quorum                                                 --               1,299           7,887              90
  Quebec Center                                              --               1,423           5,659             101
  Greenwood Center                                           --                 289           6,619              48
  Quebec Court I & II                                        --               2,368          19,819             272

                                            Gross Amount at Which
                                         Carried at Close of Period
                                       ------------------------------
(In thousands)                                 Buildings and           Accumulated     Date of        Year of
Properties                              Land   Improvements    Total   Depreciation  Construction   Acquisition
---------------------------------------------------------------------------------------------------------------
Downtown Washington, D.C.:
  International Square (1)             69,651   $101,151      170,802     46,384    1977,1979,1982     1993
  1730 Pennsylvania Avenue, N.W.        2,196     23,035       25,231      7,818         1972          1993
  2550 M Street, N.W.                   2,340     15,077       17,417      6,904         1978          1993
  1775 Pennsylvania Avenue, N.W.           --     19,869       19,869      1,464         1975          1994
  Presidential Plaza                    1,985     14,895       16,880      4,964         1986          1993
  1747 Pennsylvania Avenue, N.W.        1,636     11,572       13,208      4,800         1970          1993
  1255 23rd Street                     10,793     43,464       54,257     13,650         1983          1993
  2445 M Street                         4,530     36,679       41,209      9,834         1986          1993
Virginia:
  Ballston Plaza                        8,250     47,746       55,996      5,566         1991          1994
  Tycon Courthouse                     14,183     32,846       47,029      1,132         1983          1995
  Reston Quadrangle                     8,997     34,704       43,701        982       1987-1989       1996
  Parkway One                           2,010      4,747        6,757        135         1985          1996
Maryland:
  One Rock Spring Plaza                    --     19,246       19,246      1,801         1989          1995
Southern California:
  Plaza PacifiCare                      3,493      6,448        9,941        138         1986          1996
  Katella Corporate Center              2,671      4,399        7,070         82         1982          1996
  Warner Center                        16,490     35,414       51,904        723       1981-1985       1996
  Scenic Business Park                  2,469      4,674        7,143        199         1985          1996
  Del Mar Corporate Center              2,860     13,277       16,137         35         1986          1996
  South Coast Executive Center          3,324     17,243       20,567         --         1987          1996
  Harbor Corporate Park                 2,191      6,108        8,299        189         1987          1996


Northern California:
  AT&T Center                          32,946     77,159      110,105      6,103         1988          1996
  Sunnyvale Research Plaza              5,082     11,344       16,426        175         1985          1996
  San Jose Orchard Business Park - A    3,859      3,176        7,035         14         1981          1996
  San Jose Orchard Business Park - B    8,753      7,215       15,968         31         1979          1996
  Orchard Center                        6,051      4,977       11,028         23         1980          1996
  Orchard Office Center                 6,134      5,045       11,179         21         1981          1996
  Orchard Center II                    13,658     11,233       24,891         44         1980          1996
  Orchard Rincon Center                12,464     10,251       22,715         61         1984          1996
  Orchard Bayshore Center              17,545     14,430       31,975         81         1984          1996
  Rio Robles                           16,655     29,678       46,333        123         1985          1996
Southeast Denver:
  The Quorum                            1,299      7,977        9,276        173         1975          1996
  Quebec Center                         1,423      5,760        7,183        111         1985          1996
  Greenwood Center                        289      6,667        6,956        116         1982          1996
  Quebec Court I & II                   2,368     20,091       22,459        562       1979/1980       1996


                                                                                                    Gross Amount at Which
                                                        Initial Cost                              Carried at Close of Period
                                                   ----------------------  Costs Capitalized  --------------------------------
(In thousands)                                              Buildings and  Subsequent to                Buildings and
Properties                    Encumbrances         Land     Improvements   Acquisition(4)       Land     Improvements    Total
--------------------------------------------------------------------------------------------------------------------------------

  Harlequin Plaza                    --            4,746       21,344          401              4,746       21,745       26,491
  Quorum Land                        --              484           --           18                502           --          502
  Panorama Phase II-VII (7)          --            6,503           --          264              6,767           --        6,767
  JD-Edwards (8)                     --            3,006        5,479        1,995              3,006        5,479        8,485
  Panorama I (8)                     --            1,325        6,486           --              1,325        8,481        9,806
  Panorama II-Land                   --            1,844           --        1,574              1,844        1,574        3,418
Suburban Seattle:
  Redmond East                   28,036            6,957       32,390          293              6,957       32,683       39,640
  Redmond Hilltop-Land               --            2,511           --           82              2,593           --        2,593
Suburban Chicago:
  Parkway North I                29,250            3,727       29,146          508              3,727       29,654       33,381
  Parkway North III & IV             --            4,304       34,390          658              4,304       35,048       39,352
  Unisys                             --            6,387       45,111           15              6,387       45,126       51,513
  Parkway North III-Land             --            8,810           --          823              9,633           --        9,633
Austin, Texas:
  Balcones                           --              949        7,649           38                949        7,687        8,636
  Great Hills                        --            1,680       13,545          403              1,680       13,948       15,628
  Park North                         --            1,671       13,471           85              1,671       13,556       15,227
  Setting I, II & III                --            1,718       13,854          735              1,718       14,589       16,307
  First State Bank                9,630            1,985       19,977          490              1,985       20,467       22,452
  Littlefield Complex                --              967        9,736          171                967        9,907       10,874
  Norwood Tower                      --              851        8,570          268                851        8,838        9,689
  Riata-Land                         --           10,121           --          492             10,613           --       10,613
  Setting IV & V-Land                --            1,890           --          248              2,138           --        2,138
  Aubrey Smith (7)                   --               30           --           --                 30           --           30
Dallas, Texas:
  Greyhound                          --            1,312        7,999           72              1,312        8,071        9,383
  Search Plaza                       --            1,822       13,362           23              1,822       13,385       15,207
Phoenix, Arizona:
  Camelback Lakes                    --            5,476       21,365           28              5,476       21,393       26,869
  Pointe Corridor IV             13,731            2,396       12,580           22              2,396       12,602       14,998
Suburban Atlanta:
  Veridian                           --            2,730       13,308           25              2,730       13,333       16,063
  Century Springs West           22,022(5)         1,642        7,646          134              1,642        7,780        9,422
  Glenridge                          (5)           1,423        4,870           11              1,423        4,881        6,304
  Crestwood                          (5)           1,423        7,306           14              1,423        7,320        8,743
  Midori                             --            1,802        6,715           13              1,802        6,728        8,530
  Spalding Triangle                  --            1,365        5,449           19              1,365        5,468        6,833
  Summit                             --            2,237       15,027           28              2,237       15,055       17,292
  Holcomb Place                      --            1,419        4,574           10              1,419        4,584        6,003
  DeKalb Tech                        --            1,090        7,662           25              1,090        7,687        8,777
  Parkwood                           (5)           2,080       12,678           26              2,080       12,704       14,784
  Lakewood                           (5)           1,040        6,789           26              1,040        6,815        7,855
  Spalding Ridge (8)                 --            1,550        4,950        3,515              1,550        8,465       10,015
South Florida:
  Lake Wyman Plaza                   --            3,003       10,475           75              3,003       10,550       13,553
                              ---------        ---------    ---------    ---------          ---------    ---------    ---------
Total                         $ 440,449          394,871    1,099,056       46,071            396,798    1,143,200    1,539,998
                              =========        =========    =========    =========          =========    =========    =========

(In thousands)                             Accumulated     Date of       Year of
Properties                                Depreciation  Construction   Acquisition
---------------------------------------------------------------------------------

  Harlequin Plaza                              571         1981           1996
  Quorum Land                                   --          N/A           1996
  Panorama Phase II-VII (7)                     --          N/A           1996
  JD-Edwards (8)                                --          N/A           1996
  Panorama I (8)                                --          N/A           1996
  Panorama II-Land                              --          N/A           1996
Suburban Seattle:
  Redmond East                                 890       1988-1992        1996
  Redmond Hilltop-Land                          --          N/A           1996
Suburban Chicago:
  Parkway North I                              603       1986-1989        1996
  Parkway North III & IV                     1,021       1986-1989        1996
  Unisys                                        62       1984-1985        1996
  Parkway North III-Land                        --          N/A           1996
Austin, Texas:
  Balcones                                     130         1985           1996
  Great Hills                                  265         1985           1996
  Park North                                   217         1981           1996
  Setting I, II & III                          282         1985           1996
  First State Bank                             290       1980/1995        1996
  Littlefield Complex                          186       1910/1980        1996
  Norwood Tower                                150       1929/1982        1996
  Riata-Land                                    --          N/A           1996
  Setting IV & V-Land                           --          N/A           1996
  Aubrey Smith (7)                              --          N/A           1996
Dallas, Texas:
  Greyhound                                     34         1962           1996
  Search Plaza                                  19         1985           1996
Phoenix, Arizona:
  Camelback Lakes                               31         1982           1996
  Pointe Corridor IV                            26         1990           1996
Suburban Atlanta:
  Veridian                                      41         1976           1996
  Century Springs West                          39         1982           1996
  Glenridge                                     26         1986           1996
  Crestwood                                     36         1986           1996
  Midori                                        28         1989           1996
  Spalding Triangle                             19         1988           1996
  Summit                                        66         1986           1996
  Holcomb Place                                 21         1982           1996
  DeKalb Tech                                   26         1985           1996
  Parkwood                                      62         1985           1996
  Lakewood                                      33         1985           1996
  Spalding Ridge (8)                            --          N/A           1996
South Florida:
  Lake Wyman Plaza                              45         1988           1996
                                          --------
Total                                      119,657
                                          ========

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

December 31, 1996


    Depreciation and amortization of the investment in building and improvements reflected in the statements of operations are calculated over the estimated lives of the assets as follows:


--------------------------------------------------------------------------------

Base Building                        30 to 50 years
Building components                  7 to 20 years
Tenant improvements                  Terms of leases or useful lives,
                                      whichever is shorter
Furniture, fixtures and equipment    5 to 15 years

    The aggregate cost for federal income tax purposes was approximately $1,375,987 at December 31, 1996.

    The changes in total real estate assets and accumulated depreciation and amortization for the three years ended December 31, 1996, 1995, and 1994 are as follows:

                                   1996       1995       1994
--------------------------------------------------------------------------------

Total Real Estate Assets
Balance, beginning of period    $  480,589   429,537    286,764
  Acquisitions                   1,050,227    65,783    132,414(6)
  Improvements                      20,536     3,029     11,715
  Retirements and write-offs       (11,354)  (17,760)    (1,356)
                                ----------   -------    -------
                                $1,539,998   480,589    429,537
                                ==========   =======    =======

Accumulated Depreciation
Balance, beginning of period     $  98,873    88,408     71,194
  Depreciation for the period       32,078    10,465     18,502(6)
  Retirements and write-offs       (11,294)       --     (1,288)
                                ----------   -------    -------
                                $  119,657    98,873     88,408
                                ==========   =======    =======


-------------------------------------------------------------------------------
Notes:
(1) Represents 3 properties: 1850 K Street, N.W., 1875 Eye Street, N.W., and 1825 Eye Street, N.W.
(2) Consists of four loans secured by International Square, 1730 Pennsylvania Avenue & 1255 23rd Street.
(3) Secured by San Jose Orchard Business Park-A, Orchard Office Center, Orchard Center II, Orchard Rincon Center & Orchard Bayshore Center.
(4)      Costs capitalized are offset by retirements and write-offs.
(5)      Secured by Century Springs West, Glenridge, Crestwood, Lakewood and
         Parkwood.
(6) Includes the effect of consolidating 2445 M Street, NW, effective January 1, 1994.
(7)      Represents cost of options to acquire land for future development.
(8)      Under construction as of December 31, 1996.