Form 10-Q
period 1997-03-31
CARRAMERICA REALTY CORP
filed 1997-05-15
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED March 31, 1997


                           COMMISSION FILE NO. 1-11706


                         CARRAMERICA REALTY CORPORATION
--------------------------------------------------------------------------------


            Maryland                                52-1796339
--------------------------------      ------------------------------------------
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


            Number of shares outstanding of each of the registrant's
                  classes of common stock, as of May 15, 1997:

               Common Stock, par value $.01 per share: 57,047,297
--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                 YES        X               NO
                      -----------               -----------

                                      Index


                                                                                       Page
                                                                                       ----
Part I: Financial Information

Item 1.  Financial Statements

          Condensed consolidated balance sheets of CarrAmerica Realty
          Corporation and subsidiaries as of March 31, 1997 (unaudited) and
          December 31, 1996..............................................................4

          Condensed consolidated statements of operations of CarrAmerica Realty
          Corporation and subsidiaries for the three months ended March 31, 1997 and 1996 (unaudited)...........................................................5

          Condensed consolidated statements of cash flows of CarrAmerica Realty
          Corporation and subsidiaries for the three months ended March 31, 1997 and 1996 (unaudited)...........................................................6


         Notes to condensed consolidated financial statements......................7 to 12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................13 to 21


Part II: Other Information

Item 1.  Legal Proceedings .............................................................22

Item 2.  Changes in Securities..........................................................22

Item 3.  Defaults Upon Senior Securities................................................22

Item 4.  Submission of Matters to a Vote of Security Holders............................22

Item 5.  Other Information .............................................................22

Item 6.  Exhibits and Reports on Form 8-K...............................................22

                                     Part I


Item 1.  Financial Information

         The information furnished in the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

         The aforementioned financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                   As of March 31, 1997 and December 31, 1996
--------------------------------------------------------------------------------

(In thousands, except share amounts)


                                                                                    March 31,     December 31,
                                                                                      1997           1996
                                                                                   -----------    -----------
Assets                                                                             (unaudited)
Rental property (note 2):
   Land                                                                            $   393,606        356,797
   Buildings                                                                         1,169,160      1,017,313
   Tenant improvements                                                                 107,144         99,760
   Furniture, fixtures, and equipment                                                    2,185          2,128
                                                                                   -----------    -----------
                                                                                     1,672,095      1,475,998
   Less - accumulated depreciation                                                    (133,559)      (119,657)
                                                                                   -----------    -----------
   Total rental property                                                             1,538,536      1,356,341

Land held for development                                                               36,480         32,277
Construction in progress                                                                55,183         31,723
Cash and cash equivalents                                                               27,448         27,637
Restricted cash and cash equivalents (note 2)                                            7,749          8,229
Accounts and notes receivable                                                           14,324         11,899
Investments                                                                             14,142         13,524
Accrued straight-line rents                                                             25,331         23,810
Tenant leasing costs, net                                                               16,777         13,499
Deferred financing costs, net                                                            4,254          3,800
Prepaid expenses and other assets, net                                                  17,092         13,825
                                                                                   -----------    -----------
                                                                                   $ 1,757,316      1,536,564
                                                                                   ===========    ===========
Liabilities, Minority Interest, and Stockholders' Equity
Liabilities:
   Mortgages and credit facilities (note 2)                                            735,060        655,449
   Accounts payable and accrued expenses                                                37,092         32,657
   Rent received in advance and security deposits                                       14,355         10,383
                                                                                   -----------    -----------
     Total liabilities                                                                 786,507        698,489

Minority interest (note 3)                                                              54,797         50,597

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 15,000,000 shares, 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred stock issued and outstanding at March 31, 1997 and December 31, 1996 with an aggregate
     liquidation preference of $43.5 million                                                17             17
   Common stock, $.01 par value, authorized 90,000,000
     shares, issued and outstanding 48,777,835 shares
     at March 31, 1997 and 43,789,073 shares at
     December 31, 1996                                                                     487            438
   Additional paid in capital                                                          974,662        837,355
   Cumulative dividends in excess of net income                                        (59,154)       (50,332)
                                                                                   -----------    -----------
     Total stockholders' equity                                                        916,012        787,478


                                                                                   -----------    -----------
                                                                                   $ 1,757,316      1,536,564
                                                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 1997 and 1996

--------------------------------------------------------------------------------




(Unaudited and in thousands, except per common share amounts)


                                                                  1997        1996
                                                                --------    --------

Real estate operating revenue: Rental revenue (note 4):
      Minimum base rent                                         $ 56,525      21,913
      Recoveries from tenants                                      6,949       2,035
      Parking and other tenant charges                             2,815       1,402
                                                                --------    --------
         Total rental revenue                                     66,289      25,350
   Real estate service income                                      4,178       2,726
                                                                --------    --------
         Total revenue                                            70,467      28,076
                                                                --------    --------

Real estate operating expenses:
   Property operating expenses:
      Operating expenses                                          17,266       6,231
      Real estate taxes                                            6,377       2,760
   Interest expense                                               11,257       6,532
   General and administrative                                      5,156       2,748
   Depreciation and amortization                                  15,916       5,484
                                                                --------    --------
         Total operating expenses                                 55,972      23,755
                                                                --------    --------

         Real estate operating income                             14,495       4,321
                                                                --------    --------

Other operating income (expense):
   Interest income                                                   542         306
   Equity in earnings (losses) of unconsolidated partnerships        (61)         98
                                                                --------    --------
         Total other operating income                                481         404
                                                                --------    --------
         Net operating income before minority interest            14,976       4,725

 Minority interest (note 3)                                       (1,717)     (1,390)
                                                                --------    --------

         Net income                                             $ 13,259       3,335
                                                                ========    ========

         Net income per common share                            $   0.26        0.25
                                                                ========    ========


See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1996

--------------------------------------------------------------------------------



(Unaudited and in thousands)


                                                                             1997         1996
                                                                           ---------    ---------
  Cash flows from operating activities:
   Net income                                                              $  13,259        3,335
                                                                           ---------    ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                           15,916        5,484
      Minority interest in income                                              1,717        1,390
      Loss on write off of assets                                                211         --
      Equity in (earnings) losses of unconsolidated partnerships                  61          (91)
      (Increase) decrease in accounts receivable                              (2,425)         530
      Increase in accrued straight-line rents                                 (1,521)        (164)
      Additions to tenant leasing costs                                       (4,069)        (282)
      Increase in prepaid expenses and other assets                           (3,889)      (1,108)
      Increase (decrease) in accounts payable and accrued expenses             4,435       (2,416)
      Increase in rent received in advance and security deposits               3,972        2,323
                                                                           ---------    ---------
         Total adjustments                                                    14,408        5,666
                                                                           ---------    ---------
         Net cash provided by operating activities                            27,667        9,001
                                                                           ---------    ---------

Cash flows from investing activities:
   Acquisitions of property                                                 (135,379)    (168,156)
   Additions to rental property                                               (7,232)        (969)
   Additions to land held for development                                     (6,340)        --
   Additions to construction in process                                      (31,128)        --
   Investments in unconsolidated partnerships                                   (608)        (568)
   Acquisition of minority interest                                             --             (3)
   Distributions from unconsolidated partnerships                                 54            7
   Decrease in restricted cash and cash equivalents                              480          193
                                                                           ---------    ---------
         Net cash used by investing activities                              (180,153)    (169,496)
                                                                           ---------    ---------

Cash flows from financing activities:
   Net proceeds from sale of common stock                                    136,111         --
   Net proceeds from exercise of options                                       1,219         --
   Net borrowings on line of credit                                           55,000      180,000
   Dividends paid                                                            (22,081)      (5,914)
   Repayment of mortgages payable                                            (14,589)        (417)
   Additions to deferred financing costs                                      (1,007)        (361)
   Loan to investment venture                                                   (125)        --
   Distributions to minority interest                                         (2,231)      (1,797)
                                                                           ---------    ---------
         Net cash provided by financing activities                           152,297      171,511
                                                                           ---------    ---------
         Increase (decrease) in unrestricted cash and cash equivalents          (189)      11,016
Unrestricted cash and cash equivalents, beginning of the period               27,637        9,217
                                                                           ---------    ---------
Unrestricted cash and cash equivalents, end of the period                  $  27,448       20,233
                                                                           =========    =========

  Supplemental disclosure of cash flow information:

     Cash paid for interest, net of capitalized interest
        of $1,670 and $226 for the three months ended
        March 31, 1997 and 1996, respectively                              $  11,181       6,417
                                                                           =========    =========

    During the three month period ended March 31, 1997, the Company assumed
        $39.2 million of mortgages payable and issued $4.7 million of Units in connection with acquisitions of office properties and land held for development.

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------



 (1)     Organization, Business and Summary of Significant Accounting Policies

         (a)      Organization and Business

                  CarrAmerica Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust (REIT), organized under the laws of Maryland, which owns, develops, acquires and operates office buildings located primarily in thirteen suburban markets across the United States.

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

                      Base building....................   30 to 50 years
                      Building components..............   7 to 20 years
                      Tenant improvements..............   Terms of the leases or
                                                           useful lives,
                                                           whichever is shorter
                      Furniture, fixtures and
                         equipment.....................   5 to 15 years

                  Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

                  The Company reviews its rental property, and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the Company amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------

         (e)      Development Property

                  Land held for development and construction in progress are carried at cost. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of the property.

         (f)      Tenant Leasing Costs

                  Fees and costs incurred in the successful negotiation of leases have been deferred and are being amortized on the straight-line basis over the terms of the respective leases.

         (g)      Deferred Financing Costs

                  Deferred financing costs include fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective loans on a basis which approximates the interest method.

         (h)      Real Estate Service Contracts and Other Intangible Assets

                  Real estate service contracts and other intangible assets, represent the purchase price of net assets of real estate service operations acquired and are amortized on the straight-line basis over the expected lives of the respective real estate service contracts. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment loss, if any, is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are not achieved.

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

                  Certain consolidated subsidiaries, organized as partnerships, of the Company are subject to District of Columbia franchise tax. Other consolidated subsidiaries file separate tax returns and are subject to federal and state income taxes. Income taxes are accounted for using the asset and liability method of accounting. These taxes are recorded as general and administrative expenses in the accompanying condensed consolidated financial statements.

         (k)      Per Share Data

                  The computation of earnings per share in each year is based upon the weighted average number of common shares outstanding. When dilutive, stock options and Units are included as share equivalents. The weighted average number of shares used in computing earnings per share was 47,476,503, including 5,200,940 Units which are considered common stock equivalents, and 13,574,715 for the three month periods ended March 31, 1997 and 1996, respectively. Net income used in the computations for the three months ended March 31, 1997 was reduced by cumulative preferred dividends of $761 thousand.

         (l)      Cash Equivalents

                  For the purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.



(2)      Mortgages and Credit Facilities


         The Company's mortgages payable and credit facilities are summarized as follows (in thousands):

                                             March 31,        December 31,
                                               1997              1996
                                             --------         -----------

         Fixed rate mortgages                $465,060           440,449
         Unsecured credit facility            184,000           215,000
         Secured credit facility               86,000              --
                                             ========          ========
                                             $735,060           655,449
                                             ========          ========

         Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from February 1999 through July 2019. The weighted average interest rates were 8.3%

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------

         and 8.1% at March 31, 1997 and December 31, 1996, respectively. As required by the lender, a mortgage payable of $27.96 million at March 31, 1997 is specifically held at the subsidiary level by Carr Redmond Corporation, a wholly-owned subsidiary of the Company, which owns the Redmond East office campus.

         The Company also has a $325.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. The credit facility bears interest, as selected by the Company, at either (i) the higher of the prime rate or the sum of .25 percent (.5 percent at December 31, 1996) plus the Federal Funds Rate for such day or (ii) an interest rate equal to 1.375 percent (1.75 percent at December 31, 1996) above the London Interbank Offered Rate (LIBOR). The credit facility matures in July 1998, with an option to extend for one year.

         The Company also has a $150.0 million secured credit facility with Morgan, as agent for a group of banks, bearing interest, as selected by the Company, at either (i) the higher of the prime rate or the sum of .5 percent plus the Federal Funds Rate for such day or (ii) an interest rate equal to 1.625 percent above LIBOR. The credit facility is secured by certain rental properties and matures in July 1997 with two six-month options to extend.

         The annual maturities of debt at March 31, 1997 are summarized as follows:

                        (in thousands)
                        1997                 $ 89,517
                        1998                  190,750
                        1999                   33,062
                        2000                   41,503
                        2001                   70,723
                        Thereafter            309,505
                                             --------
                                             $735,060
                                             ========


         Restricted cash and cash equivalents primarily consist of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

(3)      Minority Interest

         In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing dividend paying Units and non-dividend paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-dividend paying Units are not entitled to any distributions until they automatically convert into dividend paying Units at various dates in the future. Each dividend paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a dividend paying Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the three month period ended March 31, 1997, 60,192 dividend paying Units, of Carr Realty, L.P. or CarrAmerica Realty, L.P., respectively, were redeemed for common stock of the Company.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------
         The following table sets forth the common stock and preferred stock of the Company and the operating partnership Units:

        (in thousands)                       CarrAmerica          CarrAmerica
                                               Realty               Realty
                                            Corporation's        Corporation's         Dividend         Non-Dividend
                                            Common Shares      Preferred Shares      Paying Units       Paying Units
                                             Outstanding          Outstanding         Outstanding        Outstanding
                                          ------------------   ------------------   ----------------   ----------------
        Outstanding as of:
            March 31, 1997                      48,778                1,740                5,085                540
            December 31, 1996                   43,789                1,740                4,940                540
                                          ==================   ==================   ================   ================

        Weighted average for the
        three months ended March 31:
            1997                                47,254                1,740                4,938                540
            1996                                13,524                   --                3,992                668
                                          ==================   ==================   ================   ================

         Minority interest in the accompanying condensed consolidated financial statements relates primarily to holders of Units.

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

(5)      New Accounting Pronouncements

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.
         128), which supersedes APB No. 15 for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. Primary EPS and Fully Diluted EPS are replaced by Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         On a pro forma basis, Basic EPS and Diluted EPS per share is as follows:


                                        Three Months
                                       Ended March 31,
                                       ---------------
                                       1997       1996
                                       ----       ----
                     Basic EPS         $0.26      0.25
                     Diluted EPS       $0.26      0.25


(6)      Subsequent Events

         From April 1, 1997 to May 14, 1997, the Company acquired 16 operating office buildings, totaling approximately 1.4 million square feet, and land that will support the development of up to 1.1 million square feet of additional office space. The total purchase price for the properties and land was approximately $167 million. The purchase of the properties was financed by the assumption of $5 million in debt, the issuance of $13 million in Units by subsidiaries of the Company and payment of approximately $149 million in cash.

         The Company sold its 5% interest in Greystone Square 127 Associates (1776 Eye Street) for $312,000. In addition, the Company received $327,000 for termination of its management and leasing agreement.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------


          On April 18, 1997, the Company sold 8,214,285 shares of Common Stock at $26.375 per share. The net proceeds of $209 million derived from the sale were used to acquire properties and to repay amounts outstanding on the Company's revolving credit facilities.

          At the Company's Annual Meeting of Stockholders on May 8, 1997, the stockholders approved the Company's 1997 Stock Option and Incentive Plan (the "Plan") which has been established for the purpose of attracting and retaining executive officers and other key employees. The Company has 3,000,000 shares of common stock reserved for issuance under the Plan. As of May 8, 1997, an aggregate of 861,500 options had been granted under the Plan to 43 employees.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the Condensed Consolidated Financial Statements of CarrAmerica Realty Corporation and subsidiaries (the Company) as of March 31, 1997 and December 31, 1996, and for the three months ended March 31, 1997 and 1996. This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature.


Results of Operations - Three Months Ended March 31, 1997 and 1996

Real Estate Operating Revenue

         Total real estate operating revenue increased $42.4 million, or 151.0%, to $70.5 million for the three months ended March 31, 1997 as compared to $28.1 million for the three months ended March 31, 1996. The increase in revenue was primarily attributable to a $40.9 million and a $1.5 million increase in rental revenue and real estate service revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions since the first quarter of 1996 which contributed approximately $41.0 million of additional rental revenue in the three month period ended March 31, 1997. Rental revenue from properties that were fully operating throughout both periods decreased by approximately $.1 million as a result of increased vacancies experienced in these properties. Real estate service revenue increased by $1.5 million, or 53.3%, for the three months ended March 31, 1997 to $4.2 million as compared to $2.7 million for the three months ended March 31, 1996, primarily as a result of development fees earned by Carr Development & Construction, Inc., which was acquired by the Company in May 1996.

Real Estate Operating Expenses

         Total real estate operating expenses increased $32.2 million for the three months ended March 31, 1997, or 135.6%, to $56.0 million as compared to $23.8 million for the three months ended March 31, 1996. The net increase in operating expenses was attributable to a $14.7 million increase in property operating expenses, a $4.7 million increase in interest expense, a $2.4 million increase in general and administrative expenses, and a $10.4 million increase in depreciation and amortization. The increase in property operating expenses was primarily attributable to property acquisitions since the first quarter of 1996. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of staff to implement the Company's new business strategy, the addition of approximately $.6 million of general and administrative expenses associated with Carr Development & Construction, Inc., and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

Other Operating Income (Expense)

         Other operating income increased $.1 million for the three months ended March 31, 1997, to $.5 million as compared to $.4 million for the three months ended March 31, 1996, primarily due to an increase in interest income.

Net Income

         Net income of $13.3 million was earned for the three months ended March 31, 1997 as compared to $3.3 million during the three month period ended March 31, 1996. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

Cash Flows

         Net cash provided by operating activities increased $18.7 million, or 207.4%, to $27.7 million for the three months ended March 31, 1997 as compared to $9.0 million for the three months ended March 31, 1996, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $10.7 million, to $180.2 million for the three months ended March 31, 1997 as compared to $169.5 million for the three months ended March 31, 1996, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development and for construction in process. Net cash provided by financing activities decreased $19.2 million to $152.3 million provided for the three months ended March 31, 1997 as compared to $171.5 million used for the three months ended March 31, 1996, primarily as a result of an increase in the dividends paid due to the increase in number of shares outstanding and the repayment in full of a $13.0 million mortgage payable.


Liquidity and Capital Resources

         The Company seeks to create and maintain a capital structure that will enable it to diversify its capital sources and thereby allow the Company to obtain additional capital from a number of different sources, including additional equity offerings of common and/or preferred stock, public and private debt financings, and, when appropriate, asset sales. In order to access the preferred stock and public debt markets at reasonable costs, the Company will need to obtain and maintain an investment grade rating. On May 7, 1997, Duff & Phelps Credit Rating Co. (DCR) assigned its BBB rating to prospective senior unsecured debt offerings of the Company and its BBB- rating to prospective cumulative preferred stock offerings of the Company. The Company is also seeking investment grade ratings from Moody's Investor Service (Moody's) and Standard & Poors (S&P). There can be no assurance, however, that the Company will be successful in obtaining such an investment grade rating from Moody's or S&P. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, to continue debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties and land, and to pay for construction in progress.

         On April 18, 1997, the Company used the proceeds from its offering of common stock to repay $185 million outstanding under its unsecured revolving line of credit (the "unsecured facility") and $20 million outstanding under its secured line of credit (the "secured facility"). This reduced the Company's debt outstanding to $99 million under the unsecured facility and $66 million under the secured facility. The Company has drawn $57 million on the unsecured facility and $20 million on the secured facility between April 19, 1997 and May 14, 1997. As a result, the remaining availability under the unsecured and secured facilities was $169.0 and $3.0 million, respectively, as of May 14, 1997, to acquire properties.

         The Company's total indebtedness at March 31, 1997 was $735.1 million, of which $270.0 million, or 36.7%, had a LIBOR-based floating interest rate. The Company's fixed rate indebtedness had a weighted average interest rate of 8.3% and had a weighted average term to maturity of 5.7 years. Based upon the Company's total market capitalization at March 31, 1997 of $2.461 billion (the stock price was $30.75 per share and the total shares/Units outstanding were 56,142,423), the Company's debt represented 29.9% of its total market capitalization.

         The Company will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. With respect to major capital projects, the Company is planning a renovation of a 327,000 square foot property in Denver during 1997 which will cost $2.0 million, or approximately $5.00 per square foot. During 1997, the Company is also completing renovations of several garages in its downtown Washington, D.C. portfolio totaling approximately $1.7 million. The Company intends to use cash flow from operations and its unsecured facility to meet its working capital needs for its existing portfolio of operating assets.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------


         The Company will also require a substantial amount of capital for development projects currently underway and planned for the future. The Company currently has a total of six development projects underway, one of which the Company intends to sell to a third party upon completion of construction pursuant to an existing contract. These projects are expected to require a total investment by the Company of $115 million, with $108 million expected to be invested in the five properties the Company intends to own and operate upon completion of construction. Since March 31, 1997 the Company has placed one development project into service and begun construction on two properties. The Company intends to use cash flow from operations and its unsecured facility and secured facility to meet its working capital needs for its development projects underway.

         The Company's estimates regarding capital expenditures set forth above are forward-looking information representing the Company's best estimates based on currently available information. As with any estimates, they are based on a number of assumptions, any of which, if unrealized, could adversely affect the accuracy of the estimates. These assumptions include that (i) the Company experiences tenant retention rates consistent with its expectations, (ii) the supply/demand characteristics for office space in the Company's target markets do not vary materially from the Company's expectations, (iii) leasing commissions associated with obtaining new tenants or retaining existing tenants are consistent with the Company's past experience and future expectations, and
(iv) the Company does not acquire operating office properties in the future that require unforeseen substantial renovations.

         Net cash provided by operating activities was $27.7 million for the three months ended March 31, 1997, compared to $9.0 million for the three months ended March 31, 1996. The increase in net cash provided by operating activities was primarily as a result of acquisitions made by the Company. The Company's investing activities used approximately $180.2 million and $169.5 million for the three months ended March 31, 1997 and 1996, respectively. The Company's investment activities included the acquisitions of office buildings and land held for future development and additions to construction in process of approximately $172.8 million for the three months ended March 31, 1997, as compared to $168.2 million in acquisitions during the same period in 1996. Additionally, the Company invested approximately $7.2 million and $1.0 million in its existing real estate assets for the three months ended March 31, 1997 and 1996, respectively. Net of distributions to the Company's shareholders and minority interests, the Company's financing activities provided net cash of $176.6 million and $179.2 million for the three months ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997, the Company raised $136.1 million through the sale of common stock which was used to repay $101.0 million of its unsecured facility and to fund acquisitions. For the three months ended March 31, 1997, the Company's borrowings were approximately $55.0 million to provide adequate capital for the Company's investing activities.

         Rental revenue and real estate service revenue have been the principal sources of capital to fund the Company's operating expenses, debt service and capital expenditures, excluding nonrecurring capital expenditures. The Company believes that rental revenue and real estate service revenue will continue to provide the necessary funds for its operating expenses and debt service. The Company expects to fund capital expenditures, including tenant concession packages and building renovations from (a) available funds from operations; (b) existing capital reserves; and (c) if necessary, credit facilities established with third party lenders. If these sources of funds are insufficient, the Company's ability to make expected dividends may be adversely impacted. At March 31, 1997, the Company had cash of $35.2 million, of which $7.7 million was restricted.

         The Company's dividends are paid quarterly. Amounts accumulated for distribution will predominately be invested by the Company in short-term investments that are collateralized by securities of the United States Government or any of its agencies.

         The Company believes that funds from operations is an appropriate measure of the performance of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. In accordance with the final NAREIT White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Funds from

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

operations does not represent net income or cash flows generated from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or the Company's ability to make distributions.

         The following table provides the calculation of the Company's funds from operations (in thousands):



                                                                  Three Months Ended
                                                                        March 31,
                                                               ------------------------

                                                                   1997        1996
                                                                   ----        ----
      Net income before minority interest                       $ 14,976        4,725

      Adjustments to derive funds from operations:
          Add:
             Depreciation and amortization                        15,016        5,171
          Deduct:
             Minority interests' (non Unitholders) share
             of depreciation, amortization and net income           (291)        (395)
                                                                --------       ------
      Funds from operations before allocation to
          the minority Unitholders                                29,701        9,501
      Less:  Funds from operations allocable to the
          minority Unitholders                                    (2,866)      (2,164)
                                                                --------       ------
      Funds from operations allocable
          to CarrAmerica Realty Corporation                     $ 26,835        7,337
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

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Building and Lease Information

         The following table sets forth certain lease related information about each operating property owned by the Company as of March 31, 1997:


                                                  Company's
                                                  Effective         Net
                                                   Property    Rentable Area       Percent
Property                                          Ownership   (square feet)(1)     Leased(2)
---------                                         ---------   ----------------     ---------
Consolidated Properties
SOUTHEAST REGION
Downtown Washington, D.C.:
International Square (3 Properties)                 100.0 %      1,017,511           91.7 %
1730 Pennsylvania Avenue                            100.0          229,492           98.7
2550 M Street                                       100.0          187,931          100.0
1775 Pennsylvania Avenue (3)                        100.0          143,981           99.1
900 19th Street                                     100.0          100,804           77.9
1747 Pennsylvania Avenue                             89.7 (4)      152,119           83.6
1255 23rd Street                                     75.0 (5)      304,538           88.4
2445 M Street                                        74.0 (4)      266,902           90.1

Suburban Washington, D.C.:
One Rock Spring Plaza (3)                           100.0          205,298           93.8
Tycon Courthouse                                    100.0          416,195           99.0
Three Ballston Plaza                                100.0          302,797           99.1
Reston Quadrangle (3 Properties)                    100.0          260,643           99.9
Parkway One                                         100.0           87,842          100.0

Suburban Atlanta:
Veridian (22 Properties)                            100.0          187,842           97.0
Glenridge                                           100.0           64,431           96.0
Century Springs West                                100.0           94,765           98.9
Holcomb Place                                       100.0           72,991          100.0
DeKalb Tech (5 Properties)                          100.0          163,159           87.5
Midori                                              100.0           99,900           96.0
Crestwood                                           100.0           88,186          100.0
Parkwood                                            100.0          151,020           89.2
Lakewood                                            100.0           80,338           98.2
The Summit                                          100.0          178,382          100.0
Spalding Triangle II (3 Properties)                 100.0           82,102          100.0

South Florida:
Lake Wyman Plaza                                    100.0          159,921           97.1
                                                                   -------           ----
         Southeast Region Subtotal                               5,099,090           95.2

PACIFIC REGION
Southern California:
Scenic Business Park (4 Properties)                 100.0          137,436           89.7
Harbor Corporate Park (4 Properties)                100.0          147,263           62.2
Plaza PacifiCare                                    100.0          104,377          100.0
Katella Corporate Center                            100.0           79,917           94.0
Warner Center (12 Properties)                       100.0          342,664           94.4
Del Mar Corporate Plaza (2 Properties)              100.0          123,142          100.0
South Coast Executive Center (2 Properties)         100.0          161,301           95.3
Wateridge Pavilion                                  100.0           62,194          100.0
Warner Premier                                      100.0           61,553          100.0

Northern California:
AT&T Center (6 Properties)                          100.0          949,281          100.0
Sunnyvale Research Plaza (3 Properties)             100.0          126,000          100.0
Rio Robles (7 Properties)                           100.0          368,178          100.0
San Jose Orchard Business Park - B (6 Properties)   100.0          166,928          100.0
Orchard Bayshore Center (2 Properties)              100.0          195,249          100.0
Orchard Rincon Centre (3 Properties)                100.0          201,178          100.0

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------


                                                    Company's
                                                    Effective         Net
                                                    Property     Rentable Area      Percent
Property                                            Ownership    (square feet)(1)   Leased(2)
--------                                            ---------    ----------------   ---------
Orchard Office Centre II (4 Properties)               100.0          212,082           62.4
Orchard Office Centre (2 Properties)                  100.0           68,731          100.0
Orchard Centre (2 Properties)                         100.0          102,291          100.0
San  Jose   Orchard   Business   Park  -  A           100.0           67,784          100.0
(2 Properties)
3745 North First Street                               100.0           67,582           52.6
Mission Plaza (2 Properties)                          100.0          102,687          100.0
Fortran (4 Properties)                                100.0          299,233          100.0

Suburban Portland:
RadiSys                                               100.0           80,525          100.0

Suburban Seattle:
Redmond East (10 Properties)                          100.0          398,977           99.9
                                                                     -------           ----
         Pacific Region Subtotal                                   4,626,553           97.5


CENTRAL REGION
Austin, Texas:
Norwood Tower                                         100.0          111,992           77.0
Littlefield Complex (2 Properties) (3)                100.0          126,523           54.3
First State Bank Tower                                100.0          258,113           72.8
Great Hills Plaza                                     100.0          135,333          100.0
Balcones Center                                       100.0           75,761           83.5
Park North (2 Properties)                             100.0          132,778           98.7
The Settings (3 Properties)                           100.0          136,183           95.3

Suburban Chicago:
Parkway North (2 Properties)                          100.0          508,778           91.1
Unisys (2 Properties)                                 100.0          353,969           91.4
The Crossings (2 Properties)                          100.0          296,231           95.9
Bannockburn I & II (2 Properties)                     100.0          208,317           94.0

Suburban Dallas:
Greyhound                                             100.0           92,890          100.0
Search Plaza                                          100.0          151,048           95.7
Quorum North                                          100.0          117,790           81.4
Quorum Place                                          100.0          176,562           94.9
Cedar Maple (3 Properties)                            100.0          112,177           94.0
                                                                     -------           ----
         Central Region Subtotal                                   2,994,445           89.3

MOUNTAIN REGION
Southeast Denver:
Harlequin Plaza (2 Properties)                        100.0          323,186           98.0
Quebec Court I & II (2 Properties)                    100.0          285,829          100.0
The Quorum (2 Properties)                             100.0          123,876           79.5
Greenwood Center                                      100.0           75,866           94.2
Quebec Center (3 Properties)                          100.0          106,791           91.7
Panorama Corporate Center I                           100.0          100,619           96.4

Suburban Phoenix:
Camelback Lakes (2 Properties)                        100.0          200,453           90.7
Pointe Corridor IV                                    100.0          178,373           92.8
                                                                     -------           ----
         Mountain Region Subtotal                                  1,394,993           94.8
                                                                   ---------           ----

TOTAL CONSOLIDATED PROPERTIES:                                    14,115,081
                                                                  ----------
WEIGHTED AVERAGE                                                                       94.7 %
                                                                                       ----

           Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company

--------------------------------------------------------------------------------



                                                  Company's
                                                  Effective          Net
                                                   Property     Rentable Area       Percent
Property                                          Ownership    (square  feet)(1)    Leased(2)
--------                                          ---------    -----------------    ---------

Unconsolidated Properties
Downtown Washington, D.C.:
AARP Headquarters                                   24.0(6)         477,187            99.1
Bond Building                                       15.0(7)         162,097           100.0
Willard Office/Hotel                                 5.0(8)         242,787            91.9
1776 Eye Street                                      5.0(4)         212,774            92.3

Suburban Washington, D.C.:
Booz-Allen & Hamilton Building                      50.0(9)         222,989           100.0
                                                                  ---------           -----

TOTAL UNCONSOLIDATED PROPERTIES:                                  1,317,834
                                                                  ---------
WEIGHTED AVERAGE                                                                       97.5%
                                                                                      -----

ALL OPERATING PROPERTIES
TOTAL:                                                           15,432,915
                                                                 ==========
WEIGHTED AVERAGE                                                                       94.9%
                                                                                       ====

----------------------
(1) Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of March 31, 1997.
(3) The Company owns the improvements on the property and has a leasehold interest in all or a portion of the underlying land.
(4) The Company holds a general and/or limited partner interest in a partnership that owns the property.
(5) The Company holds a 50% joint venture interest in the joint venture that owns this property and a 50% joint venture interest in another joint venture, which holds the remaining 50% interest in the joint venture that owns the property. As a result of preferential rights to annual distributions from another venture, the Company will receive distributions of less than 75% (but in no event less than 50%) of the total amount distributed with respect to this property in each year until the preferential distribution requirements are satisfied, but will receive 100% of any subsequent distributions during the year until its aggregate distributions equal 75% of the cumulative distributions with respect to the property since inception of the partnership. Thereafter, the Company will receive 75% of the distributions made during the year with respect to the property. Upon sale of the property, the Company will receive 75% of the distributions until the Company receives its preference amount, 50% until the remaining venturer receives its preference amount, and 75% of the distributions thereafter.
(6) The Company holds an effective 24% interest in the property by virtue of a 48% general partner interest in a partnership that owns a 50% general partner interest in the property.
(7) The Company holds an effective 15% interest in the property by virtue of a 30.6% limited partner interest in a partnership that has a 49% limited partner interest in the property.
(8) The Company holds an effective 5% interest in the property by virtue of a 7.85% limited partner interest in a partnership that owns a 63.7% limited partner interest in the property. The partnership in which the Company holds an interest owns the improvements on the property and has a leasehold interest in the underlying land.
(9) The Company holds a 50% joint venture interest, and is the managing partner.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         The following table sets forth a schedule of lease expirations for executed leases as of March 31, 1997, for each of the 10 years beginning with 1997, for the 179 operating properties consolidated for financial statement purposes, assuming that no tenants exercise renewal options:



                                                                Percent of Total
           Year of                    Net Rentable Area      Leased Square Footage
            Lease                    Subject to Expiring         Represented by
          Expiration                Leases (Square Feet)        Expiring Leases*
       -----------------            ----------------------   -----------------------
            1997                         1,456,786                 10.9%
            1998                         2,319,318                 17.4
            1999                         1,467,421                 11.0
            2000                         1,543,380                 11.5
            2001                         1,697,268                 12.7
            2002                         1,220,309                  9.1
            2003                         1,035,823                  7.8
            2004                           412,703                  3.1
            2005                           524,345                  3.9
            2006 and thereafter          1,686,734                 12.6


* Excludes 750,994 square feet of space vacant as of March 31, 1997.


         The following table sets forth certain lease-related information for the consolidated operating properties presented in order to show downtown Washington, D.C. operating properties separate from other operating properties. The table presents leases that commenced during the twelve month period from April 1, 1996 to March 31, 1997, excluding the leases for operating properties that were executed prior to the date of acquisition:



                                                 Calculated on a Weighted Average Basis
                           ------------------------------------------------------------------------------------

Downtown
Washington, D.C.                          Tenant              Base
Properties                    Total     Improvements          Rent                                  Leasing
                             Square       & Cash              per       Lease      Abatements      Commission
                              Feet      Allowances per       Square    Life in         in          Per Square
 Type of Lease               Leased      Square Foot          Foot      Years        Months           Foot
 -------------               ------     --------------       ------    -------     -----------     ----------
Office                      234,670       $  14.79          $ 27.69      8.3           2.1          $  5.91
Retail                        9,805          22.13            27.78      9.0           2.1             5.94
                           ------------
Total                       244,475          15.09            27.69      8.3           2.1             5.91
                           ============  ===============    ========   =======    =============   =============

New leases or
  expansion space           151,259       $  17.15          $ 25.98      8.5           3.4          $  6.50
Renewals of existing
  tenants' space             93,216          11.74            30.46      8.0           0.0             4.95
                           ------------
Total                       244,475          15.09            27.69      8.3           2.1             5.91
                           ============  ===============    ========   =======    =============   =============


           Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company

--------------------------------------------------------------------------------



                                                 Calculated on a Weighted Average Basis
                           ------------------------------------------------------------------------------------

All Other Operating                       Tenant              Base
Properties                    Total     Improvements          Rent                                  Leasing
                             Square       & Cash              per       Lease      Abatements      Commission
                              Feet      Allowances per       Square    Life in         in          Per Square
 Type of Lease               Leased      Square Foot          Foot      Years        Months           Foot
 -------------               ------     --------------       ------    -------     -----------     ----------
Office                     2,031,397       $  6.17          $ 17.78      5.8           0.3          $  2.07
Retail                         9,800          0.00             6.62      7.3           0.0             1.73
                           ---------
Total                      2,041,197          6.14            17.73      5.8           0.3             2.07
                           =========       =======          =======      ===           ===          =======

New leases or
  expansion space            705,573       $  8.88          $ 15.56      5.9           0.9          $  2.93
Renewals of existing
  tenants' space           1,335,624          4.70            18.87      5.7           0.1             1.61
                           ---------
Total                      2,041,197          6.14            17.73      5.8           0.3             2.07
                           =========       =======          =======      ===           ===          =======


                                     Part II
OTHER INFORMATION

Item 1.    Legal Proceedings.

                  None

Item 2.    Changes in Securities.

                  None

Item 3.    Defaults Upon Senior Securities.

                  None

Item 4.    Submission of Matters to a Vote of Security Holders.

                  None

Item 5.    Other Information.

           On May 8, 1997, the Board of Directors of the Company appointed Thomas A. Carr to be the Chief Executive Officer of the Company.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits

           3.1 Amendment to Second Amendment and Restatement of By-Laws of CarrAmerica Realty Corporation effective May 8, 1997.

           10.1 Amended and Restated Revolving Credit Agreement, dated as of April 16, 1977.

           10.2 Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P. dated as of May 9, 1997.

           27.    Financial Data Schedule

           (b)    Reports on Form 8-K

           a. Current Report on Form 8-K dated and filed on March 27, 1997 relative to certain historical summaries.

           b. Current Report on Form 8-K dated and filed on February 12, 1997 relative to the Company's secured credit facility.

           c. Current Report on Form 8-K dated and filed on January 31, 1997 relative to a legal opinion of Hogan & Hartson.

           d. Current Report on Form 8-K dated and filed on January 27, 1997 relative to certain acquisitions and probable acquisitions.

           e. Current Report on Form 8-K dated and filed on January 23, 1997 relative to the acquisition of Rio Robles Technology Center.

           f. Current Report on Form 8-K dated and filed on January 3, 1997 relative to the acquisition of Unisys Center.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION




/s/ Thomas A. Carr
-----------------------------------------------------
Thomas A. Carr, President and Chief Executive Officer




/s/ Brian K. Fields
----------------------------------------
Brian K. Fields, Chief Financial Officer




Date:    May 15, 1997

                                  Exhibit Index


Exhibit           Description                                                           Page
-------           -----------                                                           ----

3.1               Amendment to Second Amendment and Restatement of By-Laws of
                  CarrAmerica Realty Corporation effective May 8, 1997.

10.1              Amended and Restated Revolving Credit Agreement, dated April
                  16, 1997.

10.2 Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P. dated as of May 9, 1997.

27.               Financial Data Schedule
