Form 10-Q
period 1997-06-30
CARRAMERICA REALTY CORP
filed 1997-08-14
CIK 893577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20543

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED June 30, 1997


                           COMMISSION FILE NO. 1-11706


                         CARRAMERICA REALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                    52-1796339
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


             1700 Pennsylvania Avenue, N.W., Washington, D.C. 20006
             ------------------------------------------------------
               (Address or principal executive office) (Zip code)


        Registrant's telephone number, including area code (202) 624-7500


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


            Number of shares outstanding of each of the registrant's
                 classes of common stock, as of August 14, 1997:


               Common Stock, par value $.01 per share: 57,588,696
               --------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                          YES    X      NO
                               -----        -------
================================================================================

                                      Index


                                                                                        Page
                                                                                        ----
Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica Realty
         Corporation and subsidiaries as of June 30, 1997 (unaudited) and
         December 31, 1996..................................................................4

         Condensed consolidated statements of operations of CarrAmerica
         Realty Corporation and subsidiaries for the three months ended June
         30, 1997 and 1996 (unaudited) .....................................................5

         Condensed consolidated statements of operations of CarrAmerica
         Realty Corporation and subsidiaries for the six months ended June
         30, 1997 and 1996 (unaudited) .....................................................6

         Condensed consolidated statements of cash flows of CarrAmerica
         Realty Corporation and subsidiaries for the three months ended June
         30, 1997 and 1996 (unaudited) .....................................................7

         Condensed consolidated statements of cash flows of CarrAmerica
         Realty Corporation and subsidiaries for the six months ended June
         30, 1997 and 1996 (unaudited) .....................................................8

         Notes to condensed consolidated financial statements.........................9 to 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................................15 to 24


Part II: Other Information

Item 1.  Legal Proceedings.................................................................25

Item 2.  Changes in Securities.............................................................25

Item 3.  Defaults Upon Senior Securities...................................................25

Item 4.  Submission of Matters to a Vote of Security Holders...............................25

Item 5.  Other Information.................................................................25

Item 6.  Exhibits and Reports on Form 8-K............................................25 to 26

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    As of June 30, 1997 and December 31, 1996
--------------------------------------------------------------------------------
(In thousands, except share amounts)

                                                                   June 30,            December 31,
                                                                     1997                  1996
                                                                     ----                  ----
                                                                 (unaudited)
Assets
Rental property (note 2):
   Land                                                          $   437,722              356,797
   Buildings                                                       1,348,872            1,017,313
   Tenant improvements                                               118,576               99,760
   Furniture, fixtures, and equipment                                  2,401                2,128
                                                                 -----------            ---------
                                                                   1,907,571            1,475,998
   Less - accumulated depreciation                                  (149,594)            (119,657)
                                                                 -----------            ---------
   Total rental property                                           1,757,977            1,356,341

Land held for development                                            107,392               32,277
Construction in progress                                              91,688               31,723
Cash and cash equivalents                                             12,491               27,637
Restricted cash and cash equivalents (note 2)                          7,841                8,229
Accounts and notes receivable                                         18,552               11,899
Investments                                                           15,678               13,524
Accrued straight-line rents                                           27,597               23,810
Tenant leasing costs, net                                             18,634               13,499
Deferred financing costs, net                                          3,829                3,800
Prepaid expenses and other assets, net                                23,620               13,825
                                                                 -----------            ---------
                                                                 $ 2,085,299            1,536,564
                                                                 ===========            =========

Liabilities, Minority Interest, and Stockholders' Equity
Liabilities:
   Mortgages and credit facilities (note 2)                      $   840,366              655,449
   Accounts payable and accrued expenses                              47,489               32,657
   Rent received in advance and security deposits                     12,477               10,383
                                                                 -----------            ---------
     Total liabilities                                               900,332              698,489

Minority interest (note 3)                                            66,789               50,597

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 15,000,000
     shares, 1,740,000 shares of Series A Cumulative
     Convertible Redeemable Preferred stock issued and
     outstanding at June 30, 1997 and December 31, 1996
     with an aggregate liquidation
     preference of $43.5 million.                                         17                   17
   Common stock, $.01 par value, authorized 90,000,000
     shares, issued and outstanding 57,052,871 shares
     at June 30, 1997 and 43,789,073 shares at
     December 31, 1996.                                                  571                  438
   Additional paid in capital                                      1,183,933              837,355
   Cumulative dividends in excess of net income                      (66,343)             (50,332)
                                                                 -----------            ---------
     Total stockholders' equity                                    1,118,178              787,478

                                                                 -----------            ---------
                                                                 $ 2,085,299            1,536,564
                                                                 ===========            =========

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 1997 and 1996
--------------------------------------------------------------------------------
(Unaudited and in thousands, except per common share amounts)

                                                                                 1997                 1996
                                                                                 -----                ----
Real estate operating revenue:
   Rental revenue (note 4):
      Minimum base rent                                                       $  65,375              29,164
      Recoveries from tenants                                                     9,318               2,475
      Parking and other tenant charges                                            2,995               1,145
                                                                              ---------              ------
         Total rental revenue                                                    77,688              32,784
   Real estate service income                                                     3,759               2,904
                                                                              ---------              ------
         Total revenue                                                           81,447              35,688
                                                                              ---------              ------

Real estate operating expenses:
   Property operating expenses:
      Operating expenses                                                         19,743               7,416
      Real estate taxes                                                           7,003               3,053
   Interest expense                                                              11,734               7,414
   General and administrative                                                     5,176               3,910
   Depreciation and amortization                                                 18,267               8,615
                                                                              ---------              ------
         Total operating expenses                                                61,923              30,408
                                                                              ---------              ------

         Real estate operating income                                            19,524               5,280
                                                                              ---------              ------

Other operating income:
   Interest income                                                                  551                 513
   Gain on sale of assets                                                           353                  --
   Equity in earnings of unconsolidated partnerships                                123                 160
                                                                              ---------              ------

         Total other operating income                                             1,027                 673
                                                                              ---------              ------

         Net operating income before minority interest and
           extraordinary items                                                   20,551               5,953

Minority interest (note 3)                                                       (2,020)             (1,212)
                                                                              ---------              ------

         Income before extraordinary item                                        18,531               4,741
Extraordinary item-loss on early extinguishment of debt                             --                 (484)
                                                                              ---------              ------

         Net income                                                           $  18,531               4,257
                                                                              =========              ======

         Net income per common share:
            Income before extraordinary item                                  $    0.32                0.22
            Extraordinary item-loss on early extinguishment
               of debt                                                               --               (0.02)
                                                                              ---------              ------

         Net income per common share                                          $    0.32                0.20
                                                                              =========              ======

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1997 and 1996
--------------------------------------------------------------------------------
(Unaudited and in thousands, except per common share amounts)

                                                                                1997                 1996
                                                                                -----                ----
Real estate operating revenue:
   Rental revenue (note 4):
      Minimum base rent                                                       $ 121,899            51,077
      Recoveries from tenants                                                    16,268             4,510
      Parking and other tenant charges                                            5,810             2,546
                                                                              ---------            ------
         Total rental revenue                                                   143,977            58,133
   Real estate service income                                                     7,936             5,631
                                                                              ---------            ------
         Total revenue                                                          151,913            63,764
                                                                              ---------            ------

Real estate operating expenses:
   Property operating expenses:
      Operating expenses                                                         37,008            13,647
      Real estate taxes                                                          13,380             5,812
   Interest expense                                                              22,992            13,946
   General and administrative                                                    10,332             6,659
   Depreciation and amortization                                                 34,183            14,099
                                                                              ---------            ------
         Total operating expenses                                               117,895            54,163
                                                                              ---------            ------

         Real estate operating income                                            34,018             9,601
                                                                              ---------            ------

Other operating income:
   Interest income                                                                1,093               819
   Gain on sale of assets                                                           353                --
   Equity in earnings of unconsolidated partnerships                                 63               258
                                                                              ---------            ------

         Total other operating income                                             1,509             1,077
                                                                              ---------            ------
         Net operating income before minority interest and
           extraordinary item                                                    35,527            10,678

Minority interest (note 3)                                                       (3,737)           (2,602)
                                                                              ---------            ------

         Income before extraordinary item                                        31,790             8,076
Extraordinary item-loss on early extinguishment of debt                              --              (484)
                                                                              ---------            ------

         Net income                                                           $  31,790             7,592
                                                                              =========           =======

         Net income per common share:
            Income before extraordinary item                                  $    0.58              0.46
            Extraordinary item-loss on early extinguishment
               of debt                                                               --             (0.03)
                                                                              ---------            ------

         Net income per common share                                          $    0.58              0.43
                                                                              =========            ======

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the Three Months Ended June 30, 1997 and 1996
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                                                  1997                 1996
                                                                                  ----                 ----
  Cash flows from operating activities:
     Net income                                                                $  18,531               4,257
                                                                               ---------           ---------
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             18,267               8,615
        Minority interest in income                                                2,020               1,212
        Loss on write off of assets                                                  112                  --
        Equity in earnings of unconsolidated partnerships                           (123)               (153)
        Extraordinary item-loss on early extinguishment of debt                       --                 484
        Increase in accounts receivable                                           (4,228)               (723)
        (Increase) decrease in accrued straight-line rents                        (2,266)                 19
        Additions to tenant leasing costs                                         (2,746)               (743)
        Increase in prepaid expenses and other assets                             (7,360)             (6,169)
        Increase in accounts payable and accrued expenses                         10,397               5,402
        Decrease in rent received in advance and security deposits                (1,878)               (882)
                                                                               ---------           ---------
            Total adjustments                                                     12,195               7,062
                                                                               ---------           ---------
            Net cash provided by operating activities                             30,726              11,319
                                                                               ---------           ---------

  Cash flows from investing activities:
     Acquisition of real estate service contracts                                     --              (1,750)
     Acquisitions of property                                                   (196,694)           (144,109)
     Additions to rental property                                                 (7,742)               (867)
     Additions to land held for development                                      (75,046)                 --
     Additions to construction in process                                        (32,370)                 --
     Investments in unconsolidated partnerships                                   (1,466)               (896)
     Distributions from unconsolidated partnerships                                   54               1,401
     Increase in restricted cash and cash equivalents                                (92)             (6,578)
                                                                               ---------           ---------
            Net cash used by investing activities                               (313,356)           (152,799)
                                                                               ---------           ---------

  Cash flows from financing activities:
     Net proceeds from sale of common stock                                      208,337             244,692
     Net proceeds from exercise of options                                           144                  17
     Borrowings on mortgage payable                                                   --             136,000
     Contributions from minority interests                                           350                  --
     Net borrowings on line of credit                                             88,000                  --
     Dividends paid                                                              (25,720)             (5,938)
     Repayment of mortgages payable                                               (1,075)           (237,396)
     Additions to deferred financing costs                                          (161)             (1,333)
     Distributions to minority interest                                           (2,202)             (1,773)
                                                                               ---------           ---------
            Net cash provided by financing activities                            267,673             134,269
                                                                               ---------           ---------
            Decrease in unrestricted cash and cash equivalents                   (14,957)             (7,211)
  Unrestricted cash and cash equivalents, beginning of the period                 27,448              20,233
                                                                               ---------           ---------
  Unrestricted cash and cash equivalents, end of the period                    $  12,491              13,022
                                                                               =========           =========
  Supplemental disclosure of cash flow information:

     Cash paid for interest, net of capitalized interest
        of $2,746 and $226 for the three months ended
        June 30, 1997 and 1996, respectively                                   $  11,536               7,398
                                                                               =========           =========

    During the three month periods ended June 30, 1997 and 1996, the Company assumed $18.4 and $57.4 million of mortgages payable, respectively, and issued $12.9 and $.3 million of Units, respectively, in connection with acquisitions of office properties and land held for development.

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                                                  1997             1996
                                                                                  ----             ----
  Cash flows from operating activities:
     Net income                                                                $  31,790             7,592
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             34,183            14,099
        Minority interest in income                                                3,737             2,602
        Loss on write off of assets                                                  323                --
        Equity in earnings of unconsolidated partnerships                            (63)             (244)
        Extraordinary item-loss on early extinguishment of debt                       --               484
        Increase in accounts receivable                                           (6,653)             (193)
        Increase in accrued straight-line rents                                   (3,787)             (145)
        Additions to tenant leasing costs                                         (6,815)           (1,025)
        Increase in prepaid expenses and other assets                            (11,247)           (7,277)
        Increase in accounts payable and accrued expenses                         14,832             2,986
        Increase in rent received in advance and security deposits                 2,093             1,441
                                                                               ---------          --------
            Total adjustments                                                     26,603            12,728
                                                                               ---------          --------
            Net cash provided by operating activities                             58,393            20,320
                                                                               ---------          --------

  Cash flows from investing activities:
     Acquisition of real estate service contracts                                     --            (1,750)
     Acquisitions of property                                                   (332,073)         (312,265)
     Additions to rental property                                                (14,974)           (1,836)
     Additions to land held for development                                      (81,386)               --
     Additions to construction in process                                        (63,498)               --
     Investments in unconsolidated partnerships                                   (2,074)           (1,464)
     Acquisition of minority interest                                                 --                (3)
     Distributions from unconsolidated partnerships                                  108             1,408
     Decrease (increase) in restricted cash and cash equivalents                     388            (6,385)
                                                                               ---------          --------
            Net cash used by investing activities                               (493,509)         (322,295)
                                                                               ---------          --------

  Cash flows from financing activities:
     Net proceeds from sale of common stock                                      344,448           244,692
     Net proceeds from exercise of options                                         1,363                17
     Net borrowings on line of credit                                            143,000                --
     Borrowings on mortgages payable                                                  --           316,000
     Contributions from minority interests                                           350                --
     Dividends paid                                                              (47,801)          (11,852)
     Repayment of mortgages payable                                              (15,664)         (237,813)
     Additions to deferred financing costs                                        (1,168)           (1,694)
     Loan to investment venture                                                     (125)               --
     Distributions to minority interest                                           (4,433)           (3,570)
                                                                               ---------          --------
            Net cash provided by financing activities                            419,970           305,780
                                                                               ---------          --------
            Increase (decrease) in unrestricted cash and cash equivalents        (15,146)            3,805
  Unrestricted cash and cash equivalents, beginning of the period                 27,637             9,217
                                                                               ---------          --------
  Unrestricted cash and cash equivalents, end of the period                    $  12,491            13,022
                                                                               =========          ========

  Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized interest of $4,416 and $452
        for the six months ended June 30, 1997 and 1996, respectively.         $  22,717            13,815
                                                                               =========          ========

    During the six month periods ended June 30, 1997 and 1996, the Company assumed $56.6 and $57.4 million of mortgages payable, respectively, and issued $17.6 and $.3 million, respectively, of Units in connection with acquisitions of office properties and land held for development.

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

         (b)     Basis of Presentation

                 The accounts of the Company and its majority-owned subsidiaries are consolidated in the accompanying financial statements. The Company uses the equity method of accounting for its investments in and earnings and losses of unconsolidated partnerships not controlled by the Company. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

                    Base building...............  30 to 50 years
                    Building components.........  7 to 20 years
                    Tenant improvements.........  Terms of the leases or useful lives, whichever is shorter
                    Furniture, fixtures and
                       equipment................  5 to 15 years

                 Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

                 The Company reviews its rental property, and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the Company's carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

         (k)     Per Share Data

                 The computation of earnings per share in each year is based upon the weighted average number of common shares outstanding. When dilutive, stock options and Units are included as share equivalents. The weighted average number of shares used in computing earnings per share was 56,031,927 and 21,426,996 for the three month periods ended June 30, 1997 and 1996, respectively, and 51,774,501 and 17,500,856 for the six month periods ended June 30, 1997 and 1996, respectively. Net income used in the computations for the three and six month periods ended June 30, 1997 was reduced by cumulative preferred dividends of $761 thousand and $1,522 thousand, respectively.

         (l)     Cash Equivalents

                 For the purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.


(2)      Mortgages and Credit Facilities

         The Company's mortgages payable and credit facilities are summarized as follows (in thousands):

                                                 June 30,         December 31,
                                                   1997               1996
                                              ------------       ------------

              Fixed rate mortgages              $  482,366            440,449
              Unsecured credit facility            272,000            215,000
              Secured credit facility               86,000              --
                                              ------------       ------------
                                                $  840,366            655,449
                                              ============       ============

         Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from February 1999 through July 2019. The weighted average interest rates of

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         mortgages payable were 8.3% and 8.1% at June 30, 1997 and December 31, 1996, respectively. As required by the lender, a mortgage payable of $27.9 million at June 30, 1997 is specifically held at the subsidiary level by Carr Redmond Corporation, a wholly-owned subsidiary of the Company, which owns the Redmond East office campus.

         The Company also has a $325.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. The credit facility bears interest, as selected by the Company, at either (i) the higher of the prime rate or the sum of .25 percent (.5 percent at December 31, 1996) plus the Federal Funds Rate for such day or (ii) an interest rate equal to 1.125 percent above the London Interbank Offered Rate (LIBOR). The Company has predominantly selected an interest rate equal to 1.125 percent above the 30 day LIBOR rates. The credit facility matures in July 1998, with an option to extend for one year.

         At June 30, 1997, the Company also had a $150.0 million secured credit facility with Morgan, as agent for a group of banks, bearing interest, as selected by the Company, at either (i) the higher of the prime rate or the sum of .5 percent plus the Federal Funds Rate for such day or
         (ii) an interest rate equal to 1.625 percent above LIBOR. This facility was repaid in full and terminated in July, 1997.

         The annual maturities of debt at June 30, 1997 are summarized as follows:

                       (in thousands)
                       1997                      $   89,485(1)
                       1998                         279,077(2)
                       1999                          33,423
                       2000                          41,887
                       2001                          71,219
                       Thereafter                   325,275
                                                 ----------
                                                 $  840,366
                                                 ==========

                   (1) Includes $86 million related to the Company's $150 million secured credit facility which was repaid in full and terminated in July, 1997.
                   (2) Includes $272 million outstanding as of June 30, 1997 under the Company's $325 million unsecured line of credit.

         Restricted cash and cash equivalents primarily consist of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

(3)      Minority Interest

         In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing dividend paying Units and non-dividend paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P., also a majority-owned subsidiary. The non-dividend paying Units are not entitled to any distributions until they automatically convert into dividend paying Units at various dates in the future. Each dividend paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a dividend paying Unit for a share of common stock or cash,

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


         minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the three and six month periods ended June 30, 1997, 56,084 and 116,276 dividend paying Units, respectively, of Carr Realty, L.P. or CarrAmerica Realty, L.P., were redeemed for common stock of the Company.

         The following table sets forth the common stock and preferred stock of the Company and the operating partnership Units:

        (in thousands)                    CarrAmerica          CarrAmerica
                                             Realty              Realty
                                         Corporation's        Corporation's        Dividend        Non-Dividend
                                             Common             Preferred           Paying            Paying
                                             Shares              Shares             Units             Units
                                          Outstanding          Outstanding       Outstanding       Outstanding
                                          -----------          -----------       -----------       -----------
        Outstanding As of:
            June 30, 1997                     57,053                1,740             5,466             540
            December 31, 1996                 43,789                1,740             4,940             540
                                              ======                =====             =====             ===

        Weighted average for the
            three months ended June 30:
            1997                              55,864                1,740             5,432             540
            1996                              21,427                   --             3,964             668
                                              ======                =====             =====             ===

        Weighted average for the
            six months ended June 30:
            1997                              51,583                1,740             5,187             540
            1996                              17,501                   --             3,977             668
                                              ======                =====             =====             ===

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         On a pro forma basis, Basic EPS and Diluted EPS per share is as follows:

                                           Three Months Ended                 Six Months Ended
                                                June 30,                          June 30,
                                        ------------------------           ----------------------
                                         1997               1996           1997              1996
                                         ----               ----           ----              ----
                 Basic EPS              $ 0.32             0.20            0.59              0.43
                 Diluted EPS              0.32             0.20            0.59              0.43

(6)      Subsequent Events

          On August 12, 1997, the Company sold 7,000,000 shares of 8.57% Series B Cumulative Redeemable Preferred Stock at $25.00 per share. The Preferred Stock, which may be called by the Company at par on or after August 12, 2002, has no stated maturity, sinking fund or mandatory redemption and is not convertible into any other securities of the Company. The net proceeds of the offering of approximately $169 million were used to repay indebtedness.

          On July 1, 1997, the Company sold to institutional investors an aggregate principal amount of $275 million of its long-term debt, in the form of $150 million aggregate principal amount of 7.20% unsecured notes yielding 7.249% due 2004 and $125 million aggregate principal amount of 7.375% unsecured notes yielding 7.422% due 2007. The Company used the proceeds from the sale of its unsecured notes to repay $181 million outstanding under its unsecured revolving line of credit and $86 million outstanding under its secured facility. This reduced the Company's debt outstanding to $91 million under its unsecured line of credit and fully repaid its secured credit facility. The secured credit facility was subsequently canceled on July 3, 1997.

          From July 1, 1997 to August 14, 1997, the Company acquired 7 operating office buildings, totaling approximately .5 million square feet, and land that will support the future development of up to .1 million square feet of additional office space. The total purchase price for the properties and land was approximately $72 million, which was paid in cash.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the Condensed Consolidated Financial Statements of CarrAmerica Realty Corporation and subsidiaries (the Company) as of June 30, 1997 and December 31, 1996, and for the three and six months ended June 30, 1997 and 1996. This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature.


Results of Operations - Three Months Ended June 30, 1997 and 1996

Real Estate Operating Revenue

         Total real estate operating revenue increased $45.7 million, or 128.2%, to $81.4 million for the three months ended June 30, 1997 as compared to $35.7 million for the three months ended June 30, 1996. The increase in revenue was primarily attributable to a $44.9 million and a $.8 million increase in rental revenue and real estate service revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions since the second quarter of 1996 which contributed approximately $42.6 million of additional rental revenue in the three month period ended June 30, 1997. Rental revenue from properties that were fully operating throughout both periods increased by approximately $2.3 million. Real estate service revenue increased by $.8 million, or 29.4%, for the three months ended June 30, 1997 to $3.7 million as compared to $2.9 million for the three months ended June 30, 1996, primarily as a result of development fees earned by CarrAmerica Development & Construction, Inc., which was acquired by the Company in May 1996, and increased leasing fees earned by the Company.

Real Estate Operating Expenses

         Total real estate operating expenses increased $31.5 million for the three months ended June 30, 1997, or 103.6%, to $61.9 million as compared to $30.4 million for the three months ended June 30, 1996. The net increase in operating expenses was attributable to a $16.2 million increase in property operating expenses, a $4.3 million increase in interest expense, a $1.3 million increase in general and administrative expenses, and a $9.7 million increase in depreciation and amortization. An increase in property operating expenses of $14.7 million was attributable to property acquisitions since the second quarter of 1996. The Company also experienced an increase in property operating expenses from properties that were fully operating throughout both periods by approximately $1.5 million. The increase in the Company's interest expense is primarily related to additional borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of staff to implement the Company's new business strategy, the addition of approximately $.6 million of general and administrative expenses associated with CarrAmerica Development & Construction, Inc., and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

Other Operating Income (Expense)

         Other operating income increased $.3 million for the three months ended June 30, 1997, to $1.0 million as compared to $.7 million for the three months ended June 30, 1996, primarily due to a gain on the sale of certain assets.

Net Income

         Net income of $18.5 million was earned for the three months ended June 30, 1997 as compared to $4.3 million during the three month period ended June 30, 1996. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Cash Flows

         Net cash provided by operating activities increased $19.4 million, or 171.5%, to $30.7 million for the three months ended June 30, 1997 as compared to $11.3 million for the three months ended June 30, 1996, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $160.6 million, to $313.4 million for the three months ended June 30, 1997 as compared to $152.8 million for the three months ended June 30, 1996, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development and for construction in process. Net cash provided by financing activities increased $133.4 million, to $267.7 million provided for the three months ended June 30, 1997 as compared to $134.3 million used for the three months ended June 30, 1996, primarily as a result of a reduction in the amount of debt being repaid in 1997.


Results of Operations - Six Months Ended June 30, 1997 and 1996

Real Estate Operating Revenue

         Total real estate operating revenue increased $88.1 million, or 138.2%, to $151.9 million for the six months ended June 30, 1997 as compared to $63.8 million for the six months ended June 30, 1996. The increase in revenue was primarily attributable to a $85.8 million and a $2.3 million increase in rental revenue and real estate service revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions since the second quarter of 1996 which contributed approximately $85.6 million of additional rental revenue in the six month period ended June 30, 1997. Rental revenue from properties that were fully operating throughout both periods increased by approximately $.2 million. Real estate service revenue increased by $2.3 million, or 41.0%, for the six months ended June 30, 1997 to $7.9 million as compared to $5.6 million for the six months ended June 30, 1996, primarily as a result of development fees earned by CarrAmerica Development & Construction, Inc., which was acquired by the Company in May 1996, and increased leasing fees earned by the Company.

Real Estate Operating Expenses

         Total real estate operating expenses increased $63.7 million for the six months ended June 30, 1997, or 117.7%, to $117.9 million as compared to $54.2 million for the six months ended June 30, 1996. The net increase in operating expenses was attributable to a $30.9 million increase in property operating expenses, a $9.0 million increase in interest expense, a $3.7 million increase in general and administrative expenses, and a $20.1 million increase in depreciation and amortization. An increase in property operating expenses of $31.4 million was attributable to property acquisitions since the second quarter of 1996. The Company also experienced a decrease in property operating expenses from properties that were fully operational in both periods by approximately $.5 million. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's new business strategy and the addition of approximately $1.2 million of expenses associated with CarrAmerica Development & Construction, Inc. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

Other Operating Income (Expense)

         Other operating income increased $.4 million for the six months ended June 30, 1997, to $1.5 million as compared to $1.1 million for the six months ended June 30, 1996, primarily due to an increase in interest income and a gain on the sale of certain assets.

Net Income

         Net income of $31.8 million was earned for the six months ended June 30, 1997 as compared to $7.6 million during the six month period ended June 30, 1996. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Cash Flows

         Net cash provided by operating activities increased $38.1 million, or 187.4%, to $58.4 million for the six months ended June 30, 1997 as compared to $20.3 million for the six months ended June 30, 1996, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $171.2 million, to $493.5 million for the six months ended June 30, 1997 as compared to $322.3 million for the six months ended June 30, 1996, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development, and construction in process. Net cash provided by financing activities increased $114.2 million, to $420.0 million provided for the six months ended June 30, 1997 as compared to $305.8 million provided for the six months ended June 30, 1996, primarily as a result of proceeds from the sale of common stock and the net borrowings necessary for the Company's acquisitions.


Liquidity and Capital Resources

         The Company seeks to create and maintain a capital structure that will enable it to diversify its capital sources and thereby allow the Company to obtain additional capital from a number of different sources, including additional equity offerings of common and/or preferred stock, public and private debt financings, and, when appropriate, asset sales. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, to continue debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties and land, and to pay for construction in progress in both the short and long term.

         In May and June 1997, the Company obtained three investment grade ratings. Duff & Phelps Credit Rating Co. (DCR) and Standard & Poors (S&P) assigned their BBB rating to prospective senior unsecured debt offerings of the Company and their BBB-rating to prospective cumulative preferred stock offerings of the Company. Moody's Investor Service (Moody's) assigned its Baa3 rating to prospective senior unsecured debt offerings of the Company and its Ba2 rating to prospective cumulative preferred stock offerings of the Company. Obtaining investment grade ratings has enabled the Company to diversify its capital sources. Specifically, on July 1, 1997, the Company sold to institutional investors an aggregate principal amount of $275 million of its long-term debt, in the form of $150 million aggregate principal amount of 7.20% unsecured notes yielding 7.249% due 2004 and $125 million aggregate principal amount of 7.375% unsecured notes yielding 7.422% due 2007. Additionally, on August 12, 1997, the Company sold 7,000,000 shares of Series B cumulative preferred stock at a rate of 8.57% per annum of the liquidation preference of $25.00.

         The Company used the proceeds from the sale of its unsecured notes and preferred stock to reduce the outstanding balance under its unsecured revolving line of credit and to fully repay and terminate its $150 million secured credit facility. The remaining availability under the Company's unsecured line of credit was $325 million as of August 12, 1997. The Company currently expects to continue to use its unsecured line of credit to finance future acquisition and development activities.

         The Company's total indebtedness at June 30, 1997 was $840.4 million, of which $358.0 million, or 42.6%, had a LIBOR-based floating interest rate. The Company's fixed rate indebtedness had a weighted average interest rate of 8.3% and had a weighted average term to maturity of 5.6 years. Based upon the Company's total market capitalization at June 30, 1997 of $2.703 billion (the stock price was $28.75 per share and the total shares/Units outstanding were 64,798,275), the Company's debt represented 31.1% of its total market capitalization.

         The Company will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. With respect to major capital projects, the Company is planning a renovation of a 327,000 square foot property in Denver during 1997 which is expected to cost $2.0 million, or approximately

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

$5.00 per square foot. During 1997, the Company is also completing renovations of several garages in its downtown Washington, D.C. portfolio and lighting retrofits in its Dallas portfolio totaling approximately $2.6 million. The Company intends to use cash flow from operations and its unsecured revolving line of credit to meet its working capital needs for its existing portfolio of operating assets.

         The Company will also require a substantial amount of capital for development projects currently underway and planned for the future. The Company currently has a total of eleven development projects underway, one of which the Company intends to sell to a third party upon completion of construction pursuant to an existing contract. These projects are expected to require a total investment by the Company of $209 million, with $202 million expected to be invested in the ten projects the Company intends to own and operate upon completion of construction. Since June 30, 1997 the Company has begun construction on two projects. The Company intends to use cash flow from operations and its unsecured revolving line of credit to meet its working capital needs for its development projects underway.

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

         Net cash provided by operating activities was $30.7 million for the three months ended June 30, 1997, compared to $11.3 million for the three months ended June 30, 1996. The increase in net cash provided by operating activities was primarily as a result of acquisitions made by the Company. The Company's investing activities used approximately $313.4 million and $152.8 million for the three months ended June 30, 1997 and 1996, respectively. The Company's investment activities included the acquisitions of office buildings and land held for future development and additions to construction in process of approximately $304.1 million for the three months ended June 30, 1997, as compared to $144.1 million in acquisitions during the same period in 1996. Additionally, the Company invested approximately $7.7 million and $.9 million in its existing real estate assets for the three months ended June 30, 1997 and 1996, respectively. Net of distributions to the Company's shareholders and minority interests, the Company's financing activities provided net cash of $295.6 million and $142.0 million for the three months ended June 30, 1997 and 1996, respectively. For the three months ended June 30, 1997, the Company raised $208.3 million through the sale of common stock which was used to repay $205.0 million of its unsecured facility and to fund acquisitions. For the three months ended June 30, 1997, the Company's borrowings were approximately $88.0 million to provide adequate capital for the Company's investing activities.

         Net cash provided by operating activities was $58.4 million for the six months ended June 30, 1997, compared to $20.3 million for the six months ended June 30, 1996. The increase in net cash provided by operating activities was primarily as a result of acquisitions made by the Company. The Company's investing activities used approximately $493.5 million and $322.3 million for the six months ended June 30, 1997 and 1996, respectively. The Company's investment activities included the acquisitions of office buildings and land held for future development and additions to construction in process of approximately $477.0 million for the six months ended June 30, 1997, as compared to $312.3 million in acquisitions during the same period in 1996. Additionally, the Company invested approximately $15.0 million and $1.8 million in its existing real estate assets for the six months ended June 30, 1997 and 1996, respectively. Net of distributions to the Company's shareholders and minority interests, the Company's financing activities provided net cash of $472.2 million and $321.2 million for the six months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997, the Company raised $344.4 million through the sale of common stock which was used to repay $306.0 million of its unsecured facility and to fund acquisitions. For the six months ended June 30, 1997, the Company's borrowings were approximately $143.0 million to provide adequate capital for the Company's investing activities.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         Rental revenue and real estate service revenue have been the principal sources of capital to fund the Company's operating expenses, debt service and capital expenditures, excluding nonrecurring capital expenditures. The Company believes that rental revenue and real estate service revenue will continue to provide the necessary funds for its operating expenses and debt service. The Company expects to fund capital expenditures, including tenant concession packages and building renovations from (a) available funds from operations; (b) existing capital reserves; and (c) if necessary, credit facilities established with third party lenders. If these sources of funds are insufficient, the Company's ability to make expected dividends may be adversely impacted. At June 30, 1997, the Company had cash of $20.3 million, of which $7.8 million was restricted.

         The Company's dividends are paid quarterly. Amounts accumulated for distribution will predominately be invested by the Company in short-term investments that are collateralized by securities of the United States Government or any of its agencies.

         The Company believes that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the final National Association of Real Estate Investment Trusts (NAREIT) White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principals), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. The Company computes funds from operations in accordance with standards established by NAREIT, which may or may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and, as such, should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or the Company's ability to make distributions.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         The following table provides the calculation of the Company's funds from operations (in thousands):

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                         ---------------------       -------------------

                                                            1997        1996             1997      1996
                                                            ----        ----             ----      ----
      Net income before minority interest and
          extraordinary items                            $ 20,551        5,953          35,527     10,678


      Adjustments to derive funds from operations:
          Add:
              Depreciation and amortization                17,321        8,026          32,337     13,197
          Deduct:
              Minority interests' (non
              Unitholders) share of depreciation,
              amortization and net income                    (295)        (222)           (586)      (617)
              Gain on Sale of Asset                          (353)          --            (353)        --
                                                          --------      ------        --------     ------

      Funds from operations before allocation to
          the minority Unitholders                          37,224      13,757          66,925     23,258
      Less:  Funds from operations allocable to the
          minority Unitholders                              (3,234)     (2,207)         (6,100)    (4,371)
                                                          --------      ------        --------     ------

        Funds from operations allocable
          to CarrAmerica Realty Corporation               $ 33,990      11,550          60,825     18,887
                                                          ========      ======        ========     ======

         Changes in funds from operations are largely attributable to changes in net income between the periods as previously discussed.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Building and Lease Information

         The following table sets forth certain lease related information about each operating property owned by the Company as of June 30, 1997:

                                                    Company's
                                                    Effective           Net
                                                    Property       Rentable Area      Percent
Property                                            Ownership     (square feet)(1)   Leased(2)
--------                                            ---------     ----------------   ---------

Consolidated Properties
-----------------------
SOUTHEAST REGION
Downtown Washington, D.C.:
International Square (3 Properties)                     100.0%        1,017,669        96.0%
1730 Pennsylvania Avenue                                100.0           229,292        99.3
2550 M Street                                           100.0           187,931       100.0
1775 Pennsylvania Avenue (3)                            100.0           143,981        99.1
900 19th Street                                         100.0           100,907        84.1
1747 Pennsylvania Avenue                                 89.7(4)        152,119        84.5
1255 23rd Street                                         75.0(5)        304,538        97.3
2445 M Street                                            74.0(4)        266,902        90.1

Suburban Washington, D.C.:
One Rock Spring Plaza (3)                               100.0           205,298       100.0
Tycon Courthouse                                        100.0           416,195        99.0
Three Ballston Plaza                                    100.0           302,875        99.5
Sunrise Corporate Center (3 Properties)                 100.0           260,643        99.9
   (formerly Reston Quadrangle)
Parkway One                                             100.0            87,842       100.0

Suburban Atlanta:
Veridian (22 Properties)                                100.0           187,833        94.5
Glenridge                                               100.0            64,431        96.0
Century Springs West                                    100.0            94,765        99.5
Holcomb Place                                           100.0            72,823       100.0
DeKalb Tech (5 Properties)                              100.0           163,159        87.6
Midori                                                  100.0            99,900        97.6
Crestwood                                               100.0            88,186        97.0
Parkwood                                                100.0           151,020        87.5
Lakewood                                                100.0            80,338        98.2
The Summit                                              100.0           178,382       100.0
Triangle Parkway (3 Properties)                         100.0            82,102       100.0
   (formerly Spalding Triangle II)
2400 Lake Park                                          100.0            99,580        98.2
680 Engineering                                         100.0            62,154       100.0
Embassy Row (3 Properties)                              100.0           466,240        99.7

South Florida:
Peninsula Plaza                                         100.0           159,921        98.8
                                                                        -------        ----
   (formerly Lake Wyman Plaza)
           Southeast Region Subtotal                                  5,727,026        96.7

PACIFIC REGION
Southern California:
Scenic Business Park (4 Properties)                     100.0           138,141       100.0
Harbor Corporate Park (4 Properties)                    100.0           148,523        84.6
Plaza PacifiCare                                        100.0           104,377       100.0
Katella Corporate Center                                100.0            79,917        96.4
Warner Center (12 Properties)                          `100.0           342,866        99.0
Del Mar Corporate Plaza (2 Properties)                  100.0           123,142       100.0
South Coast Executive Center (2 Properties)             100.0           161,301        95.6
Wateridge Pavilion                                      100.0            62,194       100.0
Warner Premier                                          100.0            61,553       100.0
Westlake Corporate (2 Properties)                       100.0            71,419        91.1




           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

                                                    Company's
                                                    Effective           Net
                                                    Property       Rentable Area      Percent
Property                                            Ownership     (square feet)(1)   Leased(2)
--------                                            ---------     ----------------   ---------
Northern California:
AT&T Center (6 Properties)                              100.0           949,281       100.0
Sunnyvale Research Plaza (3 Properties)                 100.0           126,000       100.0
Rio Robles (7 Properties)                               100.0           368,178       100.0
Valley Business Park II (6 Properties)                  100.0           166,928       100.0
   (formerly San Jose Orchard Business Park - B)
Bayshore Centre (2 Properties)                          100.0           195,249       100.0
   (formerly Orchard Bayshore Center)
Rincon Centre (3 Properties)                            100.0           201,178       100.0
   (formerly Orchard Rincon Centre)
Valley Centre II (4 Properties)                         100.0           212,082       100.0
   (formerly Orchard Office Centre II)
Valley Office Centre (2 Properties)                     100.0            68,731       100.0
   (formerly Orchard Office Centre)
Valley Centre (2 Properties)                            100.0           102,291       100.0
   (formerly Orchard Centre)
Valley Business Park I (2 Properties)                   100.0            67,784        91.2
   (formerly San Jose Orchard Business Park - A)
3745 North First Street                                 100.0            67,582       100.0
Mission Plaza (2 Properties)                            100.0           102,687       100.0
North San Jose Technology Park (4 Properties)           100.0           299,233       100.0
   (formerly Fortran)
Foster City Technology Park (2 Properties)              100.0            66,869       100.0
150 River Oaks                                          100.0           100,024       100.0

Suburban Portland:
RadiSys                                                 100.0            80,525       100.0

Suburban Seattle:
Redmond East (10 Properties)                            100.0           398,230        99.9
Willow Creek                                            100.0            96,179       100.0
Canyon Park Business Center (6 Properties)              100.0           246,565       100.0
                                                                        -------       -----
           Pacific Region Subtotal                                    5,209,029        99.1

CENTRAL REGION
Austin, Texas:
Norwood Tower                                           100.0           111,994        72.7
Littlefield Complex (2 Properties) (3)                  100.0           120,815        77.0
First State Bank Tower                                  100.0           258,344        69.8
Great Hills Plaza                                       100.0           135,333       100.0
Balcones Center                                         100.0            75,761        83.5
Park North (2 Properties)                               100.0           132,778        95.3
The Settings (3 Properties)                             100.0           136,183        95.3

Suburban Chicago:
Parkway North (2 Properties)                            100.0           508,394        95.1
Unisys (2 Properties)                                   100.0           355,331        95.8
The Crossings (2 Properties)                            100.0           296,624       100.0
Bannockburn I & II (2 Properties)                       100.0           209,900        98.6
Bannockburn IV                                          100.0           108,476        83.7
Summit Oaks                                             100.0            91,601        93.3

Suburban Dallas:
Greyhound                                               100.0            92,890       100.0
Search Plaza                                            100.0           151,048        96.5
Quorum North                                            100.0           117,790        81.4
Quorum Place                                            100.0           176,562        80.6
Cedar Maple (3 Properties)                              100.0           112,177        92.0
Tollhill East & West (2 Properties)                     100.0           237,894        87.3
                                                                        -------        ----
           Central Region Subtotal                                    3,429,895        90.4





           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

                                                    Company's
                                                    Effective           Net
                                                    Property       Rentable Area      Percent
Property                                            Ownership     (square feet)(1)   Leased(2)
--------                                            ---------     ----------------   ---------
MOUNTAIN REGION
Southeast Denver:
Harlequin Plaza (2 Properties)                          100.0           323,258        91.4
Quebec Court I & II (2 Properties)                      100.0           285,829       100.0
The Quorum (2 Properties)                               100.0           123,895        95.6
Greenwood Center                                        100.0            75,866        94.2
Quebec Center (3 Properties)                            100.0           106,796        95.6
Panorama Corporate Center I                             100.0           100,619        96.4

Salt Lake City:
Sorenson Research Park (5 Properties)                   100.0           282,534       100.0
Draper Park North (3 Properties)                        100.0           178,098       100.0

Suburban Phoenix:
Camelback Lakes (2 Properties)                          100.0           200,561        98.2
Highland Park                                           100.0            77,873       100.0
Pointe Corridor IV                                      100.0           178,373        92.9
                                                                        -------        ----
           Mountain Region Subtotal                                   1,933,702        96.8
                                                                      ---------        ----

TOTAL CONSOLIDATED PROPERTIES:                                       16,299,652
                                                                     ----------
WEIGHTED AVERAGE                                                                       96.1%
                                                                                       ----

Unconsolidated Properties
Downtown Washington, D.C.:
AARP Headquarters                                        24.0(6)        477,187       100.0
Bond Building                                            15.0(7)        162,097       100.0
Willard Office/Hotel                                      5.0(8)        242,787        95.5

Suburban Washington, D.C.:
Booz-Allen & Hamilton Building                           50.0(9)        222,989       100.0
                                                                      ---------       -----

TOTAL UNCONSOLIDATED PROPERTIES:                                      1,105,060
                                                                      ---------
WEIGHTED AVERAGE                                                                       99.0%
                                                                                      -----

ALL OPERATING PROPERTIES
TOTAL:                                                               17,404,712
                                                                     ==========
WEIGHTED AVERAGE                                                                       96.3%
                                                                                       ====

---------------
(1)   Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of June 30, 1997.
(3) The Company owns the improvements on the property and has a leasehold interest in all or a portion of the underlying land.
(4) The Company holds a general and/or limited partner interest in a partnership that owns the property.
(5) The Company holds a 50% joint venture interest in the joint venture that owns this property and a 50% joint venture interest in another joint venture, which holds the remaining 50% interest in the joint venture that owns the property. As a result of preferential rights to annual distributions from another venture, the Company will receive distributions of less than 75% (but in no event less than 50%) of the total amount distributed with respect to this property in each year until the preferential distribution requirements are satisfied, but will receive 100% of any subsequent distributions during the year until its aggregate distributions equal 75% of the cumulative distributions with respect to the property since inception of the partnership. Thereafter, the Company will receive 75% of the distributions made during the year with respect to the property. Upon sale of the property, the Company will receive 75% of the distributions until the Company receives its preference amount, 50%
      until the remaining venturer receives its preference amount, and 75% of the distributions thereafter.
(6) The Company holds an effective 24% interest in the property by virtue of a 48% general partner interest in a partnership that owns a 50% general partner interest in the property.
(7) The Company holds an effective 15% interest in the property by virtue of a 30.6% limited partner interest in a partnership that has a 49% limited partner interest in the property.
(8) The Company holds an effective 5% interest in the property by virtue of a 7.85% limited partner interest in a partnership that owns a 63.7% limited partner interest in the property. The partnership in which the Company holds an interest owns the improvements on the property and has a leasehold interest in the underlying land.
(9) The Company holds a 50% joint venture interest, and is the managing partner.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         The following table sets forth a schedule of lease expirations for executed leases as of June 30, 1997, for each of the 10 years beginning with 1997, for the 209 operating properties consolidated for financial statement purposes, assuming that no tenants exercise renewal options:

           Year of             Net Rentable Area       Percent of Total Leased
            Lease             Subject to Expiring     Square Footage Represented
         Expiration           Leases (Square Feet)        by Expiring Leases*
         ----------           --------------------        -------------------

           1997                     1,253,294                      8.0%
           1998                     2,271,541**                   14.5
           1999                     1,758,585                     11.2
           2000                     2,000,138                     12.8
           2001                     2,003,722                     12.8
           2002                     1,513,840                      9.7
           2003                     1,279,342                      8.2
           2004                       867,868                      5.5
           2005                       540,858                      3.4
           2006 and thereafter      2,181,479                     13.9

-------------
       * ` Excludes 628,985 square feet of space vacant as of June 30, 1997.
       ** ` Included in Lease Year 1998 expirations is 349,358 square feet for AT&T. As of June 30, 1997, new leases have been executed to move the expiration of this square footage into lease years 2002 and 2008 for the AT&T space.

         The following table sets forth certain lease-related information for the consolidated operating properties presented in order to show downtown Washington, D.C. operating properties separate from other operating properties. The table presents leases that commenced during the twelve month period from July 1, 1996 to June 30, 1997, excluding the leases for operating properties that were executed prior to the date of acquisition:

                                                   Calculated on a Weighted Average Basis
                             ---------------------------------------------------------------------------------------
                                               Tenant            Base                                      Leasing
                                Total      Improvements &      Rent per      Lease      Abatements       Commission
                             Square Feet   Cash Allowances      Square      Life in         in           Per Square
Type of Lease                  Leased      per Square Foot       Foot        Years        Months            Foot
-------------                  ------      ---------------       ----        -----        ------            ----
Downtown
Washington, D.C.
Properties

Office                          686,424        $  6.00         $  29.85        6.9          0.6           $  2.30
Retail                            8,052          26.94            30.05       11.3          2.6              7.58
                                -------
Total                           694,476           6.24            29.85        7.0          0.6              2.36
                                =======        =======         ========       ====          ===           =======

New leases or
   expansion space              162,428        $ 19.88          $ 25.67        9.0          2.6           $  7.24
Renewals of existing
   tenants' space               532,048           2.08            31.13        6.3          0.0              0.87
                                -------
Total                           694,476           6.24            29.85        7.0          0.6              2.36
                                =======        =======          =======       ====          ===           =======

All Other Operating
Properties

Office                        2,871,325        $  5.75          $ 17.06        5.8          0.3           $  2.10
Retail                            9,800           0.00             6.62        7.3          0.0              1.73
                              =========
Total                         2,881,125           5.73            17.03        5.8          0.3              2.10
                              =========        =======         ========       ====          ===           =======

New leases or
   expansion space            1,411,337        $  7.14          $ 15.13        6.0          0.6           $  2.73
Renewals of existing
   tenants' space             1,469,788           4.37            18.84        5.5          0.1              1.49
                              ---------
Total                         2,881,125           5.73            17.03        5.8          0.3              2.10
                              =========        =======          =======       ====          ===           =======

                                     Part II

OTHER INFORMATION

Item 1.    Legal Proceedings.

                 None

Item 2.    Changes in Securities.

                 None

Item 3.    Defaults Upon Senior Securities.

                 None

Item 4.    Submission of Matters to a Vote of Security Holders.

           At the Company's annual meeting of its stockholders on May 8, 1997, the stockholders elected Caroline S. McBride (42,351,318 votes for and 305,290 votes against or withheld) as a director of the Company for a term expiring in 1998. The stockholders also elected J. Marshall Peck (42,350,718 votes for and 305,890 votes against or withheld) as a director of the Company for a term expiring in 2000.

           In addition, the stockholders approved the 1997 CarrAmerica Realty Corporation Stock Option and Incentive Plan and certain stock option grants to key employees (35,879,610 votes for, 3,843,627 votes against, 116,568 votes withheld and 2,816,803 broker non-votes).

Item 5.    Other Information.

                 None

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits

           3.1 Amendment and Restatement of Articles of Incorporation of the Company as Amended on April 29, 1996 and April 30, 1996, and Articles Supplementary thereto filed on October 24, 1996 and August 11, 1997.

           4.1 Indenture, dated as of July 1, 1997, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee.

           27.   Financial Data Schedule

           (b)   Reports on Form 8-K

           a. Current Report on Form 8-K dated June 26, 1997 relative to updated pro forma financial statements for the Company.

           b. Current Report on Form 8-K dated June 23, 1997 relative to press release on the Company's proposed private debt offering.

           c. Current Report on Form 8-K dated June 20, 1997 relative to certain historical summaries.

           d. Current Report on Form 8-K dated June 20, 1997 relative to pro forma financial statements for the Company.

           e. Current Report on Form 8-K dated April 18, 1997 relative to a legal opinion of Hogan & Hartson.

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


CARRAMERICA REALTY CORPORATION



/s/ Thomas A. Carr
-----------------------------------------------------
Thomas A. Carr, President and Chief Executive Officer




/s/ Brian K. Fields
-----------------------------------------------------
Brian K. Fields, Chief Financial Officer




Date:    August 14, 1997

                                  Exhibit Index


Exhibit     Description                                                    Page
-------     -----------                                                    ----

3.1 Amendment and Restatement of Articles of Incorporation of the Company as Amended on April 29, 1996, April 30, 1996, October 24, 1996 and August 11, 1997.

4.1 Indenture, dated as of July 1, 1997, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as
            Guarantor, and Bankers Trust Company, as Trustee.

27.         Financial Data Schedule