Form 10-Q
period 1997-09-30
CARRAMERICA REALTY CORP
filed 1997-10-30
CIK 893577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20543

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED September 30, 1997

                           COMMISSION FILE NO. 1-11706


                         CARRAMERICA REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                         52-1796339
---------------------------------                     --------------------------
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)


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


                   Number of shares outstanding of each of the registrant's classes of common stock, as of October 30, 1997:

               Common Stock, par value $.01 per share: 58,182,102
--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                         YES   X          NO
                              ---            ---


================================================================================

                                      Index

                                                                                     Page
                                                                                     ----
Part I: Financial Information

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica Realty
         Corporation and subsidiaries as of September 30, 1997 (unaudited)
         and December 31, 1996..........................................................4

         Condensed consolidated statements of operations of CarrAmerica
         Realty Corporation and subsidiaries for the three months ended
         September 30, 1997 and 1996 (unaudited) .......................................5

         Condensed consolidated statements of operations of CarrAmerica
         Realty Corporation and subsidiaries for the nine months ended
         September 30, 1997 and 1996 (unaudited) .......................................6

         Condensed consolidated statements of cash flows of CarrAmerica
         Realty Corporation and subsidiaries for the three months ended
         September 30, 1997 and 1996 (unaudited) .......................................7

         Condensed consolidated statements of cash flows of CarrAmerica
         Realty Corporation and subsidiaries for the nine months ended
         September 30, 1997 and 1996 (unaudited) .......................................8

         Notes to condensed consolidated financial statements.....................9 to 14


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................15 to 25


Part II: Other Information

Item 1.  Legal Proceedings.............................................................26

Item 2.  Changes in Securities.........................................................26

Item 3.  Defaults Upon Senior Securities...............................................26

Item 4.  Submission of Matters to a Vote of Security Holders...........................26

Item 5.  Other Information.............................................................26

Item 6.  Exhibits and Reports on Form 8-K........................................26 to 27

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                 Aas of September 30, 1997 and December 31, 1996
--------------------------------------------------------------------------------
(In thousands, except share amounts)

                                                September 30,    December 31,
                                                    1997             1996
                                                -------------    ------------
Assets                                           (unaudited)
------
Rental property (note 2):
   Land                                           $   484,884       356,797
   Buildings                                        1,469,803     1,017,313
   Tenant improvements                                126,479        99,760
   Furniture, fixtures, and equipment                  13,142         2,128
                                                  -----------     ---------
                                                    2,094,308     1,475,998
   Less - accumulated depreciation                   (167,462)     (119,657)
                                                  -----------     ---------
   Total rental property                            1,926,846     1,356,341

Land held for development                              82,324        32,277
Construction in progress                              132,437        31,723
Cash and cash equivalents                              25,803        27,637
Restricted cash and cash equivalents (note 2)          12,187         8,229
Accounts and notes receivable                          28,131        11,899
Investments                                            15,286        13,524
Accrued straight-line rents                            30,987        23,810
Tenant leasing costs, net                              18,810        13,499
Deferred financing costs, net                           7,414         3,800
Prepaid expenses and other assets, net                 70,792        13,825
                                                  -----------     ---------
                                                  $ 2,351,017     1,536,564
                                                  ===========     =========

Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------
Liabilities:
   Mortgages, unsecured notes and credit
     facilities (note 2)                          $   903,058       655,449
   Accounts payable and accrued expenses               53,937        32,657
   Rent received in advance and security deposits      18,577        10,383
                                                  -----------     ---------
     Total liabilities                                975,572       698,489

Minority interest (note 3)                             67,331        50,597

Stockholders' equity:
   Series A Cumulative Convertible Redeemable
     Preferred Stock, $.01 par value, 780,000
     issued and outstanding at September 30, 1997
     and 1,740,000 shares issued and outstanding
     at December 31, 1996 with an aggregate
     liquidation preference of $19.5 million and
     $43.5 million, respectively.                           8            17

   Series B Cumulative Redeemable Preferred
     stock $.01 par value, 8,000,000 shares
     issued and outstanding at September 30, 1997
     with an aggregate liquidation value of
     $200.0 million.                                       80            --

   Common stock, $.01 par value, authorized
     90,000,000 shares, issued and outstanding
     58,168,602 shares at September 30, 1997 and
     43,789,073 shares at December 31, 1996.              582           438

   Additional paid in capital                       1,381,216       837,355
   Cumulative dividends in excess of net income       (73,772)      (50,332)
                                                  -----------     ---------
     Total stockholders' equity                     1,308,114       787,478
                                                  -----------     ---------
                                                  $ 2,351,017     1,536,564
                                                  ===========     =========

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 1997 and 1996
--------------------------------------------------------------------------------
(Unaudited and in thousands, except per common share amounts)

                                                        1997         1996
                                                     --------       ------

Real estate operating revenue:
  Rental revenue (note 4):
      Minimum base rent                              $ 74,630      37,011
      Recoveries from tenants                           9,921       4,310
      Parking and other tenant charges                  3,304       1,185
                                                     --------      ------
         Total rental revenue                          87,855      42,506
  Other real estate operating revenue:
      Real estate service revenue                       3,575       3,634
      Executive suites revenue                          5,000          --
                                                     --------      ------
         Total revenue                                 96,430      46,140
                                                     --------      ------

Real estate operating expenses:
   Property operating expenses:
      Operating expenses                               23,653       9,898
      Real estate taxes                                 7,876       4,014
   Interest expense                                    14,275       7,911
   Executive suites operating expenses                  4,124          --
   General and administrative                           5,445       4,002
   Depreciation and amortization                       20,378      11,645
                                                     --------      ------
         Total operating expenses                      75,751      37,470
                                                     --------      ------
         Real estate operating income                  20,679       8,670
                                                     --------      ------

Other operating income:
   Interest income                                        510         434
   Equity in earnings of unconsolidated
     partnerships                                         314          99
                                                     --------      ------
         Total other operating income                     824         533
                                                     --------      ------
         Net operating income before minority
           interest and extraordinary item             21,503       9,203
Minority interest (note 3)                             (2,022)     (1,293)
                                                     --------      ------
         Income before extraordinary item              19,481       7,910
Extraordinary item-loss on early                         (608)         --
  extinguishment of debt
                                                     --------      ------
         Net income                                  $ 18,873       7,910
                                                     ========       =====
         Net income per common share:
            Income before extraordinary              $   0.29        0.24
              item
            Extraordinary item-loss on early
              extinguishment of debt                    (0.01)         --
                                                     --------        ----

         Net income per common share                 $   0.28        0.24
                                                     ========        ====


See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1997 and 1996
--------------------------------------------------------------------------------
(Unaudited and in thousands, except per common share amounts)

                                                       1997        1996
                                                     --------     ------

Real estate operating revenue:
   Rental revenue (note 4):
      Minimum base rent                              $196,530     88,088
      Recoveries from tenants                          26,188      8,820
      Parking and other tenant charges                  9,114      3,731
                                                     --------     ------
         Total rental revenue                         231,832    100,639
   Other real estate operating revenue:
      Real estate service revenue                      11,512      9,265
      Executive suites revenue                          5,000         --
                                                     --------     ------
         Total revenue                                248,344    109,904
                                                     --------     ------

Real estate operating expenses:
   Property operating expenses:
      Operating expenses                               60,664     23,545
      Real estate taxes                                21,256      9,826
   Interest expense                                    37,266     21,857
   Executive suites operating expenses                  4,124         --
   General and administrative                          15,777     10,661
   Depreciation and amortization                       54,561     25,744
                                                     --------     ------
         Total operating expenses                     193,648     91,633
                                                     --------     ------
         Real estate operating income                  54,696     18,271
                                                     --------     ------

Other operating income:
   Interest income                                      1,603      1,253
   Gain on sale of assets                                 353         --
   Equity in earnings of unconsolidated
     partnerships                                         377        357
                                                     --------     ------

         Total other operating income                   2,333      1,610
                                                     --------     ------
         Net operating income before
           minority interest and
           extraordinary item                          57,029     19,881

Minority interest (note 3)                             (5,758)    (3,895)
                                                     --------     ------
         Income before extraordinary item              51,271     15,986
Extraordinary item-loss on early
  extinguishment of debt                                 (608)      (484)
                                                     --------     ------
         Net income                                  $ 50,663     15,502
                                                     ========     ======
         Net income per common share:
            Income before extraordinary item         $   0.87       0.70
            Extraordinary item-loss on early
              extinguishment of debt                    (0.01)     (0.02)
                                                     --------     ------
         Net income per common share                 $   0.86       0.68
                                                     ========     ======

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 1997 and 1996
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                       1997           1996
                                                       ----           ----
  Cash flows from operating activities:
     Net income                                     $  18,873         7,910
                                                    ---------       -------
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                  20,378        11,645
        Minority interest in income                     2,022         1,293
        Loss on write off of assets                         7            --
        Equity in earnings of unconsolidated
          partnerships                                   (314)          (93)
        Extraordinary item-loss on early
          extinguishment of debt                          608            --
        Increase in accounts receivable                (9,579)       (1,081)
        Increase in accrued straight-line rents        (3,390)         (333)
        Additions to tenant leasing costs              (1,162)         (768)
        (Increase) decrease in prepaid expenses
          and other assets                             (2,355)        2,501
        Increase in accounts payable and
          accrued expenses                              6,448         3,331
        Increase in rent received in advance and
          security deposits                             6,100         2,627
                                                    ---------       -------
           Total adjustments                           18,763        19,122
                                                    ---------       -------
           Net cash provided by operating
             activities                                37,636        27,032
                                                    ---------       -------
  Cash flows from investing activities:
     Acquisition of executive suites assets           (45,736)           --
     Acquisitions of property                        (153,326)     (135,767)
     Additions to rental property                      (6,608)       (3,946)
     Additions to land held for development           (14,940)       (9,548)
     Additions to construction in process             (27,553)      (12,040)
     Investments in unconsolidated partnerships          (626)       (1,214)
     Distributions from unconsolidated
       partnerships                                     1,331           197
     Increase in restricted cash and cash
       equivalents                                     (4,346)          (10)
                                                    ---------       -------
            Net cash used by investing activities    (251,804)     (162,328)
                                                    ---------       -------
  Cash flows from financing activities:
     Net proceeds from sale of common and
       preferred stock                                196,777       216,656
     Net proceeds from exercise of options                446            18
     Proceeds from issuance of senior unsecured
       notes                                          275,000            --
     Contributions from minority interests              1,010            --
     Net repayments on line of credit                (211,000)      (62,000)
     Dividends paid                                   (26,302)      (15,515)
     Repayment of mortgages payable                    (1,308)         (606)
     Additions to deferred financing costs             (4,726)         (272)
     Distributions to minority interest                (2,417)       (1,769)
                                                    ---------       -------
            Net cash provided by financing
              activities                              227,480       136,512
                                                    ---------       -------
            Increase in unrestricted cash and
              cash equivalents                         13,312         1,216
  Unrestricted cash and cash equivalents,
    beginning of the period                            12,491        13,022
                                                    ---------       -------
  Unrestricted cash and cash equivalents,
    end of the period                               $  25,803        14,238
                                                    =========       =======

 Supplemental disclosure of cash flow information:
    Cash paid for interest, net of capitalized
      interest of $3,434 and $969 for the three
      months ended September 30, 1997 and 1996,
      respectively                                  $   9,630         7,315
                                                    =========       =======

    During the three month periods ended September 30, 1996, the Company assumed
       $35.7 million of mortgages payable and issued $17.6 million of Units in connection with acquisitions of office properties and land held for development. During the three months ended September 30, 1997, no such transactions occurred.

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1997 and 1996
--------------------------------------------------------------------------------
(Unaudited and in thousands)
                                                        1997         1996
                                                        ----         ----
  Cash flows from operating activities:
     Net income                                       $ 50,663       15,502
                                                      --------       ------
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                  54,561       25,744
         Minority interest in income                     5,758        3,895
         Loss on write off of assets                       330           --
         Equity in earnings of unconsolidated             (377)        (337)
           partnerships
         Extraordinary item-loss on early
           extinguishment of debt                          608          484
         Increase in accounts receivable               (16,357)      (1,274)
         Increase in accrued straight-line rents        (7,177)        (478)
         Additions to tenant leasing costs              (7,977)      (1,793)
         Increase in prepaid expenses and other
           assets                                      (13,602)      (4,776)
         Increase in accounts payable and
           accrued expenses                             21,280        6,317
         Increase in rent received in advance and
           security deposits                             8,194        4,068
                                                      --------       ------
            Total adjustments                           45,241       31,850
                                                      --------       ------
            Net cash provided by operating
              activities                                95,904       47,352
                                                      --------       ------
  Cash flows from investing activities:
     Acquisition of executive suites assets            (45,736)          --
     Acquisition of real estate service contracts           --       (1,750)
     Acquisitions of property                         (485,399)    (438,427)
     Additions to rental property                      (21,582)      (5,782)
     Additions to land held for development            (96,326)     (19,153)
     Additions to construction in process              (91,051)     (12,040)
     Investments in unconsolidated partnerships         (2,700)      (2,678)
     Acquisition of minority interest                       --           (3)
     Distributions from unconsolidated
       partnerships                                      1,439        1,605
     Increase in restricted cash and cash
       equivalents                                      (3,958)      (6,395)
                                                      --------       ------
            Net cash used by investing activities     (745,313)    (484,623)
                                                      --------       ------
  Cash flows from financing activities:
     Net proceeds from sale of common and
       preferred stock                                 541,225      461,348
     Net proceeds from exercise of options               1,809           35
     Net borrowings (repayments) on line of credit     (68,000)      72,000
     Proceeds from issuance of unsecured notes         275,000           --
     Contributions from minority interests               1,360           --
     Dividends paid                                    (74,103)     (27,367)
     Repayment of mortgages payable                    (16,972)     (56,419)
     Additions to deferred financing costs              (5,894)      (1,966)
     Distributions to minority interest                 (6,850)      (5,339)
                                                      --------       ------
            Net cash provided by financing
              activities                               647,575      442,292
                                                      --------       ------
            Increase (decrease) in unrestricted
              cash and cash equivalents                 (1,834)       5,021
  Unrestricted cash and cash equivalents,
    beginning of the period                             27,637        9,217
                                                      --------       ------
  Unrestricted cash and cash equivalents, end of
    the period                                        $ 25,803       14,238
                                                      ========       ======

  Supplemental disclosure of cash flow information:
     Cash paid for interest, net of capitalized
       interest of $7,850 and $1,410 for the nine
       months ended September 30, 1997 and 1996,
       respectively.                                  $ 32,347       21,130
                                                      ========       ======

    During the nine month periods ended September 30, 1997 and 1996, the Company assumed $57.6 and $93.0 million of mortgages payable, respectively, and issued $17.6 and $17.9 million, respectively, of Units in connection with acquisitions of office properties and land held for development.

See accompanying notes to condensed consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

 (1)     Organization, Business and Summary of Significant Accounting Policies

         (a)     Organization and Business

                 CarrAmerica Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust (REIT), organized under the laws of Maryland, which owns, develops, acquires and operates office buildings located primarily in fifteen suburban markets across the United States.

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

         (h)     Real Estate Service Contracts and Other Intangible Assets

                 Real estate service contracts and other intangible assets represent the purchase price of net assets of real estate service operations acquired and are amortized on the straight-line basis over the expected lives of the respective real estate service contracts. Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on the straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment loss, if any, is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are not achieved.

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                 The Company receives real estate service revenue for certain properties it manages, leases and develops for third parties. Such revenue is recognized as revenue as earned. The Company receives executive suites service revenue for certain facilities it runs. Such revenue is recognized as revenue as earned.

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

         (k)     Per Share Data

                 The computation of earnings per share in each year is based upon the weighted average number of common shares outstanding. When dilutive, stock options and Units are included as share equivalents. The weighted average number of shares used in computing earnings per share was 58,047,707 and 38,765,122 for the three month periods ended September 30, 1997 and 1996, respectively, and 53,886,135 and 27,723,006 for the nine month periods ended September 30, 1997 and 1996, respectively. Net income used in the computations for the three and nine month periods ended September 30, 1997 was reduced by cumulative preferred dividends paid of $2,689 thousand and $4,212 thousand, respectively.

         (l)     Cash Equivalents

                 For the purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

(2)      Mortgages, Unsecured Notes and Credit Facilities

         The Company's mortgages payable, unsecured notes and credit facilities are summarized as follows (in thousands):

                                          September 30,         December 31,
                                              1997                  1996
                                          -------------         ------------

          Fixed rate mortgages             $  481,058             440,449
          Unsecured credit facility           147,000             215,000
          Senior unsecured notes              275,000                  --
                                           ----------             -------
                                           $  903,058             655,449
                                           ==========             =======

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


         Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from February 1999 through July 2019. The weighted average interest rates of mortgages payable were 8.3% and 8.1% at September 30, 1997 and December 31, 1996, respectively. As required by the lender, a mortgage payable of $27.9 million at September 30, 1997 is specifically held at the subsidiary level by Carr Redmond Corporation, a wholly-owned subsidiary of the Company, which owns the Redmond East office campus.

         The Company also has a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. The credit facility bears interest, as selected by the Company, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 1.00 percent above the London Interbank Offered Rate (LIBOR) (1.75 percent at December 31, 1996). The Company has predominantly selected interest rates equal to 1.00 percent above the 30 day LIBOR rates. The credit facility matures in September 2000.

         The annual maturities of debt at September 30, 1997 are summarized as follows:

                       (in thousands)

                       1997                $   2,170
                       1998                    7,077 (1)
                       1999                   33,426 (2)
                       2000                  188,887
                       2001                   71,225
                       Thereafter            600,273 (2,3)
                                           ---------
                                           $ 903,058
                                           =========


                   (1) Includes $147 million outstanding as of September 30, 1997 under the Company's $450 million unsecured line of credit.
                   (2) Includes $9.5 million which was repaid October 3, 1997 in conjunction with the sale of First State Bank Tower.
                   (3) Includes $275 million of senior unsecured notes $150 million of which matures in 2004 and $125 million of which mature in 2007.

         Restricted cash and cash equivalents primarily consist of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

(3)      Minority Interest

         In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing dividend paying Units and non-dividend paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P., also a majority-owned subsidiary. The non-dividend paying Units are not entitled to any distributions until they automatically convert into dividend paying Units at various dates in the future. Each dividend paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


         fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a dividend paying Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the three and nine month periods ended September 30, 1997, 24,838 and 141,114 dividend paying Units, respectively, of Carr Realty, L.P. or CarrAmerica Realty, L.P., were redeemed for common stock of the Company. In addition, in October 1996 the Company issued 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock. During the three month period ended September 30, 1997, 960,000 shares were converted into common stock.

         The following table sets forth the common stock and convertible preferred stock of the Company and the operating partnership Units:

      (in thousands)                                   CarrAmerica
                                  CarrAmerica             Realty
                                    Realty             Corporation's
                                 Corporation's           Series A              Dividend           Non-Dividend
                                 Common Shares       Preferred Shares        Paying Units         Paying Units
                                  Outstanding           Outstanding          Outstanding          Outstanding
                                 -------------       ----------------        -------------        ------------
      Outstanding As of:
          September 30, 1997         58,169                 780                  5,453                 540
          December 31, 1996          43,789               1,740                  4,940                 540
                                     ======               =====                  =====                 ===
      Weighted average for the
        three months ended
        September 30:
          1997                       57,834               1,041                  5,460                 540
          1996                       33,570                  --                  4,191               1,020
                                     ======               =====                  =====                 ===
      Weighted average for the
        nine months ended
        September 30:
          1997                       53,689               1,505                  5,279                 540
          1996                       22,902                  --                  4,049                 786
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

(5)      Commitments and Contingencies

         At September 30, 1997, the Company is contingently liable on letters of credit amounting to approximately $1.4 million for various completion escrow and on performance bonds amounting to approximately $6.1 million to ensure completion of required public improvements on its construction projects.


In September 1997, the Company entered into an agreement with a counterparty to hedge against the impact that interest rate fluctuations may have on debt instruments the Company intends to issue in 1998.

The agreement is a forward treasury lock agreement on a notional amount of $75 million based on the 10 year U.S. Treasury Bill interest rate. Per the agreement, on February 27, 1998, the Company will either pay or receive an amount from the counterparty to effectively fix the interest rate on the notional amount at 6.415% on that date. The amount paid or received by the Company on February 27, 1998 will be amortized over the term of the debt instrument to be issued by the Company as a component of interest expense. As of October 30, 1997, the Company's unrealized loss on this agreement is $2.9 million.

In October 1997, the Company entered into a similar agreement to effectively fix its interest pay rate as of February 26, 1997, based on the 10 year U.S. Treasury Bill, at 5.898% on a notional amount on $50 million. As of October 30, 1997, the Company has an insignificant unrealized gain on this agreement.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


(6)      New Accounting Pronouncements

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

         On a pro forma basis, Basic EPS and Diluted EPS per share is as follows:

                           Three Months Ended        Nine Months Ended
                              September 30,            September 30,
                             1997       1996          1997      1996
                             ----       ----          ----      ----
           Basic EPS      $  0.28       0.20          0.87      0.56
           Diluted EPS       0.28       0.20          0.87      0.56

(7)      Subsequent Events

          From October 1, 1997 to October 30, 1997, the Company acquired 3 operating office buildings, totaling approximately .5 million square feet. The total purchase price for the properties was approximately $86 million, which was accomplished through the assumption of $43 million in debt, the issuance of $8 million in partnership units and the payment of $35 million in cash. In addition, the Company sold one office building for an aggregate sales price of $25.6 million producing a gain of approximately $2.7 million. The proceeds of the sale was used to repay indebtedness and acquire additional operating properties.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-----------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the Condensed Consolidated Financial Statements of CarrAmerica Realty Corporation and subsidiaries (the Company) as of September 30, 1997 and December 31, 1996, and for the three and nine months ended September 30, 1997 and 1996. This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature.

Results of Operations - Three Months Ended September 30, 1997 and 1996

Real Estate Operating Revenue

         Total real estate operating revenue increased $50.3 million, or 109.0%, to $96.4 million for the three months ended September 30, 1997 as compared to $46.1 million for the three months ended September 30, 1996. The increase in revenue was primarily attributable to a $45.3 million and a $5.0 million increase in rental revenue and other real estate operating income, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions since the third quarter of 1996 which contributed approximately $41.5 million of additional rental revenue in the three month period ended September 30, 1997. Rental revenue from properties that were fully operating throughout both periods increased by approximately $3.8 million. Other real estate operating income increased by $5.0 million, or 136.0%, for the three months ended September 30, 1997 to $8.6 million as compared to $3.6 million for the three months ended September 30, 1996, primarily as a result of executive suites revenue earned by OmniOffices, Inc. and subsidiaries, whose net assets were acquired by the Company in August 1997.

Real Estate Operating Expenses

         Total real estate operating expenses increased $38.2 million for the three months ended September 30, 1997, or 102.2%, to $75.7 million as compared to $37.5 million for the three months ended September 30, 1996. The net increase in operating expenses was attributable to a $17.6 million increase in property operating expenses, a $6.4 million increase in interest expense, the addition of $4.1 million in executive suites operating expenses associated with OmniOffices, Inc., a $1.4 million increase in general and administrative expenses, and a $8.7 million increase in depreciation and amortization. An increase in property operating expenses of $15.8 million was attributable to property acquisitions since the third quarter of 1996. The Company also experienced an increase in property operating expenses from properties that were fully operating throughout both periods by approximately $1.8 million. The increase in the Company's interest expense is primarily related to additional borrowings for acquisitions. The addition of executive suites operating expenses is a result of the acquisition of OmniOffices, Inc. in August 1997. The increase in general and administrative expenses is predominately a result of the addition of staff to implement the Company's new business strategy, and inflation. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

Other Operating Income (Expense)

         Other operating income increased $.3 million for the three months ended September 30, 1997, to $.8 million as compared to $.5 million for the three months ended September 30, 1996, primarily due to an increase in interest income and the equity in earnings of unconsolidated partnerships.

Net Income

         Net income of $18.9 million was earned for the three months ended September 30, 1997 as compared to $7.9 million during the three month period ended September 30, 1996. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Cash Flows

         Net cash provided by operating activities increased $10.6 million, or 39.2%, to $37.6 million for the three months ended September 30, 1997 as compared to $27.0 million for the three months ended September 30, 1996, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $89.5 million, to $251.8 million for the three months ended September 30, 1997 as compared to $162.3 million for the three months ended September 30, 1996, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development, construction in process and executive suites. Net cash provided by financing activities increased $91.0 million, to $227.5 million provided for the three months ended September 30, 1997 as compared to $136.5 million used for the three months ended September 30, 1996, primarily as a result of proceeds from the issuance of preferred stock and unsecured notes, partially offset by net repayments on the Company's line of credit.



Results of Operations - Nine Months Ended September 30, 1997 and 1996

Real Estate Operating Revenue

         Total real estate operating revenue increased $138.4 million, or 126.9%, to $248.3 million for the nine months ended September 30, 1997 as compared to $109.9 million for the nine months ended September 30, 1996. The increase in revenue was primarily attributable to a $131.2 million and a $7.2 million increase in rental revenue and other real estate operating revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions since the third quarter of 1996 which contributed approximately $128.7 million of additional rental revenue in the nine month period ended September 30, 1997. Rental revenue from properties that were fully operating throughout both periods increased by approximately $2.5 million. Other real estate operating revenue increased by $7.2 million, or 78.2%, for the nine months ended September 30, 1997 to $16.5 million as compared to $9.3 million for the nine months ended September 30, 1996, primarily as a result of executive suites revenue earned by OmniOffices, Inc., which was acquired by the Company in August 1997.

Real Estate Operating Expenses

         Total real estate operating expenses increased $102.0 million for the nine months ended September 30, 1997, or 111.3%, to $193.6 million as compared to $91.6 million for the nine months ended September 30, 1996. The net increase in operating expenses was attributable to a $48.6 million increase in property operating expenses, a $15.4 million increase in interest expense, the addition of $4.1 million in executive suites operating expenses associated with OmniOffices, Inc., a $5.1 million increase in general and administrative expenses, and a $28.8 million increase in depreciation and amortization. An increase in property operating expenses of $48.1 million was attributable to property acquisitions since the third quarter of 1996. The Company also experienced an increase in property operating expenses from properties that were fully operational in both periods by approximately $.5 million. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The addition of executive suites operating expenses is a result of the acquisition of OmniOffices, Inc., in August, 1997. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's new business strategy and the addition of approximately $1.7 million of expenses associated with CarrAmerica Development & Construction, Inc. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

Other Operating Income (Expense)

         Other operating income increased $.7 million for the nine months ended September 30, 1997, to $2.3 million as compared to $1.6 million for the nine months ended September 30, 1996, primarily due to an increase in interest income and a gain on the sale of certain assets.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------


Net Income

         Net income of $50.7 million was earned for the nine months ended September 30, 1997 as compared to $15.5 million during the nine month period ended September 30, 1996. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

Cash Flows

         Net cash provided by operating activities increased $48.6 million, or 102.8%, to $96.0 million for the nine months ended September 30, 1997 as compared to $47.4 million for the nine months ended September 30, 1996, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $260.7 million, to $745.3 million for the nine months ended September 30, 1997 as compared to $484.6 million for the nine months ended September 30, 1996, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development, construction in process, and executive suites. Net cash provided by financing activities increased $205.2 million, to $647.5 million provided for the nine months ended September 30, 1997 as compared to $442.3 million provided for the nine months ended September 30, 1996, primarily as a result of proceeds from the sale of common and preferred stock and the proceeds from the issuance of unsecured notes.


Liquidity and Capital Resources

         The Company seeks to create and maintain a capital structure that will enable it to diversify its capital sources and thereby allow the Company to obtain additional capital from a number of different sources, including additional equity offerings of common and/or preferred stock, public and private debt financings, and, when appropriate, asset sales. Management believes that the Company will have access to the capital resources necessary to expand and develop its business, to fund its operating and administrative expenses, to continue debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties and land, and to pay for construction in progress in both the short and long term.

         The Company has three investment grade ratings. Duff & Phelps Credit Rating Co. (DCR) and Standard & Poors (S&P) have each assigned their BBB rating to prospective senior unsecured debt offerings of the Company and their BBB-rating to prospective cumulative preferred stock offerings of the Company. Moody's Investor Service (Moody's) has assigned its Baa3 rating to prospective senior unsecured debt offerings of the Company and its Ba2 rating to prospective cumulative preferred stock offerings of the Company.

         The Company's total indebtedness at September 30, 1997 was $903.1 million, of which $147.0 million, or 16.3%, had a LIBOR-based floating interest rate. The Company's fixed rate indebtedness had a weighted average interest rate of 7.9% and had a weighted average term to maturity of 6.4 years. Based upon the Company's total market capitalization at September 30, 1997 of $3.181 billion (the stock price was $32.00 per share and the total shares/Units outstanding were 64,941,014, the Company's debt represented 28.4% of its total market capitalization. The Company has a $450.0 million unsecured line of credit, of which $378.0 million is currently available to the Company. As of October 30, 1997, the Company had $194 million outstanding under this facility.

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

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         The Company will also require a substantial amount of capital for development projects currently underway and planned for the future. The Company currently has a total of seventeen development projects underway, one of which the Company intends to sell to a third party upon completion of construction pursuant to an existing contract. These projects are expected to require a total investment by the Company of $372.9 million, with $366.0 million expected to be invested in the sixteen projects the Company intends to own and operate upon completion of construction. The Company intends to use cash flow from operations and its unsecured revolving line of credit and additional equity or debt offerings to meet its working capital needs for its development projects underway.

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

         Net cash provided by operating activities was $37.6 million for the three months ended September 30, 1997, compared to $27.0 million for the three months ended September 30, 1996. The increase in net cash provided by operating activities was primarily as a result of acquisitions made by the Company. The Company's investing activities used approximately $251.8 million and $162.3 million for the three months ended September 30, 1997 and 1996, respectively. The Company's investment activities included the acquisitions of office buildings, executive suites, and land held for future development and additions to construction in process of approximately $241.6 million for the three months ended September 30, 1997, as compared to $157.4 million in acquisitions during the same period in 1996. Additionally, the Company invested approximately $6.6 million and $3.9 million in its existing real estate assets for the three months ended September 30, 1997 and 1996, respectively. Net of distributions to the Company's shareholders and minority interests, the Company's financing activities provided net cash of $256.2 million and $153.8 million for the three months ended September 30, 1997 and 1996, respectively. For the three months ended September 30, 1997, the Company raised $471.8 million through the sale of common and preferred stock and unsecured notes which was used to repay $457.0 million of its unsecured facility and to fund acquisitions. For the three months ended September 30, 1997, the Company's net repayments of its line of credit were approximately $211.0 million to provide an adequate source of capital for the Company's investing activities.

         Net cash provided by operating activities was $96.0 million for the nine months ended September 30, 1997, compared to $47.4 million for the nine months ended September 30, 1996. The increase in net cash provided by operating activities was primarily as a result of acquisitions made by the Company. The Company's investing activities used approximately $745.3 million and $484.6 million for the nine months ended September 30, 1997 and 1996, respectively. The Company's investment activities included the acquisitions of office buildings, executive suites, and land held for future development and additions to construction in process of approximately $718.5 million for the nine months ended September 30, 1997, as compared to $469.6 million in acquisitions during the same period in 1996. Additionally, the Company invested approximately $21.6 million and $5.8 million in its existing real estate assets for the nine months ended September 30, 1997 and 1996, respectively. Net of distributions to the Company's shareholders and minority interests, the Company's financing activities provided net cash of $728.4 million and $475.0 million for the nine months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, the Company raised $816.2 million through the sale of common and preferred stock and unsecured notes which was used to repay $763.0 million of its unsecured facility and to fund acquisitions. For the nine months ended September 30, 1997, the Company's net repayments of its line of credit were approximately $68.0 million to provide an adequate source of capital for the Company's investing activities.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         Rental revenue and real estate service revenue have been the principal sources of capital to fund the Company's operating expenses, debt service and capital expenditures, excluding nonrecurring capital expenditures. The Company believes that rental revenue and real estate service revenue will continue to provide the necessary funds for its operating expenses and debt service. The Company expects to fund capital expenditures, including tenant concession packages and building renovations from (a) available funds from operations; (b) existing capital reserves; and (c) if necessary, credit facilities established with third party lenders. If these sources of funds are insufficient, the Company's ability to make expected dividends may be adversely impacted. At September 30, 1997, the Company had cash of $38.0 million, of which $12.2 million was restricted.

         The Company's dividends are paid quarterly. Amounts accumulated for distribution will predominately be invested by the Company in short-term investments that are collateralized by securities of the United States Government or any of its agencies.

         The Company believes that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the final National Association of Real Estate Investment Trusts (NAREIT) White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principals), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. For purposes of calculating the Company's funds from operations, the Company has added back to net income the amortization expense associated associated with the goodwill amortization related to the purchase of the assets of OmniOffices, Inc., by an affiliate of the Company. The Company computes funds from operations in accordance with standards established by NAREIT, except for the add back of goodwill amortization. The Company's funds may or may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and, as such, should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or the Company's ability to make distributions.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------


         The following table provides the calculation of the Company's funds from operations (in thousands):

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                     ------------------------    ---------------------
                                                         1997        1996            1997      1996
                                                      ---------   ---------      ---------   -------

      Net income before minority interest and
          extraordinary items                        $ 21,503         9,203        57,029    19,881
      Adjustments to derive funds from operations:
          Add:
             Depreciation and amortization             19,543(2)     10,974        51,881(2) 24,171
          Deduct:
             Minority interests' (non Unitholders)
             share of depreciation, amortization
             and net income                              (379)         (146)         (965)     (763)
             Gain on sale of Asset                         --            --          (353)       --
                                                     -----------   ----------    ----------  ---------
      Funds from operations before allocation to
          the minority Unitholders                     40,667        20,031       107,592    43,289
      Less:  Funds from operations allocable to the
          minority Unitholders                         (3,276)       (2,390)       (9,376)   (6,761)
                                                      --------     ----------    ----------  ---------
      Funds from operations allocable
          to CarrAmerica Realty Corporation            37,391        17,641        98,216    36,528
      Less:  Preferred stock dividends (1)             (2,348)           --        (2,348)       --
                                                     -----------   ----------    ----------  ---------
      Funds from operations attributable
        to commons shares:                           $ 35,043        17,641      $ 95,868    36,528
                                                     ===========   ==========    ==========  =========

----------------
        Note 1: Excludes dividends on Series A preferred shares which are convertible into common shares.
        Note 2: Includes $90 of goodwill amortization related to the acquisition of the assets of OmniOffices, Inc.



         Changes in funds from operations are largely attributable to changes in net income between the periods as previously discussed.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Building and Lease Information

         The following table sets forth certain lease related information about each operating property owned by the Company as of September 30, 1997:

                                                  Company's
                                                  Effective         Net
                                                   Property    Rentable Area      Percent
Property                                          Ownership    (square feet)(1)   Leased(2)
--------                                          ---------    ----------------   ---------
Consolidated Properties
-----------------------
SOUTHEAST REGION
Downtown Washington, D.C.:
International Square (3 Properties)                   100.0%       1,018,383       96.3%
1730 Pennsylvania Avenue                              100.0          229,292       99.3
2550 M Street                                         100.0          187,931      100.0
1775 Pennsylvania Avenue (3)                          100.0          143,981       99.1
900 19th Street                                       100.0          100,907       84.1
1747 Pennsylvania Avenue                               89.7 (4)      152,119       84.5
1255 23rd Street                                       75.0 (5)      304,538       98.9
2445 M Street                                          74.0 (4)      266,902       96.6

Suburban Washington, D.C.:
One Rock Spring Plaza (3)                             100.0          205,298      100.0
Tycon Courthouse                                      100.0          416,195       99.0
Three Ballston Plaza                                  100.0          302,875       99.1
Sunrise Corporate Center (3 Properties)               100.0          260,643       99.9
   (formerly Reston Quadrangle)
Parkway One                                           100.0           87,842      100.0

Suburban Atlanta:
Veridian (22 Properties)                              100.0          187,842       95.2
Glenridge                                             100.0           64,431       99.4
Century Springs West                                  100.0           94,766       96.7
Holcomb Place                                         100.0           72,823      100.0
DeKalb Tech (5 Properties)                            100.0          163,159       87.5
Midori                                                100.0           99,900       95.3
Crestwood                                             100.0           88,186       93.4
Parkwood                                              100.0          151,020       83.6
Lakewood                                              100.0           80,338       98.2
The Summit                                            100.0          178,382      100.0
Triangle Parkway (3 Properties)                       100.0           82,102      100.0
   (formerly Spalding Triangle II)
2400 Lake Park                                        100.0           99,580       98.2
680 Engineering                                       100.0           62,154      100.0
Embassy Row (3 Properties)                            100.0          465,858       99.1

Florida:
Peninsula Plaza                                       100.0          160,391       94.7
                                                                     -------       ----
   (formerly Lake Wyman Plaza)
         Southeast Region Subtotal                                 5,727,838       96.9

PACIFIC REGION
Orange County/Los Angeles California:
Scenic Business Park (4 Properties)                   100.0          138,141      100.0
Harbor Corporate Park (4 Properties)                  100.0          148,836       95.4
Plaza PacifiCare                                      100.0          104,377      100.0
Katella Corporate Center                              100.0           79,917       96.4
Warner Center (12 Properties)                        `100.0          342,866       99.0
Warner Premier                                        100.0           61,553      100.0
Westlake Corporate (2 Properties)                     100.0           71,419       92.0
Von Karman                                            100.0          103,713      100.0
South Coast Executive Center (2 Properties)           100.0          161,301       95.6

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------



                                                  Company's         Net
                                                  Effective    Rentable Area
                                                   Property       (square       Percent
Property                                          Ownership      feet)(1)      Leased(2)
---------                                         ---------    --------------  ---------

San Diego  California:
Del Mar Corporate Plaza (2 Properties)                100.0          123,142      100.0
Wateridge Pavilion                                    100.0           62,194      100.0
Lightspan                                             100.0           64,800      100.0

San Francisco Bay Area  California:
CarrAmerica Corporate Center (6 Properties)           100.0          949,281      100.0
   (formerly AT&T Center)
Sunnyvale Research Plaza (3 Properties)               100.0          126,000      100.0
Rio Robles (7 Properties)                             100.0          368,178      100.0
Valley Business Park II (6 Properties)                100.0          161,040      100.0
   (formerly San Jose Orchard Business Park - B)
Bayshore Centre (2 Properties)                        100.0          195,249      100.0
   (formerly Orchard Bayshore Center)
Rincon Centre (3 Properties)                          100.0          201,178      100.0
   (formerly Orchard Rincon Centre)
Valley Centre II (4 Properties)                       100.0          212,082      100.0
   (formerly Orchard Office Centre II)
Valley Office Centre (2 Properties)                   100.0           68,731      100.0
   (formerly Orchard Office Centre)
Valley Centre (2 Properties)                          100.0          102,291      100.0
   (formerly Orchard Centre)
Valley Business Park I (2 Properties)                 100.0           67,784      100.0
   (formerly San Jose Orchard Business Park - A)
3745 North First Street                               100.0           67,582      100.0
Mission Plaza (2 Properties)                          100.0          102,687      100.0
North San Jose Technology Park (4 Properties)         100.0          299,233      100.0
   (formerly Fortran)
Foster City Technology Park (2 Properties)            100.0           66,869      100.0
150 River Oaks                                        100.0          100,024      100.0
San Mateo Center II & III                             100.0          140,675       97.9
3571 North First Street                               100.0          116,000      100.0
Amador I / Riconada (3 Properties)                    100.0          134,476      100.0
Amador III                                            100.0           82,944      100.0
Arayo Center (2 Properties)                           100.0          104,741      100.0

Sacramento California:
1860 Howe Avenue                                      100.0           97,887       97.2
University Park                                       100.0          121,257       84.1
Capital Corporate Center                              100.0           94,670       93.5

Suburban Portland:
RadiSys                                               100.0           80,525      100.0

Suburban Seattle:
Redmond East (10 Properties)                          100.0          398,030       99.9
Willow Creek                                          100.0           96,179      100.0
   (formerly Data I/O)
Canyon Park Business Center (6 Properties)            100.0          246,565      100.0
                                                                    --------      -----
         Pacific Region Subtotal                                   6,264,417       99.0


CENTRAL REGION Austin, Texas:
Norwood Tower                                         100.0          111,994       74.9
Littlefield Complex (2 Properties) (3)                100.0          120,815       77.0
First State Bank Tower                                100.0          260,840       72.9
Great Hills Plaza                                     100.0          135,333      100.0
Balcones Center                                       100.0           75,761       83.5
Park North (2 Properties)                             100.0          132,923       66.3
The Settings (3 Properties)                           100.0          132,647       97.9

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

                                                  Company's         Net
                                                  Effective    Rentable Area
                                                   Property       (square       Percent
Property                                          Ownership       feet)(1)      Leased(2)
---------                                         ---------    --------------  ---------
Suburban Chicago:
Parkway North (2 Properties)                          100.0          508,749       95.5
Unisys (2 Properties)                                 100.0          355,331       95.2
The Crossings (2 Properties)                          100.0          296,624       98.6
Bannockburn I & II (2 Properties)                     100.0          209,860       98.7
Bannockburn IV                                        100.0          108,470       98.7
Summit Oaks                                           100.0           91,601       89.8

Suburban Dallas:
Greyhound                                             100.0           92,890      100.0
Search Plaza                                          100.0          151,048       94.5
Quorum North                                          100.0          117,790       80.2
Two Mission Park                                      100.0           76,933       89.1
Quorum Place                                          100.0          176,562       91.0
Cedar Maple (3 Properties)                            100.0          112,176       96.1
Tollhill East & West (2 Properties)                   100.0          237,709       87.0
                                                                     -------       ----
         Central Region Subtotal                                   3,506,056       90.4

MOUNTAIN REGION Southeast Denver:
Harlequin Plaza (2 Properties)                        100.0          327,711       96.2
Quebec Court I & II (2 Properties)                    100.0          285,829      100.0
The Quorum (2 Properties)                             100.0          123,895       95.6
Greenwood Center                                      100.0           75,866       97.1
Quebec Center (3 Properties)                          100.0          106,849       96.1
Panorama Corporate Center I                           100.0          100,542       98.7
JD Edwards                                            100.0          189,087      100.0

Salt Lake City:
Sorenson Research Park (5 Properties)                 100.0          285,144      100.0
Draper Park North (3 Properties)                      100.0          178,098      100.0

Suburban Phoenix:
Camelback Lakes (2 Properties)                        100.0          200,489       98.2
Highland Park                                         100.0           77,932       95.9
Pointe Corridor IV                                    100.0          178,373       92.8
                                                                     -------       ----
         Mountain Region Subtotal                                  2,129,815       97.9
                                                                   ---------       ----
TOTAL CONSOLIDATED PROPERTIES:                                    17,628,126
                                                                  ----------
WEIGHTED AVERAGE                                                                   96.5%
                                                                                   ----

Unconsolidated Properties
-------------------------
Downtown Washington, D.C.:
AARP Headquarters                                      24.0(6)       477,187      100.0
Bond Building                                          15.0(7)       162,097      100.0
1717 Pennsylvania Avenue                               50.0(8)       181,566       95.2
Willard Office/Hotel                                    5.0(9)       242,787       97.8

Suburban Washington, D.C.:
Booz-Allen & Hamilton Building                         50.0(10)      222,989      100.0
                                                                    ---------     -----
TOTAL UNCONSOLIDATED PROPERTIES:                                     1,286,62
                                                                    ---------
WEIGHTED AVERAGE                                                                   98.9%
                                                                                   ----
ALL OPERATING PROPERTIES
------------------------
TOTAL:                                                           18,914,752
                                                                 ==========
WEIGHTED AVERAGE                                                                   96.7%
                                                                                   =====

---------------
(1)      Includes office and retail space but excludes storage space.

(2) Includes space for leases that have been executed and have commenced as of September 30, 1997.

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

(8) The Company holds a 50% limited liability interest, and is the managing member.

(9) The Company holds an effective 5% interest in the property by virtue of a 7.85% limited partner interest in a partnership that owns a 63.7% limited partner interest in the property. The partnership in which the Company holds an interest owns the improvements on the property and has a leasehold interest in the underlying land.

(10) The Company holds a 50% joint venture interest, and is the managing partner.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         The following table sets forth a schedule of lease expirations for executed leases as of September 30, 1997, for each of the 10 years beginning with 1997, for the 230 operating properties consolidated for financial statement purposes, assuming that no tenants exercise renewal options:


                       Year of                Net Rentable Area        Percent of Total Leased
                        Lease                Subject to Expiring           Square Footage
                      Expiration            Leases (Square Feet)       Represented by Expiring
                                                                               Leases*
                   -----------------        ----------------------    --------------------------

                        1997                      1,491,118                   8.8 %
                        1998                      2,604,816**                15.3
                        1999                      1,832,581                  10.8
                        2000                      2,239,384                  13.1
                        2001                      2,212,220                  13.0
                        2002                      1,770,281                  10.4
                        2003                      1,322,600                   7.8
                        2004                        924,057                   5.4
                        2005                        540,858                   3.2
                        2006 and thereafter       2,072,264                  12.2

------------
         * Excludes 617,947 square feet of space vacant as of September 30, 1997.
         ** Included in Lease Year 1998 expirations is 349,358 square feet for AT&T, a tenant at CarrAmerica Corporate Center. As of September 30, 1997, new leases have been executed to move the expiration of this square footage into lease years 2002 and 2008 for the AT&T space.

         The following table sets forth certain lease-related information for the consolidated operating properties presented in order to show downtown Washington, D.C. operating properties separate from other operating properties. The table presents leases that commenced during the twelve month period from October 1, 1996 to September 30, 1997, excluding the leases for operating properties that were executed prior to the date of acquisition:

                                                  Calculated on a Weighted Average Basis
                            -----------------------------------------------------------------------------------

                                              Tenant          Base                                    Leasing
                               Total      Improvements &    Rent per      Lease      Abatements     Commission
                              Square     Cash Allowances     Square      Life in         in         Per Square
Type of Lease               Feet Leased  per Square Foot      Foot        Years        Months          Foot
-------------               -----------  ---------------      ----        -----        ------          ----
Downtown
Washington, D.C.
Properties

Office                       712,131        $  5.64        $  29.88        7.0           0.6         $  2.18
Retail                        17,152          12.65           29.13        7.9           1.2            5.07
                           ---------
Total                        729,283           5.80           29.86        7.0           0.6            2.25
                           =========        =======        ========        ===           ===         =======


New leases or expansion
  space                      186,624        $ 16.75        $  26.30        9.0           2.4         $  6.19
Renewals of existing
  tenants' space             542,659           2.04           31.08        6.3           0.0            0.90
                           ---------
Total                        729,283           5.80           29.86        7.0           0.6            2.25
                           =========        =======        ========        ===           ===         =======

All Other Operating
Properties

Office                     3,202,585        $  5.60        $  16.98        5.6           0.3         $  1.98
Retail                        11,005           0.00            6.39        6.6           0.0            1.54
                           ---------
Total                      3,213,590           5.58           16.94        5.6           0.3            1.98
                           =========        =======        ========        ===           ===         =======

New leases or
  expansion space          1,690,727        $  6.72        $  15.34        5.8           0.6         $  2.47
Renewals of existing
  tenants' space           1,522,863           4.32           18.72        5.5           0.1            1.45
                           ---------
Total                      3,213,590           5.58           16.94        5.6           0.3            1.98
                           =========        =======        ========        ===           ===         =======

                                     Part II


OTHER INFORMATION

Item 1.    Legal Proceedings.

                 None

Item 2.    Changes in Securities.

                 In August 1997, the Company issued 8,000,000 shares of Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Shares"). The Series B Preferred Shares have a liquidation preference of $25.00 per share. The Series B Preferred Shares are not redeemable prior to August 12, 2002. On and after such date, the Series B Preferred Shares may be redeemed, in whole or in part, at the option of the Company, at a redemption price of $25.00 per share, plus all accrued and unpaid dividends. The Series B Preferred Shares are not convertible into any other securities of the Company. Dividends on the series B Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears on the last day of February, May, August and November of each year, commencing on August 31, 1997, at the rate of 8.57% of the liquidation preference per annum.

Item 3.    Defaults Upon Senior Securities.

                 None

Item 4.    Submission of Matters to a Vote of Security Holders.

                 None

Item 5.    Other Information.

                 None

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits

           10.1 Second Amended and Restated Revolving Credit Agreement dated as of September 15, 1997 among the Company, Carr Realty, L.P., CarrAmerica Realty, L.P., Morgan Guaranty Trust Company and Commercebank Aktiengesellschaft - New York Branch, NationsBank, N.A., Wells Fargo Bank, National Association, Bank of America National Trust and Savings Association, and the other banks listed therein.


           27.   Financial Data Schedule

           (b)   Reports on Form 8-K


           a. Current Report on Form 8-K dated July 1, 1997 relative to revision of management's discussion and analysis of financial condition and results of operations contained in Form 10 filed on behalf of CarrAmerica Realty, L.P. on June 16, 1997.

           b. Current Report on Form 8-K dated July 11, 1997 relative to press release on the Company's private debt offering.

           c. Current Report on Form 8-K dated August 4, 1997 relative to pro forma financial statements for the Company, as amended by a Current Report on Form 8-K/A dated August 8, 1997.

           d. Current Report on Form 8-K dated August 12, 1997 relative to the Company's Series B Preferred stock offering.

           e. Current Report on Form 8-K dated August 14, 1997 relative to supplemental financial information of the Company as of June 30, 1997.

           f. Current Report on Form 8-K dated August 29, 1997 relative to pro forma financial statement for the Company.

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


CARRAMERICA REALTY CORPORATION




/s/ Thomas A. Carr
-----------------------------------------------------
Thomas A. Carr, President and Chief Executive Officer




/s/ Brian K. Fields
----------------------------------------
Brian K. Fields, Chief Financial Officer




Date:    October 30, 1997

                                  Exhibit Index
                                  -------------


Exhibit   Description                                                       Page
-------   -----------                                                       ----

10.1 Second Amended and Restated Revolving Credit Agreement dated as of September 15, 1997 among the Company, Carr Realty, L.P., CarrAmerica Realty, L.P., Morgan Guaranty Trust Company and Commercebank Aktiengesell schaft-New York Branch, Nations Bank, N.A., Wells Fargo Bank, National Association, Bank of America National Trust and Savings Association, and the other banks listed therein.

27.       Financial Data Schedule