Form 10-K
period 1997-12-31
CARRAMERICA REALTY CORP
filed 1998-03-19
CIK 893577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For fiscal year ended December 31, 1997

           OR

  |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________

                         Commission File Number 1-11706


                         CARRAMERICA REALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                      52-1796339
  ------------------------                 -----------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

      1700 Pennsylvania Avenue, N.W.
             Washington, D.C.                            20006
  ---------------------------------------              --------
  Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (202) 624-7500

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock, $0.01 Par Value         New York Stock Exchange
Series B Cumulative Redeemable
  Preferred Stock, $0.01 Par Value    New York Stock Exchange
Series C Depositary Cumulative
  Redeemable Preferred Stock,
  $0.001 Par Value                    New York Stock Exchange
Series D Depositary Cumulative
  Redeemable Preferred Stock,
  $0.001 Par Value                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

          As of March 4, 1998, the aggregate market value of the 32,403,511 shares of Common Stock held by non-affiliates of the registrant was approximately $964.0 million, based upon the closing price of $29.75 on the New York Stock Exchange composite tape on such date.

Number of shares of Common Stock outstanding as of March 4, 1998:     59,997,486

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the Annual Stockholders Meeting to be held in 1998 are incorporated by reference into Part III.

================================================================================

PART 1


Item 1.          BUSINESS

THE COMPANY

General

         CarrAmerica Realty Corporation (the "Company") is a fully integrated, self-administered and self-managed publicly traded real estate investment trust ("REIT") that focuses primarily on the acquisition, development, ownership and operation of office properties in select suburban growth markets across the United States. As of March 1, 1998, the Company owned a greater than 50% interest in a portfolio of 256 operating office properties, and 41 properties under construction. These 256 operating properties contain an aggregate of approximately 19.9 million square feet and the 41 properties under construction will contain approximately 3.7 million square feet. The operating properties owned by the Company as of December 31, 1997 were 95.9% leased as of that date, with approximately 1,400 tenants.

         The Company and its predecessor, The Oliver Carr Company ("OCCO"), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 35 years. In November 1995, the Company announced a strategic alliance with a wholly-owned subsidiary of Security Capital U.S. Realty (together with Security Capital U.S. Realty, "SC-USREALTY"), a European real estate operating company which owns strategic positions in selected real estate companies in the United States. As of February 28, 1998, SC-USREALTY owned approximately 44.1% of the outstanding common stock of the Company (39.3% on a fully diluted basis).

         The Company's experienced staff of over 1,200 employees, including approximately 900 on-site building employees, provides a broad range of real estate services. The Company's principal executive offices are located at 1700 Pennsylvania Avenue, N.W., Washington, D.C. 20006, and its telephone number is
(202) 624-7500. After July 1, 1998 the Company's principal offices will be located at 1850 K Street, N.W., Washington, D.C. 20006 and its telephone number will be (202) 729-7500. The Company's web site can be found at www.carramerica.com. The Company was organized as a Maryland corporation on July 9, 1992.


Business Strategy

         The Company's primary business objectives are to achieve long-term sustainable per share cash flow growth and to maximize stockholder value through a strategy of (i) acquiring, developing, owning and operating office properties primarily in suburban markets throughout the United States that exhibit strong, long-term growth characteristics and (ii) maintaining and enhancing a national operating system that provides corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local level. The Company has focused its investments primarily in suburban markets throughout the United States because it believes that the suburban markets provide growth oriented companies and their employees with workplace locations which have lower operating costs, greater convenience and a higher quality of life than traditional central business district locations.

         Target Markets. The Company has focused its acquisition and development activity in markets of the United States, which generally possess strong long-term growth characteristics. Within these markets, the Company is targeting specific submarkets in which (i) operating costs for businesses are relatively low, (ii) long-term population and job growth generally are expected to exceed the national average, (iii) large, well-educated employment pools exist, and
(iv) barriers to entry exist for new supplies of office space. The Company has established a local presence in each of its existing target markets through its investment activity and through relationships established by its experienced market officers. The Company's target markets include the following: Suburban Atlanta, Suburban Austin, Suburban Chicago, Suburban Dallas, Southeast Denver, Tampa, Florida, Boca Raton, Florida, Orange County/Los Angeles, Suburban Phoenix, Suburban Portland, Oregon, Sacramento, Suburban Salt Lake City, San Diego, San Francisco Bay Area, Suburban Seattle and metropolitan Washington, D.C.

         For each identified target market, the Company has established a set of general guidelines and physical characteristics to evaluate investment opportunities. All investment decisions are driven by real estate research, focusing on variables such as composition of economic base, rate and composition of job growth and office space supply and demand fundamentals. During 1997, the Company believes that it met its critical mass threshold in substantially all of its target markets. By achieving such critical mass, the Company believes that it is able to better serve its customers' needs, realize certain operating efficiencies and achieve sustainable long-term per share cash flow growth and maximize stockholder value.

         As of December 31, 1997 the distribution of the Company's operating properties (on a rentable square foot basis) was as follows: 38% in its Pacific region, primarily in suburban Seattle and the California markets of Silicon Valley, Pleasanton, San Mateo, Orange County, Los Angeles and San Diego; 31% in its Southeast region, primarily in metropolitan Washington, D.C., suburban Atlanta and Boca Raton, Florida; 14% in its Mountain region, primarily in suburban Salt Lake City, southeast Denver and suburban Phoenix; and 17% in its Central region, primarily in suburban Chicago, suburban Dallas and suburban Austin. Downtown Washington, D.C., which represented 100% of the Company's portfolio in 1993, accounted for approximately 13% of the Company's portfolio (on a rentable square foot basis) as of December 31, 1997.

         Operating Property Acquisitions. In November 1995, the Company implemented a major initiative to acquire operating office properties in order to establish the operating platform for its national business strategy. Between January 1, 1996 and March 1, 1998, the Company acquired 241 operating properties containing approximately 16.7 million square feet, resulting in an approximate 500% increase in the total square footage of operating properties in which the Company has a majority interest. These properties were acquired for an aggregate purchase price of approximately $1.9 billion.

         Development Program. Development of office properties is an increasingly important component of the Company's growth strategy as attractive acquisition opportunities diminish due to the influx of capital into the office property market. The Company believes that long-term investment returns resulting from properties it develops generally will exceed those from properties it acquires, and the Company will not assume significantly increased investment risks. The Company minimizes its development risk by employing extensively trained and experienced development personnel, by avoiding the assumption of significant entitlement risk in conjunction with land acquisitions and by entering into guaranteed maximum price (GMP) construction contracts with seasoned and credible contractors. Most importantly, the Company carefully analyzes the supply and demand characteristics of a target market before commencing inventory development in the market. In general, the Company will only undertake inventory development (which excludes properties under construction that have been substantially pre-leased) in markets with strong real estate fundamentals, and then the Company generally will construct office buildings attractive to a wide range of office users. The Company's research-driven development program enables it to tailor its development activities in each target market, from inventory development, to build-to-suit projects, to holding land for future development. From January 1, 1997 to March 1, 1998, the Company placed in service nine development properties containing approximately 780,000 square feet. The total cost of these development properties was $99.1 million and the Company expects that the first year stabilized unlevered return of these properties will be 11.7%. In addition, as of March 1, 1998, the Company had an additional 41 properties under construction that will contain approximately 3.7 million square feet.

         Investments in Land Held for Future Development. The Company believes that acquiring land to support future development provides it with a competitive advantage in responding to customers' needs for office space in markets with low vacancy rates, barriers to entry for new supplies of office space and increasing rental rates. The Company also believes that the long-term investment returns available to it on office properties it develops generally will exceed those of office property acquisition opportunities currently available to the Company. In addition to its portfolio of operating properties and projects currently under development, the Company owned or controlled, as of March 1, 1998, land in 15 of its target markets that is expected to support future development of up to 5.9 million square feet. The Company believes that acquiring land to support future development provides it with a competitive advantage in responding to customers' needs for office space in markets with low vacancy rates.

         National Operating System. As part of its business strategy, the Company has developed and will continue to enhance a national operating system to provide nationally coordinated customer service, marketing and development. The Company's national operating system consists of three components: (i) a Market Officer Group, currently consisting of 11 market officers focused on developing and maintaining strong local relationships with the Company's customers and the brokerage community and identifying investment opportunities for the Company; (ii) a Corporate Services Group, which is dedicated to marketing the Company's office space to a targeted list of companies; and
(iii) a National Development Group, which is responsible for developing office properties, build-to-suit facilities and business parks. The Company's national operating system is designed to provide corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local levels. The Company believes that through its existing portfolio of operating properties, property development opportunities and land acquired and currently held for future development, the Company can generate incremental demand through the relocation and expansion needs of many of its customers, both within a single target market and in multiple target markets.

         Market Officer Group. The Market Officer Group currently consists of 11 market officers who cover the 16 target markets in which the Company currently owns properties. These market officers are responsible for maximizing the performance of the Company's properties in their markets and ensuring that the needs of the Company's customers are consistently being met. Because they meet with the Company's customers on a regular basis, market officers are cognizant of and responsive to customers' relocation or expansion needs. The market officers have extensive knowledge of local conditions in their respective markets and, therefore, are invaluable in identifying attractive investment opportunities in their markets. In addition, through their contact with customers, market officers are well positioned to help the Corporate Services Group identify customers with new build-to-suit and multi-market requirements.

         Corporate Services Group. The Company established the Corporate Services Group in 1997. This group is responsible for marketing the Company's properties, build-to-suit capabilities and the national scope of the Company's operations to a targeted list of major corporate users. The Corporate Services Group acts as a primary point of contact for national customers, coordinating all of the office space the Company offers and giving corporate customers the opportunity to address their national space requirements efficiently and economically.

         National Development Group. The National Development Group is responsible for developing suburban office properties, build-to-suit facilities and business parks. The Company's development team currently has over 40 professionals consisting of architects, engineers and construction professionals across the United States who have an average of over 15 years of experience developing office properties. This team of development professionals oversees every aspect of the Company's land planning, building design, construction and development of office properties, ensuring that all projects meet the same high standards and uniform specifications in building design and systems. The Company believes that, the National Development Group's expertise has given the Company a competitive edge in marketing its facilities and services to customers.

         Executive Office Suites Business. In August 1997, OmniOffices, Inc. ("OmniOffices"), an affiliate of the Company, acquired substantially all of the assets of OmniOffices Group, Inc. and its subsidiaries for an aggregate purchase price of approximately $50 million in cash. These assets included 28 executive office suite centers containing approximately 1,650 office suites located in 14 markets across the country. In addition, OmniOffices has acquired an additional 10 executive office suite centers, and entered into an agreement to acquire (subject to certain closing conditions) an additional 22 executive office suite centers (although there can be no assurance that this pending acquisition will be consummated), for an aggregate cash investment of approximately $88 million. These additional 32 executive office suite centers contain approximately 2,300 office suites located primarily in New York City, San Francisco, Chicago, Tampa, Indianapolis and San Diego, and are operated by the two largest franchisees of the HQ(R) executive office suite network, the largest operator of executive suites.

         The "executive office suites" business typically involves leasing 20,000 to 30,000 square feet of an office building from the owner and outfitting that space with 60-70 individual offices (known as office suites) that are leased on a relatively short-term basis (i.e., one year or less) to customers who generally utilize one to three offices at a time. OmniOffices generally provides these customers with administrative support services (e.g., secretarial, duplicating, fax and receptionist services), conference and training facilities, video conferencing, travel arrangements and catering arrangements. The Company believes that approximately 60% of the current demand being generated for executive office suites originates from national and multi-national companies. The Company believes that this line of business has significant potential for growth because the demand for executive office suites is likely to increase as companies seek greater flexibility and alternative workplace solutions for their staffing and business plan requirements. The Company believes that its position as the only national office property owner and operator providing both traditional, long-term office space and (through OmniOffices) flexible, short-term workplace options provides it with a competitive advantage in meeting the evolving needs of growing companies.

         OmniOffices expects to continue expanding its operations through a program encompassing both acquisitions and the creation of new executive office suite centers. OmniOffices has financed its recent acquisitions primarily through debt and equity investments by the Company. (In conformance with limitations under the tax laws relating to REITs, OmniOffices is structured as a taxable "C" corporation in which the Company owns 95% of the economic interest, but none of the voting stock.) Because the tax laws relating to REITs limit the amount of investment by the Company in OmniOffices to 5% of the Company's total assets (or approximately $150 million), future growth of OmniOffices likely will be financed through third-party debt financing (some or all of which may be guaranteed by the Company) or equity investments by others (possibly including public investors).

         Asset Optimization. As a component of its business strategy, the Company may dispose of assets that become inconsistent with its long-term strategic or return objectives or where market conditions for disposition are favorable. The Company would then redeploy the proceeds of such dispositions into other office properties (utilizing tax-deferred exchanges where possible). Consistent with this strategy, during 1997, the Company disposed of seven properties containing approximately 664,000 square feet for approximately $68 million in value. The Company recognized a gain of $5.4 million in conjunction with these transactions. In addition, in January 1998, the Company disposed of an additional property containing 267,000 square feet for approximately $78 million in value, resulting in a gain of $43.8 million. The Company also may consider disposing of additional properties or interests in properties, some of which may be significant. The Company, however, has agreed with SC-USREALTY to use its reasonable efforts to dispose of properties only through tax-deferred exchanges (and the Company also is subject to other similar restrictions with respect to certain properties acquired by CarrAmerica Realty, L.P. and Carr Realty, L.P.).

Recent Developments

         From January 1, 1997 to March 1, 1998, the Company invested approximately $1.3 billion ($1.099 billion in cash, the assumption of $182.8 million of debt and the issuance of $26.0 million in partnership interests ("Units")) in 95 operating properties containing approximately 7.6 million square feet and in land held for future development which is expected to support the development of approximately 6.7 million square feet. On certain parcels of land acquired between January 1, 1997 and March 1, 1998, the Company developed and placed into service five properties containing an aggregate of approximately 346,000 square feet and placed under construction 31 properties which will contain an aggregate of approximately 2.6 million square feet. The table below provides certain information by market regarding the operating properties acquired between January 1, 1997 and March 1, 1998:

                                          Purchase
                                            Price       Number of     Rentable
         Region/Market                  (in millions)  Properties    Square Feet
         ------------------------       ------------   ------------- -----------
         SOUTHEAST REGION
              Suburban Atlanta              $  58.8         5          626,000
              Boca Raton, Florida              42.8         1          279,000
         PACIFIC REGION
              San Francisco Bay Area          313.3        29        2,007,000
              Sacramento                       34.6         8          314,000
              Orange County/Los Angeles        79.8         7          489,000
              San Diego                        35.6         5          325,000
              Suburban Portland, Oregon         9.0         1           81,000
              Suburban Seattle                 51.0         8          438,000
         CENTRAL REGION
              Suburban Chicago                 92.8         6          707,000
              Suburban Austin                  15.6         2          171,000
              Suburban Dallas                  93.8         9          936,000
         MOUNTAIN REGION
              Suburban Salt Lake City          50.1         8          463,000
              Suburban Phoenix                112.6         6          714,000
                                           ========     =====        =========
                   Total                   $  989.8        95        7,550,000
                                           ========    ======        =========

         The following table provides certain information regarding the Company's acquisition of land (including land subject to options), all of which was acquired between January 1, 1997 and March 1, 1998:

                                              Square Feet            Future
                                                 Under             Buildable
          Region/Market                      Construction        Square Footage
          ------------------------------    ----------------    ----------------
          Pacific Region:
             San Francisco Bay Area            776,000(1)            254,000
             Suburban Portland, Oregon              --(2)            444,000
             Orange County/Los Angeles              --               136,000
             San Diego                         182,000               156,000
             Suburban Seattle                  279,000               286,000
                                            ----------             ---------
                 Subtotal                    1,237,000             1,276,000
                                            ----------             ---------

          Mountain Region:
             Southeast Denver                       --               128,000
             Suburban Salt Lake City            50,000               193,000
             Suburban Phoenix                  137,000               350,000
                                            ----------             ---------
                 Subtotal                      187,000               671,000
                                            ----------             ---------

          Central Region:
             Suburban Dallas                   607,000               740,000
                                            ----------             ---------
                 Subtotal                      607,000               740,000
                                            ----------             ---------

          Southeast Region:
             Suburban Washington, D.C.         322,000                    --
             Downtown Washington, D.C.              --               221,000
             Boca Raton, Florida               188,000               388,000
             Tampa, Florida                         --               202,000
             Suburban Atlanta                   76,000               216,000
                                            ----------             ---------
                 Subtotal                      586,000             1,027,000
                                            ----------             ---------
          TOTAL                              2,617,000             3,714,000
                                            ==========             =========
          -----------
          (1) Excludes Baytech Business Park which was purchased in 1997 and placed in service in January 1998.
          (2) Excludes RadiSys II which was purchased in 1997 and placed in service in December 1997.

Capital Transactions

         During the fourth quarter of 1997, the Company raised aggregate net proceeds of $246 million. The Company sold 6,000,000 depositary shares of Series C Cumulative Redeemable Preferred Stock in October 1997, and 2,000,000 depositary shares of Series D Cumulative Redeemable Preferred Stock in December 1997, from which the Company raised net proceeds of $145 million and $48 million, respectively. In addition, the Company sold 1.8 million shares of its common stock to two unit investment trusts and a concurrent sale to SC-USREALTY in December, 1997, from which the Company raised net proceeds of $53 million. The net proceeds of these offerings were used to acquire the suburban office properties and land described above, to fund develpoment costs and to pay down indebtedness under the Company's unsecured credit facility.

         In February 1998, the Company sold seven-year and ten-year senior unsecured notes in an offering that raised net proceeds of approximately $198 million. The net proceeds were used to acquire the suburban office properties and land described above, to fund development costs, to pay down indebtedness under the Company's unsecured credit facility, and to pay certain costs related to certain related hedging contracts.

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: national and local economic, business and real estate conditions that will, among other things, affect demand for office properties, availability and creditworthiness of tenants, the level of lease rents and the availability of financing for both tenants and the Company, adverse changes in the real estate, including, among other things, competition with other companies, risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget), governmental approvals, actions and initiatives, and environmental/safety requirements.

Directors of the Company

         The directors of the Company are divided into three classes, with approximately one-third of the directors elected by the stockholders annually. As of March 1, 1998, the Board of Directors of the Company consisted of the following persons:

         Oliver T. Carr, Jr., 72, has been the Chairman of the Board of Directors of the Company since it commenced operations in February 1993. In May 1997, Mr. Carr resigned as Chief Executive Officer, a position he had since February 1993. Mr. Carr's term as a director of the Company expires at the 1999 Annual Meeting of Stockholders. Mr. Carr founded the Company's predecessor, The Oliver Carr Company, in 1962 and since that time has been its Chairman of the Board and a director. In addition, Mr. Carr had served as President of The Oliver Carr Company from 1993 to the present. He was Chairman of the board of Trustees of The George Washington University from July 1988 to June 1995. Mr. Carr is the father of Thomas A. Carr and Robert O. Carr. Mr. Carr is a member of the Executive Committee and the Investment Committee of the Board of Directors.

         Thomas A. Carr, 39, has been President and a director of the Company since February 1993. Mr. Carr's term as a director of the Company expires at the 1998 Annual Meeting of Stockholders. In May 1997, Mr. Carr was appointed Chief Executive Officer of the Company. Mr. Carr was the Company's Chief Operating Officer from May 1995 to May 1997 and the Company's Chief Financial Officer from February 1993 to May 1995. Mr. Carr was President of Carr Partners, Inc., a financial services affiliate of The Oliver Carr Company, from 1991 until Carr Partners, Inc. ceased operations in February 1993. Prior to that time, Mr. Carr was Vice President of Suburban Development and Regional Development Partner for Maryland beginning in 1985. Mr. Carr is a member of the National Association of Real Estate Investment Trusts (NAREIT), a member of International Development Research Council CRE 2000 Research project (IDRC), a director of Lafayette Square Investments, Inc. and a director of The Oliver Carr Company. Mr. Carr also serves as a director and officer of certain subsidiaries of the Company, including as Chairman of the Board of Directors of OmniOffices. Mr. Carr holds a Masters degree in Business Administration from Harvard Business School and a Bachelor of Arts degree from Brown University. Mr. Carr is a member of the Executive Committee and the Investment Committee of the Board of Directors. In addition, Mr. Carr is a member of management's Operating Committee and Investment Committee.

         Andrew F. Brimmer, 71, has been a director of the Company since February 1993. Dr. Brimmer's term as a director of the Company expires at the 1999 Annual Meeting of Stockholders. He has been President of Brimmer & Company, Inc., an economic and financial consulting firm, since 1976. Since 1995, Dr. Brimmer has served as the chairman of the District of Columbia Financial Control Board. Dr. Brimmer was a member of the Board of Governors of the Federal Reserve System from 1966 through 1974. He is also the Wilmer D. Barrett Professor of Economics at the University of Massachusetts-Amherst. Dr. Brimmer serves as a director of BlackRock Investment Income Trust, Inc. (and other affiliated funds), E.I. du Pont de Nemours & Company, Navistar International Corporation, Borg-Warner Automotive, Inc. and Airborne Express. Dr. Brimmer received a Bachelor of Arts and a Masters degree in Economics from the University of Washington and holds a Ph.D. in Economics from Harvard University. Dr. Brimmer is a member of the Audit Committee of the Board of Directors.

         A. James Clark, 70, has been a director of the Company since February 1993. Mr. Clark's term as a director of the Company expires at the 1998 Annual Meeting of Stockholders. He has been Chairman of the Board and President of Clark Enterprises, Inc., a Bethesda, Maryland-based company involved in real estate, communications, and commercial and residential construction, since 1972. Mr. Clark is a member of the University of Maryland Foundation, and serves on the Board of Trustees of The Johns Hopkins Board of Medicine. He is also a member of the PGA Tour Golfcourse Properties Advisory Board, an Advisory Director of Lockheed Martin Corporation and a director of Potomac Electric Power Company. Mr. Clark is a graduate of The University of Maryland. Mr. Clark is a member of the Executive Committee, Executive Compensation Committee, Investment Committee and Nominating Committee of the Board of Directors.

         Todd W. Mansfield, 40, has been a director of the Company since November 1997. Mr. Mansfield filled a vacancy for a directorship whose term expires at the 2000 Annual Meeting of Stockholders. Mr. Mansfield has been Managing Director of Security Capital (U.K.) Management Limited since May 1997. Prior to that time, Mr. Mansfield had been with The Walt Disney Company since May 1986, where he was Executive Vice President/General Manager of Disney Development Company and President of The Celebration Company. Mr. Mansfield is a director of Parking Services International (an affiliate of SC-USREALTY) and a trustee of Urban Growth Property Trust (an affiliate of SC-USREALTY). Mr. Mansfield also is a director of OmniOffices. Mr. Mansfield received his Masters in Business Administration from Harvard University and his Bachelor of Arts from Claremont McKenna College. Mr. Mansfield is a member of the Executive Compensation Committee of the Board of Directors.

         Caroline S. McBride, 44, has been a director of the Company since July 1996. Ms. McBride's term as a director of the Company expires at the 1998 Annual Meeting of Stockholders. Ms. McBride is a Managing Director of Security Capital Global Strategic Group, an affiliate of SC-USREALTY. From January 1995 to June 1996, Ms. McBride was the director of private market investments for the IBM Retirement Fund and from January 1992 to January 1995, she was the director of real estate investments for such fund. Prior to joining the IBM Retirement Fund in 1992, Ms. McBride was director of finance, investments and asset management for IBM's corporate real estate division. Ms. McBride is on the Boards of Directors of Storage USA (an affiliate of SC-USREALTY), the Pension Real Estate Association (PREA) and the Real Estate Research Institute. Ms. McBride received her Masters in Business Administration from New York University and a Bachelor of Arts degree from Middlebury College. Ms. McBride is a member of the Investment Committee and the Audit Committee of the Board of Directors.

         William D. Sanders, 56, has been a director of the Company since May 1996. Mr. Sanders' term as a director of the Company expires at the 1999 Annual Meeting of Stockholders. Mr. Sanders is the founder and Chairman of Security Capital Group (an affiliate of SC-USREALTY). Mr. Sanders resigned on January 1, 1990, as chief executive officer of LaSalle Partners Limited, which he founded in 1968. Mr. Sanders is on the Boards of Directors of R. R. Donnelley & Sons Company, SC-USREALTY, Storage USA, Inc. (an affiliate of SC-USREALTY) and Regency Realty Corporation (an affiliate of SC-USREALTY). Mr. Sanders is a former trustee and member of the executive committee of the University of Chicago and a former trustee fellow of Cornell University. Mr. Sanders received his Bachelor of Science degree from Cornell University. Mr. Sanders is a member of the Nominating Committee of the Board of Directors.

         Wesley S. Williams, Jr., 55, has been a director of the Company since February 1993. Mr. Williams' term as a director of the Company expires at the 1998 Annual Meeting of Stockholders. Mr. Williams has been a partner of the law firm of Covington & Burling, Washington, DC, since 1975. He was an adjunct professor of real estate finance law at the Georgetown University Law Center from 1971 to 1973 and is a contributing author to several texts on banking law and on real estate finance and investment. Mr. Williams is also on the Editorial Advisory Board of the District of Columbia Real Estate Reporter. Mr. Williams serves on the Boards of Directors of Blackstar Communications, Inc. and its Florida, Michigan and Oregon subsidiaries; Blackstar LLC and its Nebraska and South Dakota subsidiaries; and the Federal Reserve Bank of Richmond. Mr. Williams is Chairman of the Boards of Directors of Broadcast Capital, Inc. and Broadcast Capital Fund, Inc. and is Vice Chairman of The Lockhart Companies, Incorporated. Mr. Williams also is a member of the Executive Committee of the Board of Trustees of Penn Mutual Life Insurance Company. Mr. Williams received a B.A. and J.D. from Harvard University, an M.A. from the Fletcher School of Law and Diplomacy and an L.L.M. from Columbia University. Mr. Williams is a member of the Executive Compensation Committee of the Board of Directors.


Executive Officers and Certain Key Employees of the Company

         As of March 1, 1998, the Company's executive officers and key employees were as follows:

         Brian K. Fields, 38, has been the Company's Chief Financial Officer since May 1995. Prior to that time, Mr. Fields had served as the Company's Vice President, Treasurer and Controller since February 1993. Mr. Fields served as Treasurer and Controller of The Oliver Carr Company from 1990 to February 1993. Mr. Fields serves as a director and officer of certain subsidiaries of the Company. He holds a Bachelor of Science degree in Accounting from Virginia Tech and is a Certified Public Accountant. Mr. Fields is a member of management's Operating Committee and Investment Committee.

         Kent C. Gregory, 47, has been the Company's Managing Director--Corporate Services since July 1997. Prior to that time, Mr. Gregory had been employed by Opus, a real estate services company, since 1993, serving as Senior Vice President of National Accounts. He holds a Masters in Business Administration from Pace University and a Bachelor of Arts degree in Business Administration from St. Thomas University. Mr. Gregory is a member of management's Operating Committee and Investment Committee.

         Philip L. Hawkins, 42, has been the Company's Managing Director--Asset Management since February 1996. Prior to that time, Mr. Hawkins had been employed by LaSalle Partners Limited, a real estate services company, since 1982, serving as Executive Vice President, Eastern Division, Asset Management Group since 1995, Senior Vice President, Northeast Region, Asset Management Group from 1990 to 1994, and in other asset management positions prior to that time. Mr. Hawkins also was a director of LaSalle Partners Limited. He holds a Masters in Business Administration from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Hamilton College. Mr. Hawkins is a member of management's Operating Committee and Investment Committee. Mr. Hawkins serves as a director and officer of certain subsidiaries of the Company, including as a director of OmniOffices.

         Robert E. Peterson, 46, has been the Company's Managing Director-- Development since August 1997 and President of CarrAmerica Development, Inc. since January 1, 1998. Prior to that time, Mr. Peterson had been Regional Managing Director, Southeast Region, since November 1996. Mr. Peterson has over 23 years of real estate experience. Mr. Peterson's most recent experience includes 18 years as President of Peterson Properties, which he co-founded in 1978. Mr. Peterson is a former member of the Society of Industrial and Office Realtors and serves on the Developer Advisory Council for the Georgia Chapter of the National Association of Industrial and Office Parks. Mr. Peterson holds a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill. Mr. Peterson is the brother of James D. Peterson. Mr. Peterson is a member of management's Operating Committee and Investment Committee.

         Robert G. Stuckey, 36, has been the Company's Chief Investment Officer since August 1997. Prior to that time, Mr. Stuckey had been the Company's Managing Director--Acquisitions and Development since February 1996. Prior to that time, Mr. Stuckey was employed by Security Capital Industrial Trust (an affiliate of SC-USREALTY) since January 1993, serving as Senior Vice President managing the operations of the development group since November 1994, and as Vice President supervising acquisition due diligence from May 1993 to November 1994. Mr. Stuckey serves as a director and officer of certain subsidiaries of the Company. Mr. Stuckey holds a Masters in Business Administration from Harvard Business School and a Bachelor of Science in Finance from the University of Nebraska. Mr. Stuckey is a member of management's Operating Committee and Investment Committee.

         Paul R. Adkins, 39, has been the Company's Vice President, Market Officer for Washington, D.C. since August 1996. Mr. Adkins has been with the Company for over 15 years, including serving as Vice President of Acquisitions from May 1994 to August 1996. Prior to that, Mr. Adkins served in a variety of other capacities with the Company, with over 12 years in commercial real estate leasing. Mr. Adkins is a member of the District of Columbia's Building Industry Association and Northern Virginia's National Association of Industrial and Office Parks. Mr. Adkins holds a Bachelor of Arts degree from Bucknell University.

         Steven N. Bralower, 47, has been Senior Vice President of Carr Realty, L.P., a subsidiary of the Company, since May 1996. Mr. Bralower was Senior Vice President of Carr Services, Inc., a subsidiary of the Company, from 1993 to May 1996. He was Senior Vice President of The Oliver Carr Company from 1985 to February 1993, where he was responsible for overseeing and directing one-half of that Company's leasing activities in its portfolio of commercial office and retail space. Mr. Bralower first joined The Oliver Carr Company in 1978 as a commercial leasing agent. Mr. Bralower has been a member of the Georgetown University Law Center adjunct faculty since 1987. Mr. Bralower holds a Bachelor of Arts degree from Kenyon College.

         Robert L. Brumm, 46, has been a Senior Vice President of the Company since February 1998. Prior to that Mr. Brumm had been Vice President, Human Resources and Administration of the Company since May 1996. From 1993 to 1996, Mr. Brumm held the same position with Carr Services, Inc., a subsidiary of the Company, and from March 1990 to 1993 held the same position with The Oliver Carr Company. He is responsible for managing the Human Resources, Risk Management, Training, and Office Management functions. He has over 20 years of experience, including eight years with Mark Controls Corporation and five years with the real estate division of Philip Morris, Inc. Mr. Brumm received his L.C. Bachelors degree from California State University at Long Beach.

         Robert O. Carr, 47, has been President and Chairman of the Board of Directors of Carr Services, Inc., a subsidiary of the Company, since February 1993. Mr. Carr served as a director of the Company from 1993 until 1997. Mr. Carr is a director of The Oliver Carr Company and, from 1987 until February 1993, served as its President and Chief Executive Officer. Mr. Carr joined The Oliver Carr Company in 1973 and has served in a number of positions, which have included the supervision of all development operations since 1979 and all day-to-day company operations since 1982 as Executive Vice President. Mr. Carr is a member of the Boards of Directors for the Greater Washington Research Center, the Corcoran School of Art and the National Cathedral School for Girls. Mr. Carr is also a member of the Greater Washington Board of Trade, the Urban Land Institute and the D.C. Chamber of Commerce. Mr. Carr holds a Bachelor of Arts degree from Trinity College.

         Clete Casper, 38, has been the Company's Vice President, Market Officer for suburban Seattle since July 1996. Mr. Casper has over 10 years of experience in real estate and marketing. Mr. Casper's most recent experience includes one year as a Senior Associate with CB Commercial Real Estate Group Inc., Seattle, Washington. Prior to that, Mr. Casper was with Sabey Corporation in Seattle, Washington, serving as Development Manager for four years and a Marketing Associate for five years. Mr. Casper is a graduate of Washington State University.

         John J. Donovan, Jr., 54, has been a Senior Vice President of Carr Services, Inc., a subsidiary of the Company, since February 1993. Prior to that, Mr. Donovan was Senior Vice President of The Oliver Carr Company from 1988 to February 1993 and was responsible for overseeing and directing one-half of The Oliver Carr Company's leasing activities in its portfolio of commercial office and retail space. Mr. Donovan joined The Oliver Carr Company as a commercial leasing agent in 1976. He is a member of the Advisory Board for Jubilee Enterprise of Greater Washington (an affiliate of Jubilee Housing and The Enterprise Foundation). Mr. Donovan holds a Bachelor of Arts degree from Georgetown University.

         Karen B. Dorigan, 33, has been a Senior Vice President of the Company since May 1997. Prior to that, Ms. Dorigan was the Company's Vice President--Land Due Diligence since January 1996. Prior to that time, Ms. Dorigan served for more than nine years in a variety of capacities in the development business of The Oliver Carr Company, including from February 1993 to January 1996 as a Vice President. She is a past member of the Northern Virginia Building Industry Association's Arlington Chapter Council. Ms. Dorigan holds a Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School.

         J. Thad Ellis, 37, has been the Company's Vice President, Market Officer for suburban Atlanta since November 1996. Mr. Ellis has over 13 years of experience in real estate. Mr. Ellis' most recent experience includes 10 years with Peterson Properties, where his primary responsibility was to oversee and coordinate leasing and property management for the management services portfolio. Mr. Ellis is a graduate of Washington & Lee University and is involved with the National Association of Industrial and Office Parks and Atlanta's Chamber of Commerce and is on the Advisory Board of Black's Guide.

         Richard W. Greninger, 46, has been Senior Vice President--Operations of the Company since January 1998. Prior to that, Mr. Greninger had been the Senior Vice President of Carr Services, Inc., a subsidiary of the Company, since March 1995. Prior to that time, he had been Vice President of Carr Services, Inc. since February 1993. Mr. Greninger was with The Oliver Carr Company as Vice President of Property Management Services from January 1992 to February 1993. During 1994, Mr. Greninger served as President of the Greater Washington Apartment and Office Building Association. Mr. Greninger has served as a director of both the Institute of Real Estate Management and the Building Owners and Managers Association. Mr. Greninger holds a Masters in Business Administration from the University of Cincinnati and a Bachelor of Science degree from Ohio State University.

         John S. Herr, 42, has been the Company's Senior Vice President, Market Officer for Northern California since February 1998. Prior to that time, Mr. Herr served as the Company's Vice President, Market Officer for Northern California since September 1996. Mr. Herr has over 13 years of experience in real estate marketing. Mr. Herr's most recent experience includes 2 years as the President and Chief Executive Officer of Simeon Commercial Properties in San Francisco, California. Prior to that, Mr. Herr spent 8 years with Trammel Crow, serving as Principal and Executive Vice President in San Francisco for two years; Partner in Richmond, Virginia for three years, and Marketing Representative in Washington, D.C. for four years. Mr. Herr holds a Masters in Business Administration from Stanford University and a Bachelors degree from the U.S. Naval Academy.

         Austin W. Lehr, 36, has been the Company's Vice President, Market Officer for Southeast Denver since July 1996. Mr. Lehr has over 11 years of experience in real estate marketing. Mr. Lehr's most recent experience includes four years as a Vice President with Southwest Value Partners and Affiliates in Phoenix, Arizona. Prior to that, Mr. Lehr spent four years with Draper and Kramer, Incorporated in Washington, D.C. as the Director of Development and Marketing. Mr. Lehr holds a Masters of Management degree from Northwestern University and a Bachelor of Arts degree from Williams College.

         Linda A. Madrid, 38, has been the Company's Senior Vice President and General Counsel since March 1998. Prior to that time, Ms. Madrid had been Senior Vice President, Managing Director of Legal Affairs and Corporate Secretary of Riggs National Corporation/Riggs Bank N.A. since February 1996 and Vice President and Litigation Manager from September 1993 to January 1996. Prior to that time, Ms. Madrid practiced law in several law firms in Washington, D.C. and served as Assistant General Counsel for Amtrak. Ms. Madrid holds a J.D. from Georgetown University Law Center and a Bachelor of Arts degree from Arizona State University.

         Dwight L. Merriman, 37, has been the Company's Senior Vice President, Market Officer for Southern California since February 1998. Prior to that time, Mr. Merriman served as the Company's Vice President, Market Officer for Southern California since August 1996. Mr. Merriman has over 12 years of experience in real estate marketing. Mr. Merriman's most recent experience includes one year as Vice President with Security Capital Industrial Trust (an affiliate of SC-USREALTY) in Irvine, California. Prior to that, Mr. Merriman spent 11 years with Overton, Moore in Los Angeles, serving as the Director of Marketing--Asset Management (Partner) for five years, the Director of Marketing--Development (Partner) for four years and Marketing Associate for two years. Mr. Merriman holds a Masters in Business Administration from the University of California at Los Angeles and a Bachelors degree from the University of Southern California.

         B. Thomas Miller, Jr., 36, has been an Executive Vice President of OmniOffices, Inc., since October 1997. Prior to that Mr. Miller had been the Company's Vice President--Acquisitions and Marketing since September 1996. Mr. Miller has over 10 years of experience in real estate marketing. Mr. Miller's most recent experience includes three years as Vice President of Security Capital Investment Research Incorporated (an affiliate of SC-USREALTY). Prior to that time, Mr. Miller spent three years as a Senior Manager with Arthur Andersen S.C. Real Estate Services Group and two years as an Associate in Management Advisory Services at Kenneth Leventhal & Company. Mr. Miller holds a Bachelor of Arts degree in Finance from University of Texas at Austin.

         Robert M. Milkovich, 38, has been the Company's Vice President, Market Officer for suburban Phoenix, Arizona since January 1998. Mr. Milkovich has over 14 years of experience in real estate leasing. Mr. Milkovich's most recent experience includes five years as the Assistant Vice President of Leasing for Carr Services, Inc. a subsidiary of the Company. Mr. Milkovich holds a Bachelor of Science in Business Administration from the University of Maryland. Mr. Milkovich serves as President of the executive committee of The Real Estate Group.

         Gerald J. O'Malley, 54, has been the Company's Vice President, Market Officer for suburban Chicago since July 1996. Mr. O'Malley has over 30 years of experience in real estate marketing. Mr. O'Malley's most recent experience includes 10 years as founder and President of G. J. O'Malley & Company, a real estate office leasing company. Mr. O'Malley holds a Bachelors degree from Loyola University.

         Jeffrey S. Pace, 35, has been the Company's Vice President, Market Officer for Austin, Texas since May 1997. Mr. Pace has over 12 years of experience in real estate marketing. Mr. Pace's most recent experience was with Trammell Crow Company as Marketing Director. Prior to that time, Mr. Pace held the position of Marketing Representative in the Dallas and Austin markets for Carlisle Property Company, Stockton, Luedmann, French & West and Trammell Crow Company. Mr. Pace holds a Masters of Business Administration from the University of Texas at Arlington and a Bachelor of Science from the University of Texas at Austin.

         James D. Peterson, 50, has been the Company's Vice President, Market Officer for Florida since November 1996. Mr. Peterson has over 25 years of experience in the real estate field. Mr. Peterson's most recent experience includes three years (from 1993 to October 1996) as Vice President of Peterson Properties with responsibility for property operations in Florida. Mr. Peterson is involved with the National Association of Industrial and Office Parks and is a member of Boca Raton's Chamber of Commerce. Mr. Peterson holds a Masters in Business Administration from University of Texas at Austin and a Bachelor of Science degree in Economics from University of North Carolina at Chapel Hill.

         M. Bruce Snyder, 37, has been the Company's Vice President, Capital Markets since December 1997. Prior to that time, Mr. Snyder had been Vice President, Corporate Finance of Charles E. Smith Residential Realty, Inc. since 1994. Mr. Snyder held several different accounting and finance positions with the Charles E. Smith Company, the predecessor of Charles E. Smith Residential Realty, Inc., for 13 years. He is a member of the National Investor Relations Institute. Mr. Snyder holds a Master of Business Administration and Bachelor of Science in Accounting from The George Washington University.

         William H. Vanderstraaten, 37, has been the Company's Vice President, Market Officer for suburban Dallas since April 1997. Mr. Vanderstraaten has over 15 years of experience in real estate development and leasing fields. Mr. Vanderstraaten's most recent experience includes eight years as Vice President--New Development for Harwood Pacific Corporation in Dallas, Texas, where his primary responsibilities were directing large scale development projects and coordinating leasing efforts for portfolios. Mr. Vanderstraaten holds a Bachelor of Science degree in Business Administration from Southern Methodist University.

         Debra A. Volpicelli, 33, has been the Company's Treasurer and Controller since May 1995. Prior to that time, Ms. Volpicelli had been the Company's Tax Manager since February 1993. Ms. Volpicelli was Tax Manager for The Oliver Carr Company from 1990 to February 1993. Ms. Volpicelli holds a Bachelor of Science degree in Business Administration from Georgetown University and is a Certified Public Accountant.

         Joseph D. Wallace, 34, has been the Executive Vice President of OmniOffices, Inc. since October 1997. Prior to that time, Mr. Wallace had served as the Company's Vice President--Building Due Diligence since January 1996 and was responsible for supervising building acquisition due diligence. Prior to that time, Mr. Wallace had been the Company's Vice President of Asset Management since February 1993. Mr. Wallace was Vice President of Carr Partners, Inc. from 1990 to February 1993. Mr. Wallace holds a Bachelor of Science degree in Commerce from University of Virginia.

         James S. Williams, 41, has been a Senior Vice President of CarrAmerica Development, Inc. with responsibility for oversight of all project management, design and construction operations since October 1996. Mr. Williams rejoined the Company after two years as Vice President of Operations of Obadwick International. Mr. Williams' initial tenure with the Company was from 1983 to 1994, during which time he served in a variety of capacities in The Oliver Carr Company. Mr. Williams is a guest lecturer at George Washington University. Mr. Williams holds a Bachelor of Science degree in Business Administration from West Virginia University.

Item 2.          PROPERTIES

         General. As of December 31, 1997, the Company owned interests in 248 operating office properties consisting of whole or partial ownership interests, ranging from two to 16 stories each, located in 16 target markets across the United States. As of December 31, 1997, the Company owned fee simple title or leasehold interest in 240 operating office properties, controlling partial interests in three operating office properties, and non-controlling partial interests of 5% to 50% in five operating office properties. In addition, as of December 31, 1997, the Company owned 40 office properties under development. Except as disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources," the Company has no immediate plans to renovate its operating office properties other than for routine capital maintenance. The Company believes its properties are adequately covered by insurance. The Company believes that, as a result of its national operating system, market research capabilities, access to capital, and experience as an owner, operator and developer of office properties, it will continue to be able to identify and consummate acquisition and development opportunities and to operate its portfolio more effectively than competitors without such capabilities. The Company, however, competes in many of its target markets with other real estate operators, some of which may have been active in such markets for a longer period than the Company.

General

         The following table sets forth certain information about each operating property owned by the Company as of December 31, 1997:


                                             Company's           Net                       Total
                                             Effective        Rentable                  Annualized
                                              Property          Area        Percent    Base Rent(3)
Property                                     Ownership    (square feet)(1)  Leased(2) (in thousands)
--------                                     ---------    ----------------  --------- --------------
Consolidated Properties

SOUTHEAST REGION
Downtown Washington, D.C.:
International Square (3 Properties)              100.0%       1,018,383          87.7%     $28,408
1730 Pennsylvania Avenue                         100.0          229,292          99.3        8,753

2550 M Street                                    100.0          187,931         100.0        6,305
1775 Pennsylvania Avenue (6)                     100.0          143,981          99.1        3,481
900 19th Street                                  100.0          100,907          86.4        2,643

1747 Pennsylvania Avenue                          89.7(7)       152,119          89.1        4,076
1255 23rd Street                                  75.0(8)       304,538          97.3        8,098


2445 M Street (14)                                74.0(7)       266,902          95.0        6,849

Suburban Washington, D.C.:
One Rock Spring Plaza (6)                        100.0          205,298         100.0        4,653
Tycon Courthouse                                 100.0          416,195          99.0        8,199

Three Ballston Plaza                             100.0          302,875          99.7        7,382

Sunrise Corporate Center (formerly Reston        100.0          260,643          99.9        5,312
Quadrangle) (3 Properties)
Parkway One                                      100.0           87,842         100.0        1,371

Suburban Atlanta:
Veridian (22 Properties)                         100.0          187,842          96.0        2,465
Glenridge                                        100.0           64,431          99.4          984
Century Springs West                             100.0           94,766          96.7        1,457
Holcomb Place                                    100.0           72,823         100.0        1,147

DeKalb Tech (5 Properties)                       100.0          163,159          76.2        1,124
Midori                                           100.0           99,900         100.0        1,745
Crestwood                                        100.0           88,186          96.0        1,445
Parkwood                                         100.0          151,020          89.7        2,436
Lakewood                                         100.0           80,338          98.2        1,135

                                                  Average Base
                                                   Rent Per
                                                   Leased
Property                                          Square Foot(4)    Significant Tenants(5)
--------                                          --------------    ----------------------
Consolidated Properties

SOUTHEAST REGION
Downtown Washington, D.C.:
International Square (3 Properties)                 $  31.80       International Monetary Fund (42%)
1730 Pennsylvania Avenue                               38.44       Federal Deposit Insurance Corporation (52%)
                                                                   King & Spalding (26%)
2550 M Street                                          33.55       Patton Boggs, LLP (86%), Pocket Communications (10%)
1775 Pennsylvania Avenue (6)                           24.40       Citibank F.S.B.(81%)
900 19th Street                                        30.32       America's Community Bankers (29%), Lucent
                                                                   Technologies (11%)
1747 Pennsylvania Avenue                               38.07       Legg Mason Wood Walker (16%)
1255 23rd Street                                       27.33       Academy for Educational Development (18%),
                                                                   Chronicle of Higher Education (16%),
                                                                   Seabury & Smith (16%), Peabody & Brown (11%)
2445 M Street (14)                                     27.02       Wilmer, Cutler & Pickering (84%)

Suburban Washington, D.C.:
One Rock Spring Plaza (6)                              22.67       Sybase (27%), Caterair (22%)
Tycon Courthouse                                       19.90       Siemens Rolm (19%), GSA-FINCEN (16%), Vie de France (11%)
Three Ballston Plaza                                   24.46       CACI (50%),  Eastman  Kodak (20%), Nixon & Vanderhye, PC (11%)
Sunrise Corporate Center (formerly Reston              20.41       Software AG (67%), Lucas (14%), LaFarge Corporation (11%)
Quadrangle) (3 Properties)
Parkway One                                            15.61       EIS International (89%)

Suburban Atlanta:
Veridian (22 Properties)                               13.68       Edwards Baking Co.(17%)
Glenridge                                              15.37       Industrial Computer Corp. (40%), Crawford & Co. (27%)
Century Springs West                                   15.89       Retirement Care Associates (27%)
Holcomb Place                                          15.75       Prudential (24%), Intercept Holdings,  Inc. (20%),
                                                                   The Progeni Corp. (13%)
DeKalb Tech (5 Properties)                              9.04       Lucent Technologies (21%), Moreland & Altobelli (21%)
Midori                                                 17.46       National Consumer Services Corp. (58%), UPS (21%)
Crestwood                                              17.06       EBC Gwinnet Enterprises (24%), Eveready Battery Co.(13%)
Parkwood                                               17.98       Columbian Chemicals Company (32%)
Lakewood                                               14.39       Paychex (26%), ISS (25%), Hickson  Corp. (23%),
                                                                   Morrison's (18%)


                                             Company's           Net                       Total
                                             Effective        Rentable                  Annualized
                                              Property          Area        Percent    Base Rent(3)
Property                                     Ownership    (square feet)(1)  Leased(2) (in thousands)
--------                                     ---------    ----------------  --------- --------------
The Summit                                       100.0 %        178,382         100.0%    $  2,416
Triangle Parkway (formerly Spalding              100.0           82,102         100.0        1,096
Triangle II) (3 Properties)
2400 Lake Park                                   100.0           99,534          98.2        1,385

680 Engineering Drive                            100.0           62,154          76.1          407

Embassy Row (3 Properties)                       100.0          463,846          98.7        7,101

Boca Raton, Florida:
Peninsula Plaza (formerly Lake Wyman             100.0          160,081          94.7        2,063
Plaza)
Presidential Circle                              100.0          278,766          93.2        3,997
                                                                -------          ----        -----

         Southeast Region Subtotal                            6,004,236          94.9      127,933

PACIFIC REGION
Southern California,
Orange County/Los Angeles:
Scenic Business Park (4 Properties)              100.0          139,012         100.0        1,547

Harbor Corporate Park (4 Properties)             100.0          148,747          93.0        2,033

Plaza PacifiCare                                 100.0          104,377         100.0          960
Katella Corporate Center                         100.0           79,917          96.4        1,242
Warner Center (12 Properties)                   `100.0          342,866          97.3        7,716
South Coast Executive Center                     100.0          160,301          94.9        3,078
(2 Properties)
Warner Premier                                   100.0           61,553         100.0        1,354

Westlake Corporate Center (2 Properties)         100.0           71,419          82.2        1,047
Von Karman                                       100.0          103,713         100.0        2,439

2600 W. Olive                                    100.0          145,304         100.0        3,051
Bay Technology Center (2 Properties)             100.0          107,481         100.0        1,570

Southern California,
San Diego:
Del Mar Corporate Plaza (2 Properties)           100.0          123,142         100.0        1,841
Wateridge Pavilion                               100.0           62,194         100.0          886

Lightspan                                        100.0           64,800         100.0        1,081
Century Park II (3 Properties)                   100.0          198,306         100.0        2,403


                                              Average Base
                                                Rent Per
                                                Leased
Property                                     Square Foot(4)      Significant Tenants(5)
--------                                     --------------    ---------------------------
The Summit                                    $  13.54       Unisys Corp. (73%), GE Claims Service (14%)
Triangle Parkway (formerly Spalding              13.35       OHM Remediation Services Corp. (28%), UNI
Triangle II) (3 Properties)                                  Distribution Corp. (18%), Wakefield/Beasley & Associates (16%)
2400 Lake Park                                   14.16       GSA (23%), Computer Language Research (22%), United
                                                             Healthcare Services, Inc. (20%)
680 Engineering Drive                             8.60       EMS Technologies (43%), Tie/Communications, Inc.
                                                             (12%), Loral Aerospace Corporation (12%)
Embassy Row (3 Properties)                       15.51       Ceridian Corporation (25%), Cabot Corporation (10%)

Boca Raton, Florida:
Peninsula Plaza (formerly Lake Wyman             13.61       Motorola (16%)
Plaza)
Presidential Circle                              15.39       Suncoast Savings (12%)
                                                 -----

         Southeast Region Subtotal               22.45

PACIFIC REGION
Southern California,
Orange County/Los Angeles:
Scenic Business Park (4 Properties)              11.13       FHP (30%), Talbert Medical Management (29%), So. Cal
                                                             Blood & Tissue (12%)
Harbor Corporate Park (4 Properties)             14.70       Delmas (25%), Texaco Refining & Marketing (13%),
                                                             Clayton Environmental (10%)
Plaza PacifiCare                                  9.20       Pacificare Health Systems (100%)
Katella Corporate Center                         16.12       Friendly Hills Healthcare (19%)
Warner Center (12 Properties)                    23.13       El Camino Resources (18%), GSA (17%)
South Coast Executive Center                     20.23       State Compensation Insurance Fund (33%)
(2 Properties)
Warner Premier                                   21.99       Panorama Software (34%), RSL COM, USA (27%), Paging
                                                             Network of L.A. (12%)
Westlake Corporate Center (2 Properties)         17.83       No tenant occupies more than 10%
Von Karman                                       23.52       Fidelity National Title Insurance (82%), Taco Bell
                                                             Corporation (18%)
2600 W. Olive                                    21.00       The Walt Disney Company (89%)
Bay Technology Center (2 Properties)             14.61       AMRESCO (100%)

Southern California,
San Diego:
Del Mar Corporate Plaza (2 Properties)           14.95       Peregrine Systems, Inc. (77%), Newgen Results Company (23%)
Wateridge Pavilion                               14.24       Stellcom, Inc. (37%), Platinum Solutions, Inc. (19%),
                                                             Wateridge Insurance Services (18%), TCS Mortgage, Inc. (14%)
Lightspan                                        16.69       The Lightspan Partnership, Inc. (100%)
Century Park II (3 Properties)                   12.12       San Diego Gas & Electric Co. (100%)




                                             Company's           Net                       Total
                                             Effective        Rentable                  Annualized
                                              Property          Area        Percent    Base Rent(3)
Property                                     Ownership    (square feet)(1)  Leased(2) (in thousands)
--------                                     ---------    ----------------  --------- --------------
Northern California,
San Francisco Bay Area:
CarrAmerica Corporate Center (formerly           100.0%         949,281         100.0%     $18,456
AT&T Center)(6 Properties)
Sunnyvale Research Plaza (3 Properties)          100.0          126,000         100.0        1,672
Rio Robles (7 Properties)                        100.0          368,178         100.0        4,179

Valley Business Park II (formerly San            100.0          161,040         100.0        1,731
Jose Orchard Business Park - B
(6 Properties)
Bayshore Centre (formerly Orchard                100.0          195,249         100.0        2,711
Bayshore Center) (2 Properties)
Rincon Centre (formerly Orchard Rincon           100.0          201,178         100.0        1,892
Centre) (3 Properties)
Valley Centre II (formerly Orchard Office        100.0          212,082         100.0        2,385
Centre II) (4 Properties)
Valley Office Centre (formerly Orchard           100.0           68,731         100.0        1,639
Office Centre) (2 Properties)
Valley Centre (formerly Orchard Centre)          100.0          102,291         100.0        1,181
(2 Properties)
Valley  Business Park I (formerly San Jose       100.0           67,784         100.0          904
Orchard Business Park - A) (2 Properties)
3745 North First Street                          100.0           67,582         100.0          852
3571 North First Street                          100.0          116,000         100.0        1,219
Mission Plaza (2 Properties)                     100.0          102,687         100.0        1,083
North San Jose Technology Park (formerly         100.0          299,233         100.0        2,780
Fortran) (4 Properties)
Foster City Technology Center                    100.0           66,869         100.0          936
(2 Properties)
150 River Oaks                                   100.0          100,024         100.0        1,320
Amador/Rinconada (3 Properties)                  100.0          134,476         100.0        1,694
Amador III                                       100.0           82,944         100.0        1,138
Arroyo Center (2 Properties)                     100.0          104,741         100.0          956
San Mateo I                                      100.0           70,000         100.0        2,394
San Mateo II and III (2 Properties)              100.0          140,675          94.8        3,346
900-910 East Hamilton (2 Properties)             100.0          351,811          60.4        3,750

Northern California,
Sacramento:
1860 Howe Avenue                                 100.0           97,887          94.6        1,910

University Office Park (2 Properties)            100.0          121,257          95.4        1,966
Capital Corporate Center (5 Properties)          100.0           94,670          93.5        1,404




                                               Average Base
                                                 Rent Per
                                                 Leased
Property                                      Square Foot(4)    Significant Tenants(5)
--------                                      --------------    ----------------------
Northern California,
San Francisco Bay Area:
CarrAmerica Corporate Center (formerly          $  19.44       AT&T (53%), PeopleSoft (20%)
AT&T Center) (6 Properties)
Sunnyvale Research Plaza (3 Properties)            13.27       Cadence Design Systems (68%), AEA Credit Union (27%)
Rio Robles (7 Properties)                          11.35       Fujitsu (41%), KLA Instruments (31%), NEC Systems
                                                               Laboratory (23%)
Valley Business Park II (formerly San              10.75       Computer Training Academy (20%), Pericom (17%)
Jose Orchard Business Park - B
(6 Properties)
Bayshore Centre (formerly Orchard                  13.88       Clarify, Inc. (51%), Alantec (49%)
Bayshore Center) (2 Properties)
Rincon Centre (formerly Orchard Rincon              9.40       Ontrak Systems (44%), Toshiba America Electronic
Centre) (3 Properties)                                         (38%), Future Electronics (19%)
Valley Centre II (formerly Orchard Office          11.25       Boston Scientific (100%)
Centre II) (4 Properties)
Valley  Office Centre (formerly  Orchard           23.85       Bank of America (21%), Quadrep (20%)
Office Centre) (2 Properties)
Valley Centre (formerly Orchard Centre)            11.55       Seagate Technology (40%), Gregory Associates (38%),
(2 Properties)                                                 Neoparadigm Labs, Inc. (22%)
Valley  Business Park I (formerly San Jose         13.33       Leybold-Heraeus (35%), Tylan General (17%), Arcom
Orchard Business Park - A) (2 Properties)                      Electronics (15%)
3745 North First Street                            12.60       Comdisco, Inc. (100%)
3571 North First Street                            10.51       Sun Microsystems, Inc. (100%)
Mission Plaza (2 Properties)                       10.55       Intel Corp (62%), Deskin Research (38%)
North San Jose Technology Park (formerly            9.29       AG Associates (38%), Reply Corp. (27%), Elexsys
Fortran) (4 Properties)                                        International (22%), Novellus Systems (13%)
Foster City Technology Center                      14.00       Nortel Communications System (46%), Storybook
(2 Properties)                                                 Heirlooms (30%), Genomyx, Inc. (20%)
150 River Oaks                                     13.20       Seiko-Epson Corporation (100%)
Amador/Rinconada (3 Properties)                    12.60       Vanstar Corporation (100%)
Amador III                                         13.72       Pacific Bell Corporation (100%)
Arroyo Center (2 Properties)                        9.13       Hexcel Corporation (53%), TOPCOM America Corporation (47%)
San Mateo I                                        34.20       Franklin Resources (100%)
San Mateo II and III (2 Properties)                25.08       Franklin Resources, Inc. (37%), Peoplesoft/Red Pepper (20%)
900-910 East Hamilton (2 Properties)               17.66       Apple Computer, Inc. (50%), Philips Electronics (10%)

Northern California,
Sacramento:
1860 Howe Avenue                                   20.61       Transamerica Information (31%), Anytime Access, Inc.
                                                               (19%), GSA (19%), TIG Insurance Company (12%)
University Office Park (2 Properties)              17.00       State Lands Commission (26%), Western Buyers (10%)
Capital Corporate Center (5 Properties)            15.85       Vision Services Plan (31%), Capital Center Investors (29%)


                                             Company's           Net                       Total
                                             Effective        Rentable                  Annualized
                                              Property          Area        Percent    Base Rent(3)
Property                                     Ownership    (square feet)(1)  Leased(2) (in thousands)
--------                                     ---------    ----------------  --------- --------------
Suburban Portland:
RadiSys Corporate Headquarters                   100.0%          80,525         100.0%      $  822
RadiSys II                                       100.0           45,655         100.0          614

Suburban Seattle:
Redmond East (10 Properties)                     100.0          398,030          98.9        4,603

Willow Creek (formerly Data I/O)                 100.0           96,179         100.0          981
Canyon Park Business Center (6 Properties)       100.0          246,565         100.0        3,243

Canyon Park Commons (formerly Tract 17)          100.0           95,290         100.0        1,358
                                                              ---------         -----      -------

         Pacific Region Subtotal                              7,278,046          97.1      107,367


CENTRAL REGION
Austin, Texas:
Great Hills Plaza                                100.0          135,333         100.0        2,155

Balcones Center                                  100.0           75,761          80.2          940

Park North (2 Properties)                        100.0          132,923          88.4        1,775
City View Centre (formerly The Settings)         100.0          132,647          95.8        2,136
     (3 Properties)
Tower of the Hills (2 Properties)                100.0          171,157          98.1        2,332

Suburban Chicago:
Parkway North (2 Properties)                     100.0          508,749          95.7        7,982

Unisys (2 Properties)                            100.0          355,386          96.0        5,792
The Crossings (2 Properties)                     100.0          296,624          91.6        4,668
Bannockburn I & II (2 Properties)                100.0          209,860         100.0        3,248
Bannockburn IV                                   100.0          108,470          98.7        1,681

Summit Oaks                                      100.0           91,601          89.8        1,367


Dallas, Texas:
Greyhound                                        100.0           92,890         100.0          845
Search Plaza                                     100.0          151,176          95.3        2,408
Quorum North                                     100.0          113,420          80.1        1,471

Quorum Place                                     100.0          176,260          91.9        2,413


                                                     Average Base
                                                       Rent Per
                                                       Leased
Property                                            Square Foot(4)    Significant Tenants(5)
--------                                            --------------    ----------------------
Suburban Portland:
RadiSys Corporate Headquarters                         $  10.21       RadiSys Corp. (100%)
RadiSys II                                                13.46       RadiSys II Corporation (100%)

Suburban Seattle:
Redmond East (10 Properties)                              11.70       Mosaix, Inc. (21%), Incontrol, Inc. (17%), Edmark
                                                                      Corp (15%), Genetic Systems (14%), Trigon Packaging (10%)
Willow Creek (formerly Data I/O)                          10.20       Data I/O Corporation (100%)
Canyon Park Business Center (6 Properties)                13.15       Cellpro Inc. (27%), Board of Regents of UWA (22%),
                                                                      Federal Express (13%), ITT Educational Services (11%)
Canyon Park Commons (formerly Tract 17)                   14.25       Microsoft (100%)
                                                          -----

         Pacific Region Subtotal                          15.19


CENTRAL REGION
Austin, Texas:
Great Hills Plaza                                         15.92       First USA Management, Inc. (48%), Blue Cross (24%),
                                                                      Skjerven Morrill, Machpherson (13%), Businesssuites (12%)
Balcones Center                                           15.47       Medianet (37%), Austin  Diagnostic Clinic (15%), Amil
                                                                      International Ins.(11%)
Park North (2 Properties)                                 15.11       CSC Continuum Inc.(28%)
City View Centre (formerly The Settings)                  16.81       Holt, Rinehart & Winston (78%), Barter Exchange (13%)
     (3 Properties)
Tower of the Hills (2 Properties)                         13.89       Texas Guaranteed Student (67%)

Suburban Chicago:
Parkway North (2 Properties)                              16.39       Fujisawa USA (27%), Alliant Foodservice (23%), Baxter
                                                                      Healthcare Corporation (13%)
Unisys (2 Properties)                                     16.97       Unisys (21%), PNC Mortgage (14%), Sears Logistical (14%)
The Crossings (2 Properties)                              17.17       Allstate Ins. Co (13%), Abercrbomei & Kent (11%)
Bannockburn I & II (2 Properties)                         15.48       IMC Global (38%), Deutsche Credit Corp. (36%)
Bannockburn IV                                            15.70       Open Text (35%), Abbott Laboratories (11%), NY Life
                                                                      Insurance (10%)
Summit Oaks                                               16.61       GSA (18%), BMG Music (14%), Master Printer Credit
                                                                      Union (14%), National Truck Leasing Suite (12%)

Dallas, Texas:
Greyhound                                                  9.10       Greyhound Lines (100%)
Search Plaza                                              16.72       Basic Capital Management (34%)
Quorum North                                              16.19       Digital Matrix Systems (20%), HQ Dallas Quorum North
                                                                      (14%), ElectronicTransmissions (10%)
Quorum Place                                              14.91       VHASouthwest, Inc. (22%), Objectspace (16%)


                                             Company's           Net                       Total
                                             Effective        Rentable                  Annualized
                                              Property          Area        Percent    Base Rent(3)
Property                                     Ownership    (square feet)(1)  Leased(2) (in thousands)
--------                                     ---------    ----------------  --------- --------------

Cedar Maple Plaza (3 Properties)                 100.0%         112,185          96.1%    $  1,923
Tollhill East & West (2 Properties)              100.0          238,808          90.1        3,106
Two Mission Park                                 100.0           76,933          85.6          832
                                                                 ------          ----          ---

         Central Region Subtotal                              3,180,183          93.9       47,074


MOUNTAIN REGION
Southeast Denver:
Harlequin Plaza (2 Properties)                   100.0          327,711          98.0        4,720

Quebec Court I & II (2 Properties)               100.0          287,041         100.0        2,887

Greenwood Center                                 100.0           75,866          75.6          971
Quebec Center (3 Properties)                     100.0          106,849          97.7        1,467
Panorama Corporate Center I                      100.0          100,542          98.7        2,019

JD Edwards                                       100.0          189,087         100.0        2,716

Phoenix, Arizona:
Camelback Lakes (2 Properties)                   100.0          199,029          99.8        3,414
Pointe Corridor IV                               100.0          178,373          93.2        2,739

Highland Park                                    100.0           78,019          87.5        1,129
The Grove at Black Canyon (formerly Cigna        100.0          103,304          91.7        1,833
Healthcare)
US West (4 Properties)                           100.0          532,506         100.0        8,129

Salt Lake City, Utah:
Sorenson Research Park (5 Properties)            100.0          285,144          99.1        3,262

Wasatch Corporate Center (formerly Draper
Park North) (3 Properties)                       100.0          178,098         100.0        1,961
                                                                -------         -----        -----

         Mountain Region Subtotal                             2,641,569          97.6       37,247
                                                              ---------          ----       ------

TOTAL CONSOLIDATED PROPERTIES:                               19,104,034                  $ 319,621
                                                             ----------                  ---------
WEIGHTED AVERAGE                                                                 95.9%
                                                                                 ----




                                              Average Base
                                                Rent Per
                                                Leased
Property                                     Square Foot(4)    Significant Tenants(5)
--------                                     --------------    ----------------------

Cedar Maple Plaza (3 Properties)              $  17.84       Fidelity National Bank (12%)
Tollhill East & West (2 Properties)              14.44       Digital Equipment Corporation (22%)
Two Mission Park                                 12.64       Bland Garvey and Taylor (16%)
                                                 -----

         Central Region Subtotal                 15.76


MOUNTAIN REGION
Southeast Denver:
Harlequin Plaza (2 Properties)                   14.70       Travelers Insurance (21%), Bellco First Federal
                                                             Credit Union (12%)
Quebec Court I & II (2 Properties)               10.06       Time Warner Communications (45%), Alert Centre (37%),
                                                             TCI Digital Satellite (17%)
Greenwood Center                                 16.93       General Motors Corp. (33%)
Quebec Center (3 Properties)                     14.05       Gordon Gumeeson & Associates (12%), Walberg & Dagner (11%)
Panorama Corporate Center I                      20.34       Teleport Communications Group (70%), Sprint Spectrum, LP (11%)
JD Edwards                                       14.36       JD Edwards (100%)

Phoenix, Arizona:
Camelback Lakes (2 Properties)                   17.19       Vanguard Group (38%), Humana Health Plan (14%)
Pointe Corridor IV                               16.47       Jostens Learning Corp (26%), Aetna Life Insurance
                                                             Company (22%), Jennifer Loomis Associates, Inc. (16%)
Highland Park                                    16.54       Mastering Computers, Inc. (26%), Ryland Group, Inc. (17%)
The Grove at Black Canyon (formerly Cigna        19.36       Cigna Healthcare of Arizona (81%)
Healthcare)
US West (4 Properties)                           15.27       US West Business Resources (100%)


Salt Lake City, Utah:
Sorenson Research Park (5 Properties)            11.55       Foundation Health Corp (24%), Matrix Marketing, Inc. (22%),
                                                             Datachem Laboratories, Inc. (20%), Dayna Communications,
Wasatch  Corporate Center (formerly Draper                   Inc. (14%), ITT Educational Services (12%)
Park North) (3 Properties)                       11.01       Advanta Financial Corp (28%), Times Mirror Training,
                                                 -----       Inc. (23%), Fonix  Corp. (14%), Keytex Corp (14%),
                                                             Novus Credit Services, Inc. (12%)

         Mountain Region Subtotal                14.44
                                                 -----

TOTAL CONSOLIDATED PROPERTIES:

WEIGHTED AVERAGE                              $  17.44
                                              --------



                                             Company's           Net                       Total
                                             Effective        Rentable                  Annualized
                                              Property          Area        Percent    Base Rent(3)
Property                                     Ownership    (square feet)(1)  Leased(2) (in thousands)
--------                                     ---------    ----------------  --------- --------------

Unconsolidated Properties
Downtown Washington, D.C.:
1717 Pennsylvania Avenue                        50.0% (9)      184,446           99.3%    $  6,254
AARP Headquarters                               24.0 (10)      477,187          100.0       16,780
Bond Building                                   15.0 (11)      162,097          100.0        4,714
Willard Office/Hotel                             5.0 (12)      242,787           98.8        9,255

Suburban Washington, D.C.:
Booz-Allen & Hamilton Building                  50.0 (13)      222,989          100.0        3,307
                                                            ----------          -----        -----

TOTAL UNCONSOLIDATED PROPERTIES:                             1,289,506                    $ 40,310
                                                             ---------                     -------
WEIGHTED AVERAGE                                                                 99.7 %
                                                                                 ----

ALL OPERATING PROPERTIES
TOTAL:                                                      20,393,540                    $359,931
                                                            ==========                    ========
WEIGHTED AVERAGE                                                                 96.2 %
                                                                                 ====








                                         Average Base
                                           Rent Per
                                           Leased
Property                                Square Foot(4)    Significant Tenants(5)
--------                                --------------    ----------------------
Unconsolidated Properties
Downtown Washington, D.C.:
1717 Pennsylvania Avenue                   $  34.15      MCI Telecommunications (57%)
AARP Headquarters                             35.17      American Association of Retired Persons (99%)
Bond Building                                 29.08      General Services Administration - Dept of Justice (93%)
Willard Office/Hotel                          38.60      Vinson & Elkins (27%), Hale & Dorr (17%)

Suburban Washington, D.C.:
Booz-Allen & Hamilton Building                14.83      Booz Allen & Hamilton (100%)
                                              -----

TOTAL UNCONSOLIDATED PROPERTIES:
WEIGHTED AVERAGE                           $  31.35
                                           --------

ALL OPERATING PROPERTIES
TOTAL:
WEIGHTED AVERAGE                             $18.35
                                             ======


--------------
(1)      Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of December 31, 1997.
(3) Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i) percentage rents,
         (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations, and (iv) parking rents.
(4) Calculated as total annualized base rent divided by net rentable area leased.
(5) Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
(6) The Company owns the improvements on the property and has a leasehold interest in all or a portion of the underlying land.
(7) The Company holds a general and limited partner interest in a partnership that owns the property.
(8) The Company holds a 50% joint venture interest in the joint venture that owns this property and a 50% joint venture interest in another joint venture, which holds the remaining 50% interest in the joint venture that owns the property. As a result of preferential rights to annual distributions from another venture, the Company will receive distributions of less than 75% (but in no event less than 50%) of the total amount distributed with respect to this property in each year until the preferential distribution requirements are satisfied, but will receive 100% of any subsequent distributions during the year until its aggregate distributions equal 75% of the cumulative distributions with respect to the property since inception of the partnership. Thereafter, the Company will receive 75% of the distributions made during the year with respect to the property. Upon sale of the property, the Company will receive 75% of the distributions until the Company receives its preference amount, 50% until the remaining venturer receives its preference amount, and 75% of the distributions thereafter.
(9) The Company holds a 50% interest in the limited liability company that owns the property and serves as the entity's managing member.
(10) The Company holds an effective 24% interest in the property by virtue of a 48% general partner interest in a partnership that owns a 50% general partner interest in the property.
(11) The Company holds an effective 15% interest in the property by virtue of a 30.6% limited partner interest in a partnership that has a 49% limited partner interest in the property.
(12) The Company holds an effective 5% interest in the property by virtue of a 7.85% limited partner interest in a partnership that owns a 63.7% limited partner interest in the property. The partnership in which the Company holds an interest owns the improvements on the property and has a leasehold interest in the underlying land.
(13) The Company holds a 50% joint venture interest, and is the managing partner.
(14)     The property was disposed of in January 1998.

         Occupancy, Average Rentals and Lease Expirations. As of December 31, 1997, 95.9% of the aggregate net rentable square footage in the 243 operating office properties whose results are consolidated in the financial statements of the Company was leased. The following table sets forth the percent leased and average annualized rent per leased square foot (excluding storage space) for office and retail space combined for the past five years for the operating office properties that were consolidated for financial statement purposes at each of the dates indicated:


                                                         Average
                                   Percent           Annualized Rent         Number of
                                   Leased at            Per Leased          Consolidated
             December 31,          Year End          Square Foot (1)         Properties
             ------------        ------------       ----------------        ------------
                  1997                95.9%             $  19.38                243
                  1996                93.6                 19.37                159
                  1995                93.5                 27.36                 13
                  1994                95.9                 32.48                 11
                  1993                95.5                 34.35                  9



---------------------
(1) Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in the building under lease at year end.



         The following table sets forth a schedule of the lease expirations for leases in place as of December 31, 1997 in each of the next ten years beginning with 1998 and thereafter for the 243 operating office properties whose results are consolidated in the financial statements of the Company, assuming that no tenants exercise renewal options:




                                                        Net                Annual              Percent of
                                                   Rentable Area         Base Rent            Total Annual
                                 Number of          Subject to             Under                Base Rent
           Year                Tenants With          Expiring             Expiring             Represented
         of Lease                Expiring           Leases (1)             Leases              by Expiring
        Expiration                Leases           (square feet)       (in thousands)            Leases
        ----------             ------------        -------------       --------------         ------------
1998                               384               3,239,000          $  55,393                 17.3%
1999                               266               1,891,000             31,932                 10.0
2000                               219               2,519,000             42,895                 13.4
2001                               193               2,255,000             34,239                 10.7
2002                               142               2,065,000             38,629                 12.1
2003                                59               1,436,000             22,535                  7.1
2004                                33               1,159,000             25,245                  7.9
2005                                25                 557,000             10,146                  3.2
2006                                31               1,059,000             21,499                  6.7
2007                                18               1,154,000             18,674                  5.8
2008 and thereafter                 12                 996,000             18,434                  5.8

----------------------
(1) Excludes 774,000 square feet of space that was vacant as of December 31, 1997.

         Building and Lease Information. The following table sets forth certain information for the 243 operating office properties that were consolidated for financial statement purposes regarding leases that commenced during the year ended December 31, 1997, excluding leases for office properties that were executed prior to the date of acquisition of such properties:




                                                          Calculated on a Weighted Average Basis
Operating Properties,                    ----------------------------------------------------------------------
Downtown                                     Tenant          Base
Washington, D.C.                          Improvements       Rent                                    Leasing
(10 Properties)               Total          & Cash          per       Lease       Abatements      Commission
                             Square       Allowances per    Square    Life in          in          Per Square
Type of Lease              Feet Leased     Square Foot       Foot      Years         Months           Foot
-------------              -----------     -----------       ----      -----         ------           ----

Office                      634,462        $  4.60          $ 31.03      6.4           0.1          $  1.27
Retail                       19,699          11.01            26.87      7.2           1.1             4.41
                           --------
Total/Weighted Average      654,161           4.80            30.90      6.4           0.1             1.37
                           ========        =======          =======    =====         ======         =======

New leases or
  expansion space           139,106        $ 14.61          $ 29.69      6.0           0.5          $  3.28
Renewals of existing
  tenants' space            515,055           2.15            31.23      6.5           0.0              .85
                           --------
Total/Weighted Average      654,161           4.80            30.90      6.4           0.1             1.37
                           ========        =======          =======    =====         ======         =======




                                                          Calculated on a Weighted Average Basis
Operating Properties,                    ----------------------------------------------------------------------
Other Than Downtown                          Tenant          Base
Washington, D.C.                          Improvements       Rent                                   Leasing
(233 Properties)              Total          & Cash          per        Lease      Abatements      Commission
                             Square       Allowances per    Square     Life in         in          Per Square
Type of Lease              Feet Leased     Square Foot       Foot       Years        Months           Foot
-------------              -----------     -----------       ----       -----        ------           ----

Office                      2,421,129      $  4.70          $ 16.00      5.2           0.4          $  1.64
Retail                          5,492         0.00             4.28      3.2           0.0             0.00
                            ---------
Total/Weighted Average      2,426,621         4.69            15.98      5.2           0.4             1.64
                            =========      =======          =======     =====         =====         =======

New leases or
  expansion space           1,856,220      $  5.64          $ 15.18      5.5           0.5          $  2.01
Renewals of existing
  tenants' space              570,401         1.60            18.56      4.4           0.2             0.44
                            --------
Total/Weighted Average      2,426,621         4.69            15.98      5.2           0.4             1.64
                            =========      =======          =======     =====         =====         =======


         Mortgage Financing. As of December 31, 1997, certain of the 243 operating office properties that were consolidated for financial statement purposes were subject to fixed rate mortgage indebtedness in an aggregate principal amount of $591 million. The Company's fixed rate mortgage debt bears an effective weighted average interest rate of 8.1% and a weighted average maturity of 5.9 years (assuming loans callable before maturity are called as early as possible). Certain information regarding the existing mortgage indebtedness for the consolidated operating office properties subject to fixed rate mortgage indebtedness is set forth in the table below as of December 31, 1997:



                                                             Principal        Annual Debt                         Due at
                                              Interest        Balance           Service        Maturity          Maturity
Property                                        Rate      (in thousands)     (in thousands)      Date         (in thousands)
--------                                        ----      --------------     --------------      ----         --------------
US West                                         6.50%        $ 11,562         $     (1)          1/9/98       $        (1)
2600 W. Olive                                   7.52           19,517           1,994            6/1/98         19,264 (2)
1775 Pennsylvania Avenue                        7.50            6,245             586            2/1/99          6,098 (2)
South Coast Executive Center                    9.01           10,226           1,015            5/31/99        10,103 (2)
Quorum Place                                    6.99            7,719             665           11/15/00         7,327 (2)
Warner Center                                   7.40           26,000           1,924            12/1/00        26,000 (2)
Presidential Circle                             7.14           23,418           2,061            3/1/01         22,041 (2)
Bannockburn I & II                              9.52           20,464           2,801            8/31/01        16,835 (2)
Quorum North                                    8.27            6,658             640            12/1/01         6,258 (2)
Valley Business Park (formerly San
     Jose Orchard Business Park - A)   }
Valley Office Centre (formerly
     Orchard Office Center)            }        8.25           43,773           4,655           12/10/01        37,873 (2)
Valley Centre II
     (formerly Orchard Center II)      }
Rincon Centre
     (formerly Orchard Rincon Center)  }
Bayshore Centre
     (formerly Orchard Bayshore Center)}
2445 M Street (6)                               8.90           36,890           4,646            6/1/02         26,925 (2)
International Square
      1850 K Street     }
      1825 Eye Street   }
      1875 Eye Street   }                       8.80           93,500           8,228            2/1/03         87,164 (2)
1730 Pennsylvania Avenue}
1255 23rd Street}                               7.75           40,000           3,100            2/1/03         36,981 (2)
International Square Land                       7.55           40,000           3,020            2/1/03         36,781 (2)
International Square Land                       8.00           10,000             800            2/1/03          9,243 (2)
Parkway North I                                 7.96           29,250           2,328            12/1/03        29,250 (4)
Canyon Park Commons (formerly Tract 17)         9.13            5,822             713            12/1/04         4,071 (2)
US West                                         7.92           57,584           8,495            12/1/05
                                                                                                                       (7)
Redmond East                                    8.38           27,724           2,648            1/1/06         24,022 (3)
Century Springs West  }
Glenridge             }
Crestwood             }
Lakewood              }
Parkwood              }                         7.20           21,464           2,126            1/1/06         15,209 (5)
Wateridge Pavilion                              8.25            3,530             338            11/1/06         2,921 (2)


                                                             Principal                                          Estimated
                                                              Balance                                             Balance
                                                               as of          Annual Debt                         Due at
                                              Interest       12/31/97           Service        Maturity          Maturity
Property                                        Rate      (in thousands)     (in thousands)      Date         (in thousands)
--------                                        ----      --------------     --------------      ----         --------------
Wasatch Corporate Center
    (formerly Draper Park North)                8.15           12,834           1,220          1/2/07           10,569(2)
Sorenson Research Park                          7.75            2,737             328          7/1/11                 (7)

Sorenson Research Park                          8.88            1,681             182          5/1/17                 (7)

1747 Pennsylvania Avenue                        9.50           15,357           1,730         7/10/17(8)              (8)
900 19th Street                                 8.25           16,690           1,656         7/15/19(9)              (9)
                                                             --------         -------
         Total                                               $590,645         $57,899
                                                             ========         =======

--------------------
  (1) Note was repaid in full in January 1998.
  (2) Currently prepayable at the rates stated in the loan documents.
  (3) Prepayable after December 19, 2005 at the rates stated in the loan documents.
  (4) Prepayable after December 1, 1999 at the rates stated in the loan documents.
  (5) Prepayable after January 2001 at the rates stated in the loan documents.
  (6) In January 1998, the Company disposed of its interest in 2445 M Street. The lender kept the debt in place and accepted substitute collateral consisting of two properties in Northern California and one property in Dallas, all of which were acquired in 1998.
  (7) Note will be fully repaid at maturity.
  (8) Note is callable by the lender after June 30, 2002. The estimated principal balance at June 30, 2002 will be $13,840,000.
  (9) Note is callable by the lender after July 1, 2004. The estimated principal balance at July 1, 2004 will be $14,262,000.

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


Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.

PART II

Item 5.          MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
                 MATTERS

         The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CRE". As of February 28, 1998, there were 425 stockholders of record. The following table sets forth the high and low sale prices of the Company's common stock as reported on the NYSE Composite Tape, and the dividends per share of common stock paid for each full quarterly period within the two most recent fiscal years:



         1997                1Q            2Q            3Q            4Q           Full Year
         -------------- ------------- ------------- ------------- -------------- -----------------
         High             $32 1/4        30 5/8       32 3/16        33 7/16         33 7/16

         Low              $28 1/4        26 1/4       27 3/4         28 1/4          26 1/4

         Dividend         $.4375         .4375         .4375          .4375            1.75

         1996                1Q            2Q            3Q            4Q           Full Year
         -------------- ------------- ------------- ------------- -------------- -----------------
         High               $25           25 1/4       25 7/8         29 1/2          29 1/2

         Low              $23 5/8         23 5/8       21 7/8         24 7/8          21 7/8

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

         The following table sets forth the taxability of common stock distributions paid in 1997 and 1996:



                                     1997        1996
                                     ----        ----
        Ordinary income               90%         95%
        Capital Gain                  --          --
        Return of Capital             10%          5%

Item 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating information for the Company as of December 31, 1997, 1996, 1995, 1994 and 1993 and for the years ended December 31, 1997, 1996, 1995 and 1994 and the period from February 16, 1993 (commencement of operations) to December 31, 1993. The following table also sets forth selected financial and operating information for the Carr Group, the predecessor entity to the Company, for the period from January 1, 1993 to February 15, 1993.

         The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K:


(In thousands, except per share data)




                                                                  The Company                                    Carr Group
                                       -------------------------------------------------------------------     ----------------
                                                                                            Period from          Period from
                                                                                            February 16,         January 1,
                                                                                              1993 to              1993 to
                                                    Year Ended December 31,                 December 31,        February 15,
                                       --------------------------------------------------- ---------------     ----------------
                                             1997          1996        1995         1994          1993                1993
                                       --------------- ----------- ----------- ----------- ---------------     ----------------
Operating Data:
    Real Estate Operating Revenue:
       Rental revenue                    $ 325,502       154,165      89,539       82,665         59,932              8,209
       Real estate service revenue          15,998        12,512      11,315        8,890          8,978              1,096
       Executive office suites revenue      17,865            --          --           --            --                 --
                                            ------       -------      ------       ------        -------         ----------
         Total revenue                     359,365       166,677     100,854       91,555         68,910              9,305
     Net income (loss)                      78,132        24,318 (1)  12,067(1)    12,097         (1,464)(2)          1,251
    Dividends paid to common
       stockholders                         97,195        42,914      23,344       20,204         10,578               --


Per Share Data:
    Basic income before extraordinary
       item                                   1.23          0.90        0.90         1.06           0.41               --
    Diluted income before extraordinary
       item                                   1.23          0.90        0.90         1.06           0.41               --
    Dividends paid to common
       stockholders                           1.75          1.75        1.75         1.75           1.06               --
    Weighted average shares
       outstanding - basic                  54,873        26,932      13,338       11,387         10,000               --
    Weighted average shares
       outstanding - diluted                59,597        26,999      13,339       11,387         10,024               --




(In thousands)
                                                                              The Company
                                               --------------------------------------------------------------------------
                                                                          As of December 31,
                                                    1997            1996           1995            1994         1993
                                               --------------- -------------- --------------- ------------- -------------
Balance Sheet Data:
    Real estate, before accumulated
      depreciation                              $2,397,023       1,475,998        480,589        429,537      286,764

    Total assets                                 2,744,060       1,536,564        458,860        407,948      284,633

    Mortgages and notes payable                  1,028,946         655,449        317,374        254,933      185,827
    Minority interest                               74,955          50,597         34,850         38,644       25,373
    Total stockholders' equity                   1,552,697         787,478         95,543        106,042       59,590
    Total shares outstanding                        59,994          43,789         13,409         13,248       10,000



   (In thousands)
                                                                  The Company                                    Carr Group
                                       -------------------------------------------------------------------     ----------------
                                                                                            Period from          Period from
                                                                                            February 16,         January 1,
                                                                                              1993 to              1993 to
                                                    Year Ended December 31,                 December 31,        February 15,
                                       --------------------------------------------------- ---------------     ----------------
                                           1997          1996          1995         1994        1993                1993
                                       -------------- ----------- ------------ ----------- ---------------     ----------------
Other Data:
    Net Cash provided (used) by
       operating activities             $ 138,628       82,300      35,277         29,908         (663)            (1,286)
    Net cash used by investing
       activities                      (1,004,284)    (876,947)    (81,635)       (67,046)     (85,363)            (1,015)
    Net cash provided (used) by
       financing activities               861,864      813,067      37,113         32,652      108,974             (4,391)
    Funds from operations before
       allocation to the
       unitholders(3)                     153,262       64,496(1)   33,190(1)      30,640       14,286(4)           2,421

(1) Net income includes non-recurring deductions of approximately $2.3 million and $1.9 million in 1996 and 1995, respectively, related to the write-off of the unamortized purchase price of certain third party real estate service contracts that were terminated in 1996 and the termination of an agreement to acquire the development business of The Evans Company in 1995, respectively.
(2) Net loss includes a deduction for reorganization costs of $9.6 million and an extraordinary loss on early extinguishment of debt of $5.6 million.
(3) The Company believes that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the final National Association of Real Estate Investment Trusts (NAREIT) White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. For purposes of calculating the Company's funds from operations, the Company has added amortization expense associated with goodwill amortization related to the purchase of the assets of OmniOffices Group, Inc. back to net income. The Company computes funds from operations in accordance with standards established by NAREIT, except for adding back goodwill amortization. The Company's funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company's funds from operations in 1994 and 1993 have been restated to conform to the NAREIT definition of funds from operations. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and, as such, should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or the Company's ability to make distributions.
(4) Net loss used to calculate funds from operations includes a deduction of approximately $9.6 million related to reorganization costs associated with the formation of the Company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is based primarily on the Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995. The comparability of the periods is significantly impacted by acquisitions made during 1997 and 1996. As of December 31, 1995, the Company owned 13 properties. This number grew to 159 as of December 31, 1996 and 243 as of December 31, 1997.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.

RESULTS OF OPERATIONS - 1997 TO 1996

Real Estate Operating Revenue. Total real estate operating revenue increased $192.7 million, or 115.6%, to $359.4 million for 1997 as compared to $166.7 million for 1996. The increase in revenue was primarily attributable to a $171.3 million and a $21.4 million increase in rental revenue and other real estate operating revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions, and development properties placed in service, which together contributed approximately $168.0 million of additional rental revenue in 1997. Rental revenue from properties that were fully operational throughout both periods increased by approximately $3.3 million primarily due to increased occupancy in these properties. Other real estate operating revenue increased by $21.4 million, or 170.6%, for 1997 to $33.9 million as compared to $12.5 million for 1996, primarily as a result of executive office suites revenue earned by OmniOffices, which acquired the assets of OmniOffices Group, Inc. in August 1997.

Real Estate Operating Expenses. Total real estate operating expenses increased $143.8 million for 1997, or 105.0%, to $280.9 million as compared to $137.1 million for 1996. The net increase in operating expenses was attributable to a $62.9 million increase in property operating expenses, a $19.9 million increase in interest expense, the addition of $15.7 million in executive office suites operating expenses associated with OmniOffices, a $6.6 million increase in general and administrative expenses, and a $38.7 million increase in depreciation and amortization. Property operating expenses increased $62.6 million primarily as a result of property acquisitions. The Company also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $.3 million. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The addition of executive office suites operating expenses is a result of the acquisition of the assets of OmniOffices Group, Inc. by OmniOffices in August 1997. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's business strategy. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

Other Operating Income (Expense). Other operating income (expense) increased $8.6 million for 1997, to $8.5 million as compared to ($.1) million for 1996, primarily due to an increase in interest income and gains on the disposition of 664,000 square feet.

Net Income. Net income of $78.1 million was earned for 1997 as compared to $24.3 million during 1996. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

Cash Flows. Net cash provided by operating activities increased $56.3 million, or 68.4%, to $138.6 million for 1997 as compared to $82.3 million for 1996, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $127.3 million, to $1.004 billion for 1997 as compared to $876.9 million for 1996, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development and construction in progress. Net cash provided by financing activities increased $48.8 million, to $861.9 million for 1997 as compared to $813.1 million for 1996, primarily as a result of proceeds from the sale of common and preferred stock and the issuance of unsecured notes, net of repayments of mortgages payable and a portion of the unsecured credit facility and the payment in dividends paid to the common and preferred stockholders.

RESULTS OF OPERATIONS - 1996 TO 1995

Real Estate Operating Revenue. Total real estate operating revenue increased $65.8 million, or 65.3%, to $166.7 million for 1996 as compared to $100.9 million for 1995. The increase in revenue was primarily attributable to $64.6 million and $1.2 million increases in rental revenue and real estate service revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions, which contributed approximately $68.2 million of additional rental revenue in 1996. Rental revenue from properties that were fully operational throughout both years decreased by approximately $3.6 million due to increased vacancies experienced in those properties. Real estate service revenue increased by $1.2 million, or 10.6%, for 1996 to $12.5 million as compared to $11.3 million for 1995. The increase was primarily as a result of development fees earned by CarrAmerica Development which was acquired in May 1996.

Real Estate Operating Expenses. Total real estate operating expenses increased $54.4 million for 1996, or 65.8%, to $137.1 million as compared to $82.7 million for 1995. The net increase in operating expenses was attributable to a $20.3 million increase in property operating expenses, a $9.8 million increase in interest expense, a $4.5 million increase in general and administrative expenses, and a $19.8 million increase in depreciation and amortization. The increase in property operating expenses was primarily attributable to $20.2 million in operating expenses associated with property acquisitions. Exclusive of operating expenses attributable to new property acquisitions, property operating expenses increased by $.1 million for 1996. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The increase in general and administrative expenses is predominantly a result of the addition of new staff to implement the Company's new business strategy, the addition of approximately $1.8 million of expenses associated with CarrAmerica Development and inflation. The increase in depreciation and amortization was predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

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

Net Income. Net income of $24.3 million was earned for 1996 as compared to $12.1 for 1995. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

Cash Flows. Net cash provided by operating activities increased $47.0 million, or 133.3%, to $82.3 million for 1996 as compared to $35.3 million for 1995, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $795.3 million, to $876.9 million for 1996 as compared to $81.6 million for 1995, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development and construction in progress. Net cash provided by financing activities increased $776.0 million to $813.1 million provided for 1996 as compared to $37.1 million for 1995, primarily as a result of the sale of common and preferred stock by the Company and net borrowings for the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company seeks to create and maintain a capital structure that will enable it to diversify its capital sources and thereby allow the Company to obtain additional capital from a number of different sources, including additional equity offerings of common and/or preferred stock, public and private debt financings, and, where appropriate, asset dispositions. Management believes that the Company will have access to the capital resources necessary to expand and develop its business, to fund its operating and administrative expenses, to continue debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties and land, and to pay for construction in progress in both the short and long term.

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

         The Company's total indebtedness at December 31, 1997 was $1.029 billion, of which $159.5 million, or 15.5%, bears a LIBOR-based floating interest rate. The weighted average interest rate under the unsecured credit facility for 1997 was 6.9%. Currently, the unsecured credit facility bears interest at 90 basis points over LIBOR. The Company's mortgage payable fixed rate indebtedness bears an effective weighted average interest rate of 8.1% at December 31, 1997 and has a weighted average term to maturity of 5.9 years. Based upon the Company's total market capitalization at December 31, 1997 of $3.552 billion (the common stock price was $31.6875 per share; the total shares of common stock, convertible preferred stock and Units outstanding was 67,012,464 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400 million), the Company's debt represented 29.0% of its total market capitalization. The Company has a $450.0 million unsecured credit facility with a current borrowing capacity of $312.0 million. As of March 16, 1998, the Company had $217.5 million outstanding and $94.5 million available for draw under this unsecured credit facility.

         In first quarter of 1998, the Company developed a plan to address Year 2000 issues and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed prior to the end of 1999 for both the Company's financial and property related systems. The Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company believes that through its commitment to maintaining the highest level of systems support and by working closely with vendors providing services to the Company's properties, it will, through the normal course of business, convert all systems users to Year 2000 compliant equipment prior to the end of 1999. The Company estimates the costs associated with implementation of the plan will not be significant to the Company's financial statements.

         The Company will require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. With respect to major capital projects, the Company is planning renovations of three properties containing 563,000 square feet during 1998 which will cost $11.9 million, or approximately $21.00 per square foot. With respect to routine capital expenditures and deferred maintenance on certain properties recently acquired, the Company anticipates spending approximately $17.7 million, or approximately $0.85 per square foot, during 1998 on its portfolio of operating assets owned as of December 31, 1997. The Company expects this amount to decrease in subsequent years as deferred maintenance activities are completed on recently acquired properties and as the emphasis of the Company's growth shifts from acquiring existing office properties to developing new properties. The Company's capital requirements for tenant related capital expenditures are dependent upon a number of factors, including the square footage covered by expiring leases, tenant retention ratios and whether the expiring leases are in central business district properties or suburban properties. As of March 1, 1998, the Company had 367,011 square feet and 2,872,184 square feet of expiring leases in central business district properties and suburban properties, respectively. Tenant-related capital expenditures (tenant improvements, cash allowances and leasing commissions) were $6.17 per square foot and $6.33 per square foot for leases executed in 1997 for the Company's central business district properties and suburban properties, respectively. The Company intends to use cash flow from operations and its unsecured revolving credit facility to meet its working capital needs for its existing portfolio of operating assets.

         The Company will also require a substantial amount of capital for development projects currently underway and planned for the future. As of March 1, 1998, the Company had 41 development projects underway which are expected to require a total investment by the Company of $518.0 million. The Company intends to use cash flow from operations, its unsecured, revolving credit facility and the Company's access to public and private equity and debt markets to meet its capital needs for development projects.

         Net cash provided by operating activities was $138.6 million for the year ended December 31, 1997, compared to $82.3 million for the year ended December 31, 1996. The increase in net cash provided by operating activities was primarily a result of acquisitions made by the Company. The Company's investing activities used approximately $1.004 billion and $876.9 million for the years ended December 31, 1997 and 1996, respectively. The Company's investment activities included the acquisitions of office buildings, executive office suites businesses, and land held for future development and additions to construction in process of approximately $1.014 billion for the year ended December 31, 1997, as compared to $855.4 million in acquisitions during the same period in 1996. Additionally, the Company invested approximately $36.3 million and $11.5 million in its existing real estate assets for the years ended December 31, 1997 and 1996, respectively. Net of distributions to the Company's stockholders and minority interests, the Company's financing activities provided net cash of $976.2 million and $863.4 million for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1997, the Company raised $1.1 billion through the sale of common and preferred stock and unsecured notes which was used to repay amounts outstanding under its unsecured credit facility and its secured credit facility (which has been canceled) and to fund acquisitions. The Company also drew amounts from its unsecured credit facility during 1997 to finance its acquisitions and other investing activities. For the year ended December 31, 1997, the Company's net repayments of its unsecured credit facility were approximately $55.5 million.

         Rental revenue and real estate service revenue have been the principal sources of capital to fund the Company's operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. The Company believes that rental revenue and real estate service revenue will continue to provide the necessary funds for its operating expenses and debt service. The Company expects to fund capital expenditures, including tenant concession packages, building renovations and construction costs, from (i) available funds from operations, (ii) existing capital reserves, and (iii) if necessary, credit facilities established with third party lenders. If these sources of funds are insufficient, the Company's ability to make expected distributions may be adversely impacted. As of December 31, 1997, the Company had cash of $41.9 million, of which $18.0 million was restricted.

         The Company's dividends are paid quarterly. Amounts accumulated for distribution are primarily invested by the Company in short-term investments that are collateralized by securities of the United States Government or certain of its agencies. For the fourth quarter 1997, the Company increased its quarterly dividend, to be paid in the first quarter of 1998, from $0.4375 to $0.4625. This increase was necessary in order for the Company to be in compliance during 1998 with the REIT requirement to distribute 95% of taxable income.

         Management believes that the Company will have access to the capital resources necessary to expand and develop its business. The Company may seek to obtain funds through additional equity offerings or debt offerings in a manner consistent with its intention to operate with a conservative borrowing policy. The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations, the payment of dividends in accordance with REIT requirements in both the short term and long term, and future acquisitions of office properties.

         The Company believes that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the final National Association of Real Estate Investment Trusts (NAREIT) White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. For purposes of calculating the Company's funds from operations, the Company has added amortization expense associated with goodwill amortization related to the purchase of the assets of OmniOffices Group, Inc. back to net income. The Company computes funds from operations in accordance with standards established by NAREIT, except for adding back goodwill amortization. The Company's funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and, as such, should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or the Company's ability to make distributions.

         The following table provides the calculation of the Company's funds from operations for 1997, 1996 and 1995:

 (in thousands):


                                                            1997           1996            1995
                                                            ----           ----            ----
      Net operating income before minority interest
           and extraordinary items                         $ 87,013       29,534         17,284
      Adjustments to derive funds from operations:
          Add:
             Depreciation and amortization                   72,922(2)    35,888         17,564
          Deduct:
             Minority interests' (non Unitholders)
             share of depreciation, amortization and
             net income                                      (1,253)        (926)        (1,658)
             Gain on sale of assets                          (5,420)          --             --
                                                           --------       -------       -------
      Funds from operations before allocation to
          the minority Unitholders                          153,262       64,496         33,190
      Less:  Funds from operations allocable to the
          minority Unitholders                              (12,697)      (8,610)        (7,876)
                                                           --------       ------        -------
      Funds from operations allocable
          to CarrAmerica Realty Corporation                 140,565       55,886         25,314
      Less:  Preferred stock dividends (1)                   (8,786)          --             --
                                                           --------       ------        -------
      Funds from operations attributable
          to common shareholders:                          $131,779       55,886         25,314
                                                           ========       ======        =======

----------
          (1) Excludes dividends on shares of Series A Preferred Stock which are convertible into common shares.
          (2) Includes $426 of goodwill amortization related to the acquisition of the assets of OmniOffices Group, Inc.

     Changes in funds from operations are largely attributable to changes in net income between the periods, as previously discussed.


ACQUISITION AND DEVELOPMENT ACTIVITY

         The following is a discussion of the Company's acquisition and development activity during 1997. A more detailed discussion can be found in "Item 1. Business--Recent Developments".

         During 1997, the Company acquired the following properties: in its Pacific region, the Company acquired 51 properties containing a total of approximately 3.3 million square feet, for an aggregate purchase price of approximately $464.2 million; in its Mountain region, the Company acquired 14 properties containing a total of approximately 1.2 million square feet, for an aggregate purchase price of approximately $162.7 million; in its Central region, the Company acquired 16 properties containing a total of approximately 1.6 million square feet for an aggregate purchase price of approximately $178.2 million; and in its Southeast region, the Company acquired six properties containing a total of approximately .9 million square feet for an aggregate purchase price of approximately $101.6 million.

         During 1997, the Company acquired land that is expected to support the development of up to 4.6 million square feet for an aggregate purchase price of $117.3 million. In addition, as of December 31, 1997, the Company had 40 office properties under construction: 1,196,000 square feet in its Pacific region; 425,000 square feet in its Mountain region; 1,194,000 square feet in its Central region; and 714,000 square feet in its Southeast region. Costs incurred during 1997 for properties under construction were $180.1 million. An additional $62.4 million is expected to be expended for completion of projects already under construction as of December 31, 1997.

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Part IV, Item 14(a).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is hereby incorporated by reference to the material appearing in Part I of this Annual Report on Form 10-K and in the Proxy Statement for the Annual Stockholders Meeting to be held in 1998 (the "Proxy Statement").

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

PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM
                 8-K

         14(a)(1)    Financial Statements

                     Reference is made to the Index to Financial Statements and Schedule on page F-1

         14(a)(2)    Financial Statement Schedule

                     Reference is made to the Index to Financial Statements and Schedule on page S-1.

         14(a)(3)    Exhibits

                     3.1 Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation, as amended on April 29, 1996 and April 30, 1996 (incorporated by reference to the same numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

                     3.2 Second Amendment and Restatement of By-laws of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 12, 1997).

                     3.3 Articles Supplementary relating to Series A Cumulative Convertible Redeemable Preferred Stock dated October 24, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                             1996).

                      3.4 Articles Supplementary relating to Series B Cumulative Redeemable Preferred Stock dated August 8, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                      3.5 Articles Supplementary relating to Series C Cumulative Redeemable Preferred Stock dated October 30, 1997 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated and filed on November 6, 1997).

                      3.6 Articles Supplementary relating to Series D Cumulative Redeemable Preferred Stock dated December 17, 1997 (incorporated by reference to
                             Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 16, 1997 and filed on December 19, 1997).

                      4.1 Indenture, dated as of July 1, 1997, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, relating to the Company's 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30,
                             1997).

                      4.2 Indenture, dated as of February 23, 1998, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, relating to the Company's 6.625% Notes due 2005 and 6.875% Notes due 2008.

                     10.1 Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P., dated May 9, 1997 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997).

                     10.2 First Amendment to Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P., dated October 6, 1997.

                     10.3 Second Amendment to Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P., dated December 12, 1997.

                     10.4 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P., dated December 31, 1997.

                     10.5 Third Amended and Restated Agreement of Limited Partnership of Carr Realty, L.P., dated March 5, 1996, as amended (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

                     10.6 1993 Carr Realty Option Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-11, No. 33-53626).

                     10.7 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, No. 33-92136).

                     10.8 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1996).

                     10.9 Noncompetition and Restriction Agreement by and among The Oliver Carr Company, Oliver T. Carr, Jr., Carr Realty Corporation and Carr Realty, L.P. (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-11, No. 33-53626).

                     10.10 Promissory Note from Carr Realty, L.P. to the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-11, No. 33-72974).

                     10.11 Deed of Trust and Security Agreement by and among Carr Realty, L.P., Patrick H. McGuire, III, and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-11, No. 33-72974).

                     10.12 Stock Purchase Agreement, dated November 5, 1995, by and among Carr Realty Corporation, Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K filed November 6, 1995).

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

                     10.15 Third Amended and Restated Credit Agreement, dated March 11, 1998 by and among CarrAmerica Realty Corporation, Carr Realty, L.P., CarrAmerica Realty, L.P., Morgan Guaranty Trust Company of New York, Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., Wells Fargo Bank, National Association, Bank of America National Trust and Savings Association, and the other banks listed therein.

                     21.1    List of Subsidiaries.

                     23.1    Consent of KPMG Peat Marwick LLP, dated March 18,
                             1998.

                     27      Financial Data Schedule.

                     14(b)   Reports on Form 8-K

                     Form 8-K filed December 23, 1997 regarding (i) Underwriting Agreement for offering of 594,377 shares of common stock under the Legg Mason Unit Investment Trust, (ii) Underwriting and Terms Agreement for offering of 642,510 shares of common stock under the Prudential Unit Investment Trust, and (iii) opinion of Hogan & Hartson L.L.P. on such common stock offerings.

                     Form 8-K filed December 19, 1997 regarding Terms Agreement, Articles Supplementary, Deposit Agreement and opinion of Hogan & Hartson L.L.P. for offering of 2,000,000 depositary shares of the Company's Series D Preferred Stock.

                     Form 8-K filed December 16, 1997 regarding the Company's Pro Forma Balance Sheet for the nine months ended September 30, 1997 and Pro Forma Statements of Operations for the nine months ended September 30, 1997 and the year ended December 31, 1996 for Presidential Circle and 900-910 East Hamilton.

                     Form 8-K filed December 16, 1997 regarding the Company's Pro Forma Balance Sheet for the nine months ended September 30, 1997 and Pro Forma Statements of Operations for the nine months ended September 30, 1997 and the year ended December 31, 1996.

                     Form 8-K filed November 6, 1997 regarding Terms Agreement, Articles Supplementary, Deposit Agreement and opinion of Hogan & Hartson L.L.P. for offering of 6,000,000 depositary shares of the Company's Series C Preferred Stock.

                     Form 8-K filed October 31, 1997 regarding Supplemental Financial and Operating Information of the Company as of September 30, 1997.

                     Form 8-K filed October 30, 1997 regarding the Company's Pro Forma Balance Sheet for the nine months ended September 30, 1997 and Pro Forma Statements of Operations for the nine months ended September 30, 1997 and the year ended December 31, 1996.

                     Form 8-K filed October 30, 1997 regarding the Company's (i) Historical Financial Statements for the nine months ended September 30, 1997 and the year ended December 31, 1996 for U.S. West, 2600 West Olive, CM Capital and Cedar Maple,
                     (ii) Historical Financial Statements for the three months ended March 31, 1997 and the year ended December 31, 1996 for Bannockburn IV, Sorenson Research Park, Tollhill East and West and Draper Park North, and (iii) Historical Financial Statements for the year ended December 31, 1996 for Presidential Circle and Quorum Place.


                     14(c)   Exhibits

                             The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

                     14(d)   Financial Statements

                         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 19, 1998.



                                CARRAMERICA REALTY CORPORATION
                                a Maryland corporation

                                By:  /s/ THOMAS A. CARR
                                     -------------------------------------
                                     Thomas A. Carr
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on March 19, 1998.



         Signature                                    Title

                *                            Chairman of the Board
  ----------------------------               and Director
      Oliver T. Carr, Jr.

  /s/ THOMAS A. CARR                         President, Chief Executive Officer
  ----------------------------               and Director
      Thomas A. Carr

  /s/ BRIAN K. FIELDS                        Chief Financial Officer
  ----------------------------
      Brian K. Fields

               *
  ----------------------------               Director
      Andrew F. Brimmer

               *
  ----------------------------               Director
      A. James Clark

               *
  ----------------------------               Director
     Todd W. Mansfield

               *
  ----------------------------               Director
      Caroline S. McBride

               *
  ----------------------------               Director
      William D. Sanders

               *
  ----------------------------               Director
     Wesley S. Williams, Jr.


  */s/ BRIAN K. FIELDS
  ----------------------------
       Brian K. Fields,
       Attorney-in-Fact

                         CARRAMERICA REALTY CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

         The following Consolidated Financial Statements and Schedule of CarrAmerica Realty Corporation and Subsidiaries and the Independent Auditors' Reports thereon are attached hereto:



CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES


         Consolidated Balance Sheets as of December 31, 1997 and 1996.............................F-2
         Consolidated Statements of Operations for the Years Ended
                 December 31, 1997, 1996 and 1995.................................................F-3
         Consolidated Statements of Stockholders' Equity for the Years Ended
                 December 31, 1997, 1996 and 1995.................................................F-4
         Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1997, 1996 and 1995.................................................F-5
         Notes to Consolidated Financial Statements...............................................F-7
         Independent Auditors' Report.............................................................F-21


FINANCIAL STATEMENT SCHEDULE

         Independent Auditors' Report.............................................................S-1
         Schedule III:  Consolidated Real Estate and Accumulated Depreciation as of
                 December 31, 1997 for CarrAmerica Realty Corporation and Subsidiaries............S-2


All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
   Consolidated Balance Sheets for the Years Ended December 31, 1997 and 1996
   ---------------------------------------------------------------------------


(In thousands, except share amounts)
                                                                                    1997               1996
                                                                                    ----               ----
Assets
Rental property (notes 2 and 11):
     Land                                                                        $  557,536             356,797
     Buildings                                                                    1,692,389           1,017,313
     Tenant improvements                                                            131,527              99,760
     Furniture, fixtures and equipment                                               15,571               2,128
                                                                                 ----------           ---------
                                                                                  2,397,023           1,475,998
     Less - accumulated depreciation                                               (184,266)           (119,657)
                                                                                 ----------           ---------
         Total rental property                                                    2,212,757           1,356,341

Land held for development                                                            81,647              32,277
Construction in progress                                                            210,829              31,723

Restricted and unrestricted cash and cash equivalents (note 2)                       41,894              35,866
Accounts and notes receivable (note 8)                                               38,321              11,899
Investments (note 4)                                                                 20,128              13,524
Accrued straight-line rents                                                          33,212              23,810
Tenant leasing costs, net of accumulated amortization
     of $15,576 in 1997 and $11,986 in 1996                                          19,473              13,499
Deferred financing costs, net of accumulated amortization
     of $4,100 in 1997 and $1,979 in 1996                                             6,899               3,800
Prepaid expenses and other assets, net of accumulated
     depreciation and amortization of $6,179 in 1997 and
     $3,506 in 1996                                                                  78,900              13,825
                                                                                 ----------           ---------
                                                                                 $2,744,060           1,536,564
                                                                                 ==========           =========
Liabilities, Minority Interest, and Stockholders' Equity

Liabilities:
     Mortgages and notes payable (notes 2 and 11)                                 1,028,946             655,449
     Accounts payable and accrued expenses                                           67,311              32,657
     Rent received in advance and security deposits                                  20,151              10,383
                                                                                 ----------           ---------
         Total liabilities                                                        1,116,408             698,489

Minority interest (note 3)                                                           74,955              50,597

Stockholders' equity (notes 6 and 7):
     Preferred Stock, $.01 par value, authorized 15,000,000 shares:
     Series A Cumulative Convertible Redeemable Preferred Stock, $.01 par value,
780,000 shares issued and outstanding at December 31, 1997, and 1,740,000 shares issued and outstanding at December 31, 1996 with an aggregate liquidation
preference  of  $19.5  million  and  $43.5  million, respectively.                        8                  17
     Series B, C and D Cumulative Redeemable Preferred Stock, outstanding
8,800,000 shares at December 31, 1997, with an aggregate liquidation
preference of $400.0 million.                                                            88                  --
     Common Stock, $.01 par value, authorized 90,000,000 shares, issued and outstanding 59,993,778 shares at December 31, 1997 and 43,789,073 shares at
December 31, 1996.                                                                      600                 438
     Additional paid in capital                                                   1,629,214             837,355
     Cumulative dividends in excess of net income                                   (77,213)            (50,332)
                                                                                 ----------           ---------
         Total stockholders' equity                                               1,552,697             787,478
                                                                                 ----------           ---------

Commitments and contingencies (notes 5, 8 and 10)
                                                                                 $2,744,060           1,536,564
                                                                                 ==========           =========

See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Operations for the Years Ended
                        December 31, 1997, 1996 and 1995
   --------------------------------------------------------------------------


(In thousands, except per common share amounts)
                                                                     1997                1996                1995
                                                                     ----                ----                ----
Real estate operating revenue (notes 5 and 8):
    Rental revenue:
         Minimum base rent                                         $274,603             133,807              79,688
         Recoveries from tenants                                     37,134              14,105               5,266
         Parking and other tenant charges                            13,765               6,253               4,585
                                                                   --------            --------            --------
              Total rental revenue                                  325,502             154,165              89,539
    Executive suites revenue                                         17,865                  --                  --
    Real estate service income                                       15,998              12,512              11,315
                                                                   --------            --------            --------
                  Total revenue                                     359,365             166,677             100,854
                                                                   --------            --------            --------

Real estate operating expenses:
    Property operating expenses:
         Operating expenses                                          84,432              37,047              21,894
         Real estate taxes                                           30,394              14,880               9,685
    Interest expense                                                 51,528              31,630              21,873
    Executive suites operating expenses                              15,728                  --                  --
    General and administrative                                       21,839              15,228              10,711
    Depreciation and amortization                                    76,958              38,264              18,495
                                                                   --------            --------            --------
              Total operating expenses                              280,879             137,049              82,658
                                                                   --------            --------            --------

              Real estate operating income                           78,486              29,628              18,196
                                                                   --------            --------            --------

Other operating income (expense):
    Interest Income                                                   2,452               1,701               1,121
    Equity in earnings (losses) of
         unconsolidated partnerships (note 4)                           655                 484                (131)
    Gain on sale of assets (note 9)                                   5,420                  --                  --
    Loss on write-off of investment and
         intangible assets (note 9)                                      --              (2,279)             (1,902)
                                                                   --------            --------            --------
              Total other operating income (expense)                  8,527                 (94)               (912)
                                                                   --------            --------            --------
              Net operating income before minority
                  interest and extraordinary item                    87,013              29,534              17,284
Minority interest (note 3)                                           (8,273)             (4,732)             (5,217)
                                                                   --------            --------            --------
         Income before extraordinary item                            78,740              24,802              12,067
Extraordinary item - loss on early
         extinguishment of debt                                        (608)               (484)                 --
                                                                   --------            --------            --------
              Net income                                           $ 78,132              24,318              12,067
                                                                   ========            ========            ========

Basic net income per common share:
    Income before extraordinary item (note 1)                      $   1.23                0.90                0.90
    Extraordinary item - loss on early
         extinguishment of debt                                       (0.01)              (0.02)                 --
                                                                  ---------            --------            --------
              Basic net income per common share                   $    1.22                0.88                0.90
                                                                  =========            ========            ========

Diluted net income per common share:
    Income before extraordinary item (note 1)                     $    1.23                0.90                0.90
    Extraordinary item - loss on early
         extinguishment of debt                                       (0.01)              (0.02)                 --
                                                                  ---------            --------            --------
              Diluted net income per common share                 $    1.22                0.88                0.90
                                                                  =========            ========            ========



See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Stockholders' Equity for the
                  Years Ended December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------

(In thousands, except share amounts)


                                                                                                 Dividends in
                                                                                     Additional    excess of
                                     Common      Preferred     Common     Preferred   paid-in     cumulative
                                     shares        shares       stock      stock      capital      earnings    Total
                                   -----------   -----------  ----------  ---------  ---------   -----------  -------

Balance at December 31, 1994       13,248,011          --      $ 132         --       126,059      (20,149)   106,042

  Shares issued in exchange
    for Unit redemptions (note 3)     161,166          --          2         --           776           --        778
  Net income                               --          --         --         --            --       12,067     12,067
  Dividends paid                           --          --         --         --            --      (23,344)   (23,344)
                                   ----------    ---------     -----     ------     ---------    ---------   --------

Balance at December 31, 1995       13,409,177          --        134         --       126,835      (31,426)    95,543


  Sales of common stock            30,102,907          --        301         --       665,178           --    665,479
  Sale of Series A Cumulative
    Convertible Redeemable
    Preferred Stock                        --    1,740,000        --         17        42,976           --     42,993
  Shares issued in exchange
    for Unit redemptions (note 3)     212,293          --          2         --           831           --        833
  Exercise of stock options             2,000          --         --         --            36           --         36
  Shares issued to acquire
    rental property                    62,696          --          1         --         1,499           --      1,500
  Net income                               --          --         --         --            --       24,318     24,318
  Dividends paid                           --          --         --         --            --      (43,224)   (43,224)
                                   ----------    ---------     -----     ------     ---------    ---------   --------

Balance at December 31, 1996       43,789,073    1,740,000       438         17       837,355      (50,332)   787,478

  Sales of common stock            15,032,815          --        151         --       400,781           --    400,932
  Sales of Preferred Stock                 --    8,800,000        --         88       386,843           --    386,931
  Shares issued in exchange
    for Unit redemptions
    (note 3)                          199,223          --          2         --         3,955           --      3,957
  Exercise of stock options            12,667          --         --         --           280           --        280
  Conversion of Series A
    Cumulative Convertible
    Redeemable
    Preferred Stock to
    Common stock                      960,000     (960,000)        9         (9)           --           --         --
  Net income                               --          --         --         --            --       78,132     78,132
  Dividends Paid                           --          --         --         --            --     (105,013)  (105,013)
                                   ----------    ---------    ------      -----     ---------    ---------  ---------
Balance at December 31, 1997       59,993,778    9,580,000    $  600         96     1,629,214      (77,213) 1,552,697
                                   ==========    =========    ======      =====     =========    =========  =========

See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------



(In thousands)

                                                                                 1997            1996              1995
                                                                                 ----            ----              ----

Cash flows from operating activities:
    Net income                                                                $   78,132          24,318           12,067
                                                                              ----------        --------          -------
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                            76,958          38,264           18,495
         Minority interest in income                                               8,273           4,732            5,217
         Equity in (earnings) losses of unconsolidated partnerships                 (655)           (464)             161
         Extraordinary item-loss on early extinguishment of debt                     608             484               --
         Loss on write-off of assets                                                  --           2,279               --
         Increase in accounts receivable and notes receivable                    (26,422)         (3,171)          (3,124)
         Decrease (increase) in accrued straight-line rents                       (9,402)         (1,373)           1,931
         Additions to tenant leasing costs                                       (10,671)         (5,530)          (1,350)
         Increase in prepaid expenses and other assets                           (22,615)         (5,915)            (884)
         Increase in accounts payable and
             accrued expenses                                                     34,654          20,029            2,969
         Increase (decrease) in rent received in advance and
             security deposits                                                     9,768           8,647             (205)
                                                                              ----------        --------          -------
                  Total adjustments                                               60,496          57,982           23,210
                                                                              ----------        --------          -------
                  Net cash provided by operating activities                      138,628          82,300           35,277
                                                                              ----------        --------          -------

Cash flows from investing activities:
    Acquisition of executive suites assets                                       (45,736)          --                  --
    Additions to rental property                                                 (36,303)        (11,525)          (8,927)
    Acquisitions of rental property                                             (692,001)       (800,628)         (64,363)
    Additions to land held for development                                       (96,225)        (23,022)              --
    Additions to construction in progress                                       (180,104)        (31,723)              --
    Acquisition of real estate service contracts and other
       intangibles                                                                    --          (1,750)          (7,419)
    Distributions from unconsolidated partnerships                                 1,574           1,739            4,399
    Investments in unconsolidated partnerships                                    (7,398)         (4,055)          (3,437)
    Acquisition of minority interest                                                  --              (3)          (1,546)
    Increase in restricted cash and cash equivalents                              (6,019)         (5,980)            (342)
    Proceeds from disposition of rental property, land held
       for development and construction in progress                               57,928              --               --
                                                                              ----------        --------          -------
                  Net cash used by investing activities                       (1,004,284)       (876,947)         (81,635)
                                                                              -----------       --------          -------

Cash flows from financing activities:
    Net proceeds from sales of common and preferred stock                        788,143         708,508               --
    Net borrowings (repayments) on unsecured line of credit                      (55,500)        215,000               --
    Proceeds from issuance of unsecured notes                                    275,000              --               --
    Borrowings on mortgages payable                                                   --              --           72,000
    Repayment of mortgages payable                                               (19,305)        (57,048)          (2,559)
    Disposition of mortgage payable from sale of rental property                  (9,508)             --               --
    Contributions from minority interests                                          1,502              --               17
    Dividends paid                                                              (105,013)        (43,224)         (23,344)
    Additions to deferred financing costs                                         (4,179)         (3,020)            (879)
    Distributions to minority interests                                           (9,276)         (7,149)          (8,122)
                                                                              ----------        --------          -------
                  Net cash provided by financing activities                      861,864         813,067           37,113
                                                                              ----------        --------          -------
                  Increase (decrease) in unrestricted cash
                  and cash equivalents                                            (3,792)         18,420           (9,245)
Unrestricted cash and cash equivalents, beginning of the period                   27,637           9,217           18,462
                                                                              ----------        --------          -------
Unrestricted cash and cash equivalents, end of the period                     $   23,845          27,637            9,217
                                                                              ==========        ========          =======

Supplemental disclosure of cash flow information:
    Cash paid for  interest  (net of  capitalized  interest  of $12,571 in
     1997, $2,664 in 1996 and $226 in 1995)                                   $   41,170          29,693           21,825
                                                                              ==========        ========           ======

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------
(Continued)


Supplemental disclosure of noncash investing and financing activities:

(a) During 1997, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $182.8 million of debt and liabilities and by issuing $26.0 million of units.

(b) During 1996, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $184.4 million of debt and liabilities and by issuing $1.5 million of common stock and $18.0 million of Units. The Company also repaid $1.0 million of liabilities by issuing $1.0 million of Units.

(c) On July 6, 1995, the Company formed a limited liability company (the "LLC") with a commingled pension trust fund. The Company contributed its ownership in 1717 Pennsylvania Avenue to the LLC in exchange for a 50 percent ownership interest. The Company was credited with a contribution of $20.0 million, reduced by $7.0 million of indebtedness secured by the property. Subsequent to the Company's contribution to the LLC, the Company received a distribution from the LLC of $2.9 million.



See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
(1)      Description of Business and Summary of Significant Accounting Policies

         (a)     Business

                 CarrAmerica Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"), organized under the laws of Maryland, which owns, develops, acquires and operates office properties. The Company's office properties primarily are located in 16 suburban markets across the United States.

         (b)     Basis of Presentation

                 The accounts of the Company and its majority-owned subsidiaries are consolidated in the accompanying financial statements. The Company uses the equity method of accounting for its investments in and earnings and losses of unconsolidated partnerships not controlled by the Company. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Certain amounts for prior years have been reclassified to conform with the presentation for 1997.

          (c)    Rental Property

                 Rental property is recorded at cost less accumulated depreciation (which is less than the net realizable value of the rental property). Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

                 Base Building.........................30 to 50 years
                 Building components...................7 to 20 years
                 Tenant improvements...................Terms of the leases or useful lives, whichever
                                                       is shorter
                 Furniture, fixtures and equipment.....5 to 15 years

                 Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

                 The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

         (d)     Development Property

                 Land held for development and construction in progress is carried at cost. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property.

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

         (g)     Goodwill, Real Estate Service Contracts and Other Intangibles

                 Real estate service contracts and other intangible assets represent the purchase price of net assets of real estate service operations acquired and are amortized on the straight-line basis over the expected lives of the respective real estate service contracts. Goodwill which represents the excess of purchase price over the fair value of net assets acquired in the acquisition of OmniOffices, is amortized on the straight-line basis over 30 years. The Company assesses the recoverability of these intangible assets by determining whether the balance can be recovered over its remaining life through undiscounted future operating cash flows of the related assets or operations acquired. The amount of impairment loss, if any, is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are not achieved.

         (h)     Fair Value of Financial Instruments

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

                 The Company earns real estate service revenue for certain properties it manages, leases and develops for third parties and revenue from its executive suites business. Such revenue is recognized as earned.

         (j)     New Accounting Pronouncements

                 In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and such items as foreign currency items and certain unrealized gains and losses. This standard is effective for the Company's fiscal year 1998 and requires prior years' comparative financial statements to be reclassified to reflect the provisions of this standard.

                 Also in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which requires a public entity to report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This standard is also effective for the Company's 1998 fiscal year. The Company is currently in the process of evaluating the effect this new standard will have on its financial statement presentation and disclosures and the required information, if any, will be reflected in the Company's 1998 financial statements.

          (k)    Income and Other Taxes

                 The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and certain of its subsidiaries in the accompanying consolidated financial statements. At December 31, 1997 and 1996, the Company's income tax basis in its assets was approximately $2.5 billion and $1.5 billion, respectively.

                 Certain subsidiaries, organized as partnerships, of the Company are subject to District of Columbia franchise taxes. Franchise taxes are recorded as general and administrative expenses in the accompanying consolidated financial statements.

                 CarrAmerica Development, Inc. ("CarrAmerica Development"), the Company's development subsidiary, Carr Real Estate Services, Inc. ("Carr Services, Inc."), the Company's real estate service subsidiary, and OmniOffices, Inc. ("OmniOffices"), the Company's executive suites subsidiary, file separate tax returns and are subject to federal, state and local income taxes. The Company has adopted the asset and liability method of accounting for income taxes for these subsidiaries. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. The income taxes and the effect of the asset and liability method of the accounting for income taxes for these subsidiaries, are insignificant to the financial statements of the Company.

         (l)     Hedging Transactions

                 From time to time, the Company enters into interest rate lock and collar agreements that are designed to hedge against the impact of interest rate fluctuations on certain of the Company's existing and probable future long-term debt instruments. Because these agreements qualify for hedge accounting treatment, any gains or losses are recognized as adjustments to interest expense over the lives of the underlying debt instruments. For hedge agreements that are terminated early or that are associated with anticipated future debt instruments, gains or losses are deferred until those debt instruments are entered into. If the Company determines it is no longer probable that the Company will enter into an anticipated debt instrument, any related deferred gains or losses are recognized in the current period.

          (m)    Per Share Data and Dividends

                 Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128 "Earnings Per Share." SFAS No. 128 supersedes APB No. 15 and specifies computation, presentation and disclosure requirements for EPS and requires restatement of prior years' comparative EPS amounts. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before extraordinary loss.


                                   Year Ended December 31, 1997     Year Ended December 31, 1996     Year Ended December 31, 1995
                                  -------------------------------  ------------------------------  -------------------------------
                                   Income                   Per    Income                   Per    Income                     Per
                                   (000's)      Shares     Share   (000's)      Shares     Share   (000's)        Shares     Share
                                  (Numerator)(Denominator) Amount (Numerator)(Denominator) Amount  (Numerator)(Denominator) Amount
                                  ------------------------------- -------------------------------  -------------------------------

             Basic EPS           $ 67,749       54,873     $1.23   $24,230     26,932     $0.90    $12,067      13,338      $0.90
             Effect of Dilutive
               Securities
               Stock Options           --          205        --        --         67        --         --           1         --
               Units in Carr
                Realty, LP          5,530        4,519        --        --         --        --         --          --         --
                                 --------       ------     -----   -------     ------     -----    -------       ------     -----
             Diluted EPS         $ 73,279       59,597     $1.23   $24,230     26,999     $0.90    $12,067      13,339      $0.90
                                 ========       ======             =======     ======              =======      =======


                    Income before extraordinary item has been reduced by preferred stock dividends of $10,991 and $572 for 1997 and 1996, respectively.

                    The effects of units and Series A Preferred Stock are not included in the computation of diluted EPS for a given year if their effect is antidilutive.

                 Following is the income tax status of common stock dividends paid during the last three calendar years:

                                              1997      1996     1995
                                              ----      ----     ----
                     Ordinary income          90%        95%      85%
                     Capital Gain             --         --       --
                     Return of Capital        10%        5%       15%

         (n)     Cash Equivalents

                 For the purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         (o)     Stock/Unit Option Plans

                 Prior to January 1, 1996, the Company accounted for its option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expenses would be recorded only if the current market price of the underlying unit or stock on the date of grant exceeded the exercise price. As of January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all unit-based and stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures permitted by SFAS No. 123.

(2)      Mortgages, Unsecured Notes and Credit Facility

         The Company's mortgages payable, unsecured notes and credit facilities are summarized as follows (in thousands):

                                               December 31,     December 31,
                                                   1997             1996
                                                   ----             ----

                Fixed rate mortgages            $  590,645        440,449
                Unsecured credit facility          159,500        215,000
                Notes payable                        3,801             --
                Senior unsecured notes             275,000             --
                                                ----------        -------
                                                $1,028,946        655,449
                                                ==========        =======


         Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from June 1998 through July 2019. The weighted average interest rate of mortgages payable was 8.1% at December 31, 1997 and 1996. A mortgage payable of $27.7 million at December 31, 1997 is held by Carr Redmond Corporation, a wholly-owned subsidiary of the Company, which owns the Redmond East office campus.

         The Company also has a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. At December 31, 1997, the credit facility bore interest, as selected by the Company, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 100 basis points above the 30 day London Interbank Offered Rate (LIBOR). The Company has predominately selected interest rates equal to 1.00 percent above the 30 day LIBOR rate. The credit facility matures in September 2000. The weighted average effective interest rate for 1997 was 6.9%.

         The Company's unsecured credit facility contains a number of financial and other covenants with which the Company must comply including, but not limited to, covenants relating to ratios of annual EBITDA (earning before interest, taxes, depreciation and amortization) to interest expense, annual EBITDA to debt service, and total debt to tangible fair market value of the Company's assets , and restrictions on the ability of the Company to make dividend distributions in excess of 90% of funds from operations. Availability under the unsecured credit facility is also limited to a specified percentage of the Company's unsecured properties.

         In June 1997, the Company sold senior unsecured notes in the aggregate principal amount of $275 million of its long-term debt, in the form of $150 million of 7.20% notes due in 2004 and, $125 million of 7.375% notes due in 2007. The Company's senior unsecured notes contain various covenants with which the Company must comply, including but not limited to: limits on the aggregate amount of indebtedness the company may have outstanding on a consolidated basis; limits on the aggregate amount of secured indebtedness the Company may have outstanding on a consolidated basis; and, limits on the Company's required debt service payments. The senior unsecured notes are unconditionally guaranteed by CarrAmerica Realty, L.P.

         The annual maturities of debt as of December 31, 1997 are summarized as follows (in thousands):

                1998                     $   43,621
                1999                         34,430
                2000                        208,682
                2001                        101,092
                2002                         42,236
                2003 & thereafter           598,885
                                         ----------
                                         $1,028,946
                                         ==========

         Restricted and unrestricted cash and cash equivalents include $18.0 million and $8.2 million of restricted cash at December 31, 1997 and 1996, respectively, consisting primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

         Based on the borrowing rates available to the Company for mortgages payable with similar terms and average maturities, the estimated fair value of the Company's mortgages at December 31, 1997 and 1996 was approximately $615.5 million and $644.5 million, respectively.

 (3)     Minority Interest

         In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing distribution paying Units and non-distribution paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-distribution paying Units are not entitled to any distributions until they automatically convert into distribution paying Units at various dates in the future. Each distribution paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a distribution paying Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the years ended December 31, 1997 and 1996, 199,223 and 212,293 distribution paying Units, of Carr Realty, L.P. and CarrAmerica Realty, L.P., respectively, were redeemed for common stock of the Company.

         The following table sets forth the common stock and preferred stock which is convertible into common stock, of the Company and Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. (in thousands):



                                                                         Convertible          Distribution        Non-Distribution
                                                  Common Stock         Preferred Stock        Paying Units          Paying Units
                                                  Outstanding            Outstanding          Outstanding           Outstanding
                                                  -----------            -----------          -----------           -----------
                   As of December 31,:
                   1997                             59,994                    780                 5,699                  540
                   1996                             43,789                  1,740                 4,940                  540
                   1995                             13,409                     --                 4,080                  668
                                                    ======                =======                 =====                  ===


                   Weighted average for:
                   1997                             54,873                  1,322                 5,381                  540
                   1996                             26,932                    328                 4,131                  872
                   1995                             13,338                     --                 4,151                  668
                                                    ======                =======                 =====                  ===

         Minority interest in the accompanying consolidated financial statements relates primarily to holders of Units.

(4)      Investments in Unconsolidated Partnerships

         The Company owns interests ranging from 5% to 50% in office properties through unconsolidated partnerships. The Company had five investments in 1997 and seven investments in 1996 and 1995 in these partnerships. The combined condensed financial information for the unconsolidated partnerships is as follows:

         (in thousands)

                                                        December 31,
         Balance Sheets                             1997           1996
                                                    ----           ----

         Assets

         Rental property, net                      $258,571       310,100
         Cash and cash equivalents                   14,348        15,577
         Other assets                                41,959        38,073
                                                   --------       -------
                                                   $314,878       363,750
                                                   ========       =======
         Liabilities and Accumulated Deficit

         Liabilities:
                   Notes payable                   $294,328       362,849
                   Other liabilities                 23,897        17,233
                                                   --------       -------
                       Total liabilities            318,225       380,082
         Accumulated deficit                         (3,347)      (16,332)
                                                   --------       -------
                                                   $314,878       363,750
                                                   ========       =======


                                                    1997          1996          1995
                                                    ----          ----          ----
         Statements of Operations

         Revenue                                   $82,583        85,702       81,182
         Depreciation and amortization expense      10,217         6,266        3,608
         Interest expense                           26,257        24,470       22,998
         Other expenses                             42,335        41,787       41,304
                                                   -------       -------       ------
                       Net income                  $ 3,774        13,179       13,272
                                                   =======       =======       ======



 (5)     Lease Agreements

         The following table summarizes future minimum base rent to be received under noncancelable tenant leases and the percentage of total rentable space under leases expiring each year, as of December 31, 1997 (in thousands):

                                                            Percentage
                                         Future              of Total
                                         Minimum            Space Under
                                          Rent             Leases Expiring
                                    --------------        ----------------
               1998                  $  319,273                17.7%
               1999                     297,152                10.3
               2000                     268,027                13.7
               2001                     229,138                12.3
               2002                     191,538                11.3
               2003 & thereafter        547,299                34.7
                                     ==========
                                     $1,852,427
                                     ==========


         The leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences being adjusted in the succeeding year.

 (6)     Preferred Stock

         The Company is authorized to issue 15,000,000 shares of Preferred Stock. On October 25, 1996, the Company issued 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at $25 per share. Dividends for the Series A Preferred Stock are cumulative from the date of issuance and are payable quarterly in arrears in an amount per share equal to the greater of (1) $1.75 per share per annum, or (2) the cash dividend paid on the number of shares, or portion thereof, of the Company's common stock into which a share of Series A Preferred Stock is convertible. The Series A Preferred Stock has a liquidation preference of $25 per share. After April 25, 1997, each share of Series A Preferred Stock became convertible, at the option of the holder, into one share of the Company's common stock, subject to certain conversion adjustments. As of December 31, 1997, 960,000 shares of Series A Preferred Stock had been converted into the Company's common stock. After October 25, 1999, each outstanding share of Series A Preferred Stock is redeemable at the Company's option, at $25 per share, plus accrued and unpaid dividends.

         During 1997, the Company issued additional preferred stock as follows:



                                                                                  Liquidation
                                        Shares             Issue Date             Preference           Dividend Rate
          ----------------------     --------------    --------------------    ------------------    -----------------
                Series B               8,000,000           August 1997              $ 25.00               8.57%
                Series C               6,000,000          November 1997             $ 25.00               8.55%
                Series D               2,000,000          December 1997             $ 25.00               8.45%

         Series C and D shares listed above are Depositary Shares, each representing a 1/10 fractional interest in a share of preferred stock. Dividends for the Series B, C and D shares are cumulative from the date of issuance and are payable quarterly in arrears on the last day of February, May, August and November of each year. These preferred shares are redeemable at the option of the Company not prior to the following dates:


                 Series B - August 12, 2002
                 Series C - November 6, 2002
                 Series D - December 19, 2002


(7)      Stock/Unit Option Plans

         As of December 31, 1997, the Company had three option plans: two plans for the purpose of attracting and retaining executive officers and other key employees (1997 Employee Stock Option and Incentive Plan and the 1993 Employee Unit Option Plan); and the other plan for the purpose of attracting and retaining directors who are not employees of the Company (Non-Employee Director Stock Option Plan).

         The 1997 Employee Stock Option and Incentive Plan ("Stock Option Plan") allows for the grant of options to purchase the Company's common stock at an exercise price which is equal to the fair market value of the common stock at the date of grant. The Stock Option Plan was approved by the Company's stockholders at its Annual Meeting of Stockholders on May 8, 1997. At December 31, 1997, the Company had 3,000,000 shares of common stock reserved for issuance under the Stock Option Plan, of which 897,121 were outstanding. All of these options have a ten-year term from the date of grant and vest over a five-year period, 20% per year.

         The 1993 Employee Unit Option Plan allows for the grant of options to purchase Units of Carr Realty, L.P. (Unit options) that are exercisable at the fair market value of the Units at the date of grant, which is deemed to be equivalent to the fair market value of the Company's common stock at such date. Units (following exercise of Unit options) are redeemable for cash or common stock of the Company, at the option of the Company.

         At December 31, 1997, the Company had 1,266,900 Units reserved for issuance under the Employee Unit Option Plan, of which 827,000 were outstanding. All of these options have a ten-year term from the date of grant and vest over a five-year period, 20% per year.

         The Non-Employee Director Stock Option Plan provides for the grant of options to purchase the Company's common stock at an exercise price which is equal to the fair market value of the common stock on the date of grant. The Non-Employee Director Stock Option Plan was approved by the Company's stockholders at its Annual Meeting of Stockholders on April 28, 1995, following which each then-serving non-employee director was granted options to purchase 3,000 shares of the Company's common stock. Immediately following each annual election of directors, each continuing non-employee director will receive options to purchase 5,000 shares of the Company's common stock. Each newly elected director will receive options to purchase 3,000 shares of common stock. The stock options have a 10-year term from the date of grant and vest over a three-year period, 33 1/3% per year. At December 31, 1997, the Company had 150,000 shares of common stock reserved for issuance under the Non-Employee Director Stock Option Plan, of which 66,333 were outstanding.

         The per share weighted-average fair value of Unit options and stock options granted during 1997 and 1996 was $2.84 and $2.15, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighed-average assumptions: 1997 - expected dividend yield of 7.36%, risk free interest rate of 6.26%, stock volatility of 19.42%, and expected option life of 5.46 years; 1996 - expected dividend yield of 7.89%, risk free interest rate of 6.08%, stock volatility of 19.45%, and expected option life of 4.02 years.

         The Company applies APB Opinion No. 25 in accounting for its Unit options and stock options and, accordingly, no compensation cost has been recognized for its Unit options and stock options in the financial statements. However, pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its unit and stock options under the fair value method. For 1997, the Company's pro forma net income and basic EPS is $77,725 and $1.22, respectively. The pro forma effect for 1996 is insignificant. Unit option and stock option activity during 1997 and 1996 is as follows:

                                                 Number of      Weighted Average
                                               Units/Shares      Exercise Price
                                               ------------     ---------------

                Balance at December 31, 1995      937,348         $  22.86
                   Granted                        112,000            24.70
                   Exercised                        4,000            20.75
                   Forfeited                           --               --
                   Expired                             --               --
                                                ---------

                Balance at December 31, 1996    1,045,348            23.06
                   Granted                        917,202            29.01
                   Exercised                       96,015            23.04
                   Forfeited                       76,081            24.09
                   Expired                             --               --
                                                ---------

                Balance at December 31, 1997    1,790,454          $ 26.07
                                                =========          =======

         At December 31, 1997, the range of exercise prices was between $17.75 and $30.25 per Unit/share and the weighted average remaining contractual life of outstanding options was 7.70 years.

         At December 31, 1997 and 1996, the number of options exercisable was 639,572 and 526,420, respectively, and the weighted average exercise price of those options was $22.80 and $22.72 per Unit/share, respectively.

(8)      Transactions With Affiliates

         Parking Services International, Inc., a subsidiary of SC-USREALTY and The Oliver Carr Company, both stockholders of the Company, manages certain of the parking garages in the Company's properties for fees ranging from 24 to 62 percent of gross receipts from garage operations. Parking Services International, Inc. is responsible for payment of all garage operating expenses. Parking revenue recognized is net of fees paid to Parking Services International, Inc. of $4.5 million in 1997, $1.9 million in 1996, and $1.8 million in 1995. Accounts receivable includes $.8 million and $.3 million at December 31, 1997 and 1996, respectively, due from Parking Services International, Inc.

         Accounts receivable includes management and leasing fees, development and architectural fees and payroll reimbursements receivable from affiliates of $3.6 million at December 31, 1997 and $4.0 million at December 31, 1996. This amount includes a leasing commission receivable of $2.5 million at December 31, 1997 and $2.7 million at December 31, 1996, which receivable is collectible in quarterly installments of approximately $47 thousand through September 2011. The fair market value of this receivable is $1.5 million at December 31, 1997 and $1.6 million at December 31, 1996. The leasing commission is due from an unconsolidated investee partnership.

         The Company earned management, leasing, development and architectural fees in 1997 and 1996 from affiliated partnerships of $7.4 million in 1997, $6.9 million in 1996, and $6.7 million in 1995.

         A wholly owned subsidiary of Clark Enterprises, Inc., a Unitholder, has provided construction management services to the Company. In connection with these services, the Company paid $1.5 million in 1997, $1.3 million in 1996, and $.7 million in 1995. Additionally, a wholly owned subsidiary of Clark Enterprises, Inc. received a total of $19.6 million during the years of 1996, 1995 and 1994 under a construction contract for the Booz-Allen & Hamilton Building (in which the Company is a 50% joint venturer).

         The Company leases office space from a partnership affiliated with The Oliver Carr Company. Rent expense amounted to $1.2 million in 1997, $1.1 million in 1996, and $.9 million in 1995 under the lease. Future minimum payments under the lease are $.4 million in 1998.

         The Company paid Security Capital Markets Group, Inc., an affiliate of SC-USREALTY, a placement fee of $.4 million in 1996 for services rendered in connection with the sale of 1,740,000 shares of Series A Preferred Stock issued in October 1996.

         During 1997 and 1996, payments of $.1 million and $1.1 million, respectively were made to Security Capital Investment Research Incorporated, an affiliate of SC-USREALTY, for research rendered in connection with the acquisition of operating and development properties.

(9)      Gains/Losses From Dispositions of Assets

         The Company disposed of assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds were redeployed into other office properties (utilizing tax-deferred exchanges where possible). As such, during 1997, the Company disposed of seven properties. The Company recognized gains totaling $5.4 million on these dispositions.

         On January 31,1996, the Company terminated an agreement to acquire the development business of The Evans Company ("Evans") and, as a result, in 1995 the Company recognized a $1.9 million loss on its investment. Furthermore, in 1996, the Company wrote off approximately $2.3 million of the unamortized purchase price of certain third-party real estate service contracts that were terminated during the year. These contracts were acquired from Evans in 1995 and were terminated early as a result of the sale of the properties by third-party owners.

(10)     Commitments and Contingencies

         At December 31, 1997, the Company is contingently liable on letters of credit amounting to approximately $1.4 million for various completion escrows and on performance bonds amounting to approximately $6.3 million to ensure completion of required public improvements on its construction projects.

         The Company leases certain commercial office space for its executive suite business under non-cancelable operating leases with initial terms ranging from 10 to 15 years, expiring through 2012. Future minimum lease payments required under these operating leases as of December 31, 1997 were as follows:

                1998                            $ 13,857
                1999                              14,032
                2000                              13,732
                2001                              13,746
                2002                              11,432
                2003 & thereafter                 38,174
                                                --------
                                                $104,973
                                                ========

         The Company leases land beneath two office properties located in metropolitan Washington, D.C. The Company also leases land adjacent to an office property in suburban Chicago. The terms of these leases range from 5 years to 99 years, with the last lease maturing in the year 2086. The minimum base annual rental payment associated with these leases is $1.1 million.

         In September 1997, the Company entered into an agreement with a counterparty to hedge against the impact that interest rate fluctuations may have on debt instruments the Company issued in February 1998. The agreement is a forward treasury lock agreement on a notional amount of $75 million based on the 10-year U.S. Treasury Bill at 6.415%. In February 1998, the Company paid $5.9 million to the counterparty to unwind the agreement in connection with the sale of $200 million of senior unsecured notes by the Company in February 1998 (see note 12). The amount paid by the Company will be deferred and amortized over the term of the debt instruments as a component of interest expense.

         In October 1997, the Company entered into a similar agreement to effectively fix its interest rate as of February 26, 1998, based on the 10-year U.S. Treasury Bill at 5.898% on a notional amount of $50 million. On February 18, 1998, the Company paid $1.5 million to unwind this agreement in connection with the sale of senior unsecured notes described above. The amount will be deferred and amortized over the term of the senior unsecured notes.

         At December 31, 1997, the amount due to the counterparty under the forward Treasury Lock Agreements of $4.3 million has been deferred/accrued in the Company's financial statements.

         The Company has a 401(k) plan for employees that will match 50% of employee contributions up to the first 4% of an employee's pay and will make a base contribution of 3% of pay for participants who remain employed on December 31 (the end of the plan year). Company contributions to the plan are subject to a five-year graduated vesting schedule. Company contributions to the plan amounted to $.6 million in 1997, $.3 million in 1996, and $.3 million in 1995.

         In the course of the Company's normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company. Based on currently available facts, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

(11)     Acquisition and Development Activities

         During 1997, the Company made the following acquisitions: in its Pacific region, the Company acquired 51 properties containing a total of approximately 3.3 million square feet (unaudited), for an aggregate purchase price of approximately $464.2 million; in its Mountain region, the Company acquired 14 properties containing a total of approximately
         1.2 million square feet (unaudited), for an aggregate purchase price of approximately $162.7 million; in its Central region, the Company acquired 16 properties containing a total of approximately 1.6 million square feet (unaudited), for an aggregate purchase price of approximately $178.2 million; and in its Southeast region, the Company acquired six properties containing a total of approximately .9 million square feet (unaudited), for an aggregate purchase price of approximately $101.6 million.

         During 1997, the Company acquired land that will support the development of up to 4.6 million square feet (unaudited) for an aggregate purchase price of approximately $117.3 million. In addition, as of December 31, 1997, the Company had 40 office properties under construction: 1,196,000 square feet (unaudited) in its Pacific region; 425,000 square feet (unaudited) in its Mountain region; 1,194,000 square feet (unaudited) in its Central region; and 714,000 square feet (unaudited) in its Southeast region. Costs incurred during 1997 for properties under construction were $180.1 million. An additional $62.4 million (unaudited) is expected to be expended for completion of projects already under construction as of December 31, 1997.

         During 1997, the Company acquired the assets of OmniOffices Group, Inc. for approximately $50 million in cash. OmniOffices, Inc. owned 28 executive suites located in 14 markets nationally.

         During 1996, the Company made the following acquisitions: in its Pacific region, the Company acquired 73 properties containing a total of approximately 4.0 million square feet (unaudited), for an aggregate purchase price of approximately $454.3 million; in its Mountain region, the Company acquired 13 properties containing a total of approximately 1.3 million square feet (unaudited), for an aggregate purchase price of approximately $112.7 million; in its Central region, the Company acquired 17 properties containing a total of approximately
         2.1 million square feet (unaudited), for an aggregate purchase price of approximately $243.5 million; and in its Southeast region, the Company acquired 43 properties containing a total of approximately 1.8 million square feet (unaudited), for an aggregate purchase price of approximately $178.3 million.

         During 1996, the Company acquired, or purchased options to acquire, land which will support the future development of 3.2 million square feet (unaudited) in four of its target markets: suburban Seattle; Southeast Denver; Austin, Texas; and suburban Chicago. In addition, as of December 31, 1996, the Company had three properties under construction: 128,000 square feet (unaudited) in suburban Atlanta; and two properties that will contain approximately 295,000 square feet (unaudited) in southeast Denver (including a build-to-suit project with 189,000 rentable square feet). Land held for development was purchased for an aggregate purchase price of $32.3 million. Costs incurred during 1996 for properties under construction were $31.7 million. An additional $36.3 million (unaudited) is expected to be expended for completion of projects already under construction as of December 31, 1996.

         All acquisitions have been accounted for as purchases. Operations of the properties acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

         The following unaudited pro forma summary presents information as if the Company's acquisitions, sales of common and preferred stock, and issuance of debt securities through December 31, 1997 had occurred at the beginning of each year. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                    Pro forma Information (unaudited)
                    (in thousands, except per share amounts)
                                                                           1997                1996
                                                                       -----------          -----------

                    Total Revenue                                      $ 437,818            $ 384,671

                    Net Income before extraordinary item               $ 103,502            $  83,000

                    Net Income                                         $ 102,894            $  82,516

                    Basic net income per common share                  $    1.12            $    0.78
                                                                       =========            =========

(12)     Subsequent Events

         In March 1998, the Company, through its subsidiary OmniOffices, Inc., acquired the operations of an executive suites business for approximately $32.5 million in cash plus warrants to purchase stock of OmniOffices, Inc. The business has ten centers with 800 suites located in three markets.

         In March 1998, the Company loaned $51.0 million to finance the construction of two operating office buildings located in Northern California. The Company has the option to purchase the buildings once construction is complete. The interest rate on the loan during the option period ranges from 9.34% to 10.32%. If the option to purchase is not exercised prior to March 10, 2003, the loan will bear an interest rate of 9.0% and will mature on February 10, 2018.

         In March 1998, the Company's unsecured credit facility was amended so as to reduce the interest rate from 100 basis points over LIBOR to 90 basis points over LIBOR. The amendment also increased the Company's availability under the facility by increasing the percentage of the Company's unsecured properties available for draw.

         In February 1998, the Company sold an aggregate principal amount of $200 million of its long-term debt, in the form of $100 million aggregate principal amount of 6.625% unsecured notes due in 2005 and $100 million aggregate principal amount of 6.875% unsecured notes due in 2008. The notes contain various covenants substantially similar to the notes issued in June 1997. The offering raised net proceeds of $198 million which were used to acquire the suburban office properties and land discussed below, to pay down indebtedness under the Company's unsecured credit facility, and to cover costs relating to certain hedging contracts entered into in September and October 1997 in anticipation of the offering and for general corporate purposes.

         From January 1, 1998, to March 1, 1998 the Company acquired eight office properties and placed into service six office buildings. In addition, since January 1, 1998, the Company has acquired land which is expected to support the future development of 2.0 million square feet. The Company paid $130.2 million to purchase the properties and land. These acquisitions and properties placed in service added to the Company's holdings as follows (unaudited):

                                                                          Buildable
                                                                         Square Feet
                                                                         of Land Held
                                                          Square             for
                                          # of             Feet          Development
                  Region               Buildings       (unaudited)       (unaudited)
          -----------------------     -------------    -------------    ---------------

          Pacific Region                   12               763,000        1,204,000
          Mountain Region                   1               101,000          230,000
          Central Region                    1               218,000          567,000
          Southeast Region                 --                    --               --
                                      -------------    ------------      -----------
                   Total                   14             1,082,000        2,001,000
                                      =============    ============      ===========

         In January 1998, the Company disposed of a 267,000 square foot (unaudited) building for $78.1 million in value and recorded a gain of $43.8 million. The Company entered into a contract with the purchaser to continue to manage and lease the property. The proceeds of this transaction have been used to acquire eight operating office properties. The debt formerly secured by the property remains in place, under the same terms, with the newly acquired properties serving as substitute collateral.

 (13)    Quarterly Financial Information (unaudited)

         The following is a summary of quarterly results of operations for 1997 and 1996 (in thousands, except per share data):

                                                       First            Second           Third           Fourth
                                                      Quarter          Quarter          Quarter         Quarter
                                                      -------          -------          -------         -------
           1997
           ----

           Rental revenue                             $  66,289         77,688          87,855          93,670
                                                       ========         ======          ======          ======

           Real estate service revenue                $   4,178          3,759           3,575           4,486
                                                       ========         ======          ======          ======

           Real estate operating income               $  14,495         19,524          20,679          23,788
                                                       ========         ======          ======          ======

           Income before extraordinary item           $  13,259         18,531          19,481          27,469
                                                       ========         ======          ======          ======

           Net income                                 $  13,259         18,531          18,873          27,469
                                                       ========         ======          ======          ======


           Basic net income per share:

           Income before extraordinary item            $   0.26           0.32            0.29            0.35
                                                        =======         ======          ======         =======

           Net income                                  $   0.26           0.32            0.28            0.35
                                                        =======         ======          ======         =======

           Diluted net income per share:

           Income before extraordinary item            $   0.26           0.32            0.29            0.35
                                                        =======         ======          ======         =======

           Net income                                  $   0.26           0.32            0.28            0.35
                                                        =======         ======          ======         =======


           1996
           ----

           Rental revenue                             $  25,350         32,784          42,506          53,525
                                                       ========         ======          ======         =======

           Real estate service revenue                $   2,726          2,904           3,634           3,248
                                                       ========         ======          ======         =======

           Real estate operating income               $   4,321          5,280           8,670          11,357
                                                       ========         ======          ======         =======

           Income before extraordinary item           $   3,335          4,741           7,910           8,816
                                                       ========         ======          ======         =======

           Net income                                 $   3,335          4,257           7,910           8,816
                                                       ========         ======          ======         =======

           Basic net income per share:

           Income before extraordinary item            $   0.25           0.22            0.20            0.21
                                                        =======         ======          ======         =======

           Net income                                  $   0.25           0.20            0.20            0.21
                                                        =======         ======          ======         =======

           Diluted net income per share:

           Income before extraordinary item            $   0.25           0.22            0.20            0.20
                                                        =======         ======          ======         =======

           Net income                                  $   0.25           0.20            0.20            0.20
                                                        =======         ======         =======         =======

                          INDEPENDENT AUDITORS' REPORTS
                 CarrAmerica Realty Corporation and Subsidiaries
-------------------------------------------------------------------------------


                               The Board of Directors and Stockholders
                               CarrAmerica Realty Corporation:

                               We have audited the accompanying consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                          KPMG Peat Marwick LLP

                               Washington, D.C.
                               February 6, 1998, except as to notes 10 and 12 which are as of March 1998

                          INDEPENDENT AUDITORS' REPORT
                 CarrAmerica Realty Corporation and Subsidiaries
-------------------------------------------------------------------------------


                                 Board of Directors and Stockholders
                                 CarrAmerica Realty Corporation:

                                 Under date of February 6, 1998, we reported on the consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

                                 In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          KPMG Peat Marwick LLP


                                 Washington, D.C.
                                 February 6, 1998

                 CARRAMERCA REALTY CORPORATION AND SUBSIDIARIES
  Consolidated Real Estate and Accumulated Depreciation as of December 31, 1997
--------------------------------------------------------------------------------

                                                                                                        Gross Amount at Which
                                                           Initial Cost                                Carried at Close of Period
                                                       -----------------------                        ---------------------------
                                                                                Costs Capitalized
                                                                 Buildings and    Subsequent to              Buildings and
Properties                           Encumbrances      Land      Improvements    Acquisition (4)      Land    Improvements   Total
----------                           ------------      ----      ------------    ---------------      ----    ------------   -----

Downtown Washington, D.C.:
   International Square (1)           $183,500 (2)    69,651       100,921           4,097           69,651      105,018     174,669
   1730 Pennsylvania Avenue, N.W.           -- (2)     2,196        11,013          12,455            2,196       23,468      25,664
   2550 M Street, N.W.                      --         2,340        11,348           3,742            2,340       15,090      17,430
   1775 Pennsylvania Avenue, N.W.        6,245            --        19,000           1,981               --       20,981      20,981
   Presidential Plaza                   16,690         1,985        13,358           1,897            1,985       15,255      17,240
   1747 Pennsylvania Avenue, N.W.       15,357         1,636         8,157           5,031            1,636       13,188      14,824
   1255 23rd Street                            (2)    10,793        40,214           4,344           10,793       44,558      55,351
   2445 M Street (6)                    36,890         4,530        37,439            (254)           4,530       37,185      41,715
   1201 F Street (7)                        --           421            --              90              511           --         511
Virginia:
   Ballston Plaza                           --         8,250        46,926           1,173            8,250       48,099      56,349
   Tycon Courthouse                         --        14,183        31,772           2,024           14,183       33,796      47,979
   Sunrise Corporate Center                 --         8,997        34,322             579            9,011       34,887      43,898
     (formerly Reston Quadrangle)
   Parkway One                              --         2,010         4,663             112            2,013        4,772       6,785
   Reston Crossing (8)                      --         8,379            --           1,358               --        9,737       9,737
Maryland:
   One Rock Spring Plaza                    --            --        18,409           1,118               --       19,527      19,527
Orange County/Los Angeles:
   Plaza PacifiCare                         --         3,493         6,392              57            3,493        6,449       9,942
   Katella Corporate Center                 --         2,671         4,314             434            2,681        4,738       7,419
   Warner Center                        26,000        16,490        33,698           1,841           16,509       35,520      52,029
   Scenic Business Park                     --         2,469         4,503             520            2,469        5,023       7,492
   South Coast Executive Center         10,226         3,324        17,212             365            3,372       17,529      20,901
   Harbor Corporate Park                    --         2,191         5,784           1,596            2,191        7,380       9,571
   Westlake Corporate Center                --         1,705         4,450             271            1,722        4,704       6,426
   Warner Premier                           --         3,252         6,040              94            3,285        6,101       9,386
   2600 W. Olive                        19,517         3,855        25,054           2,271            3,855       27,325      31,180
   Bay Technology  Center                   --         2,442        11,164              --            2,442       11,164      13,606
   Von Karman                               --         3,731        12,493             121            3,744       12,601      16,345
   Pacific Corporate Plaza                  --         5,756            --              13            5,769           --       5,769
San Diego:
   Del Mar Corporate Center                 --         2,860        13,252              77            2,869       13,320      16,189
   Wateridge Pavilion                    3,530           881         5,509              93              894        5,589       6,483
   Century Park II                          --         4,863        16,207              --            4,863       16,207      21,070
   Lightspan                                --         1,438         5,710             720            1,439        6,429       7,868
   Towne Center Technology Park             --         2,522            --           1,352               --        3,874       3,874
     (formerly Eastgate
     Technology Park) (8)
   Towne Center Technology Park             --         2,407            --              --            2,407           --       2,407
     (formerly Eastgate
     Technology Park)
San Francisco Bay Area:
   CarrAmerica Corporate Center             --        32,946        75,720           4,911           32,949       80,628     113,577
     (formerly AT&T Center)
   Sunnyvale Research Plaza                 --         5,082        11,191             172            5,101       11,344      16,445
   Valley Business Park I               43,773 (3)     3,859         3,155             138            3,865        3,287       7,152
     (formerly San Jose Orchard
     Business Park - A)
   Valley Business Park II                  --         8,753         7,155             342            8,765        7,485      16,250
     (formerly San Jose Orchard
     Business Park - B)
   Valley Centre (formerly                  --         6,051         4,945              76            6,059        5,013      11,072
     Orchard Center)

                                       Accumulated       Date of       Year of
Properties                            Depreciation    Construction   Acquisition
----------                            ------------    ------------   -----------

Downtown Washington, D.C.:
   International Square (1)               51,481     1977,1979,1982     1993
   1730 Pennsylvania Avenue, N.W.          9,595          1972          1993
   2550 M Street, N.W.                     7,778          1978          1993
   1775 Pennsylvania Avenue, N.W.          2,030          1975          1994
   Presidential Plaza                      5,493          1986          1993
   1747 Pennsylvania Avenue, N.W.          5,529          1970          1993
   1255 23rd Street                       15,009          1983          1993
   2445 M Street (6)                      11,109          1986          1993
   1201 F Street (7)                          --          N/A           1997
Virginia:
   Ballston Plaza                          7,997          1991          1994
   Tycon Courthouse                        2,412          1983          1995
   Sunrise Corporate Center                2,304       1987-1989        1996
     (formerly Reston Quadrangle)
   Parkway One                               414          1985          1996
   Reston Crossing (8)                        --          N/A           1997
Maryland:
   One Rock Spring Plaza                   3,131          1989          1995
Orange County/Los Angeles:
   Plaza PacifiCare                          415          1986          1996
   Katella Corporate Center                  286          1982          1996
   Warner Center                           2,376       1981-1985        1996
   Scenic Business Park                      467          1985          1996
   South Coast Executive Center              680          1987          1996
   Harbor Corporate Park                     561          1987          1996
   Westlake Corporate Center                 110          1986          1997
   Warner Premier                            215          1990          1997
   2600 W. Olive                             219          1986          1997
   Bay Technology Center                      16          1985          1997
   Von Karman                                198          1981          1997
   Pacific Corporate Plaza                    --          N/A           1997
San Diego:
   Del Mar Corporate Center                  673          1986          1996
   Wateridge Pavilion                        166          1987          1997
   Century Park II                            --          1986          1997
   Lightspan                                 129          1985          1997
   Towne Center Technology Park               --          N/A           1997
     (formerly Eastgate Technology
      Park) (8)
   Towne Center Technology Park               --          N/A           1997
     (formerly Eastgate
     Technology Park)
San Francisco Bay Area:
   CarrAmerica Corporate Center           14,292          1988          1996
     (formerly AT&T Center)
   Sunnyvale Research Plaza                  777          1985          1996
   Valley Business Park I                    134          1981          1996
     (formerly San Jose Orchard
     Business Park - A)
   Valley Business Park II                   307          1979          1996
     (formerly San Jose Orchard
     Business Park - B)
   Valley Centre (formerly                   211          1980          1996
     Orchard Center)

                                                                                                         Gross Amount at Which
                                                              Initial Cost                             Carried at Close of Period
                                                       -----------------------                        ----------------------------
                                                                                Costs Capitalized
                                                                 Buildings and    Subsequent to              Buildings and
Properties                           Encumbrances      Land      Improvements    Acquisition (4)      Land    Improvements   Total
----------                           ------------      ----      ------------    ---------------      ----    ------------   -----

   Valley Office Centre                     (3)        6,134        5,014              99              6,142      5,105      11,247
     (formerly Orchard Office Center)
   Valley Centre II (formerly               (3)       13,658       11,164            (341)            13,676     10,805      24,481
     Orchard Center II)
   Rincon Centre (formerly                  (3)       12,464       10,188             366             12,480     10,538      23,018
     Orchard Rincon Center)
   Bayshore Centre (formerly                (3)       17,545       14,342             842             17,569     15,160      32,729
     Orchard Bayshore Center)
   3745 North First Street                  --         3,388        4,884             216              3,411      5,077       8,488
   Mission Plaza                            --         3,978        6,280              85              4,010      6,333      10,343
   North San Jose Technology                --         9,124       21,681             272              9,169     21,908      31,077
     Park (formerly Fortran)
   150 River Oaks                           --         6,409        8,698              83              6,444      8,746      15,190
   Foster City Technology Center            --         3,986        5,614             383              4,014      5,969       9,983
   Rio Robles                               --        16,655       29,598             413             16,669     29,997      46,666
   San Mateo II &  III                      --         9,723       15,556             100              9,755     15,624      25,379
   3571 North First Street                  --         6,297        8,862              70              6,326      8,903      15,229
   San Mateo I                              --         5,703        9,126              --              5,703      9,126      14,829
   900-910 East Hamilton                    --        28,264       52,993              --             28,264     52,993      81,257
   Amador I/Rinconda, Amador                --        14,448       24,706             115             14,490     24,779      39,269
     III, Arroyo Center
   Baytech Business Park (8)                --        14,958           --          18,654                 --     33,612      33,612
   Oakmead West (8)                         --        22,842           --          12,082                 --     34,924      34,924
Sacramento:
   1860 Howe Avenue                         --         2,824        8,944              98              2,843      9,023      11,866
    University Park                         --         3,217       10,185             358              3,239     10,521      13,760
    Capital Corporate Center                --         2,189        6,932              69              2,205      6,985       9,190
Southeast Denver:
   Quebec Center                            --         1,423        5,659             419              1,423      6,078       7,501
   Greenwood Center                         --           289        6,619             151                289      6,770       7,059
   Quebec Court I & II                      --         2,368       19,819             564              2,371     20,380      22,751
   Harlequin Plaza                          --         4,746       21,344           1,700              4,748     23,042      27,790
   Panorama Corporate Center III (8)        --         1,541           --           9,887                 --     11,428      11,428
   Panorama Phase IV-VII                    --         4,962           --           5,125             10,087         --      10,087
   JD Edwards                               --         3,006        5,479          19,173              3,242     24,416      27,658
   Panorama Corporate Center I              --         1,325        6,486           1,712              1,325      8,198       9,523
   Panorama Corporate Center II (8)         --         1,844           --           8,190                 --     10,034      10,034
   Marriott Tract                           --         4,060           --              55              4,115         --       4,115
Suburban Seattle:
   Redmond East                         27,724         6,957       32,390             676              6,972     33,051      40,023
   Redmond Hilltop (8)                      --         2,511           --           5,114                 --      7,625       7,625
   Canyon Park                              --         5,748       23,624             200              5,782     23,790      29,572
   Canyon Park-Land                         --         5,112           --             513              5,625         --       5,625
   Canyon Park Commons                   5,822         2,375        9,958              --              2,375      9,958      12,333
     (formerly Tract 17)
   Willow Creek Corporate                   --         1,709        6,972              79              1,724      7,036       8,760
     Center (formerly Data I/O)
   Willow Creek Corporate                   --         3,029           --              --              3,029         --       3,029
     Center (formerly Data I/O) (8)
   Willow Creek Corporate Center            --         3,456           --          14,640                 --     18,096      18,096
     (formerly Data I/O)

                                       Accumulated       Date of       Year of
Properties                            Depreciation    Construction   Acquisition
----------                            ------------    ------------   -----------

   Valley Office Centre                     191          1981          1996
     (formerly Orchard Office Center)
   Valley Centre II (formerly               502          1980          1996
     Orchard Center II)
   Rincon Centre (formerly                  560          1984          1996
     Orchard Rincon Center)
   Bayshore Centre (formerly                841          1984          1996
     Orchard Bayshore Center)
   3745 North First Street                  156          1984          1997
   Mission Plaza                            299          1985          1997
   North San Jose Technology                913          1984          1997
     Park (formerly Fortran)
   150 River Oaks                           182          1984          1997
   Foster City Technology Center            152          1988          1997
   Rio Robles                             1,128          1985          1996
   San Mateo II &  III                      239          1985          1997
   3571 North First Street                  136          1985          1997
   San Mateo I                               63          1986          1997
   900-910 East Hamilton                     74          1989          1997
   Amador I/Rinconda, Amador                310          1983          1997
     III, Arroyo Center
   Baytech Business Park (8)                 --          N/A           1997
   Oakmead West (8)                          --          N/A           1997
Sacramento:
   1860 Howe Avenue                         113          1983          1997
   University Park                          133          1981          1997
   Capital Corporate Center                  87          1985          1997
Southeast Denver:
   Quebec Center                            432          1985          1996
   Greenwood Center                         375          1982          1996
   Quebec Court I & II                    1,474       1979/1980        1996
   Harlequin Plaza                        1,519          1981          1996
   Panorama Corporate Center III (8)         --          1996          1996
   Panorama Phase IV-VII                     --          N/A           1996
   JD Edwards                               371          N/A           1996
   Panorama Corporate Center I              455          N/A           1996
   Panorama Corporate Center II (8)          --          N/A           1996
    Marriott Tract                           --          N/A           1997
Suburban Seattle:
   Redmond East                           2,566       1988-1992        1996
   Redmond Hilltop (8)                       --          N/A           1996
   Canyon Park                              461          1989          1997
   Canyon Park-Land                          --          N/A           1997
   Canyon Park Commons                       62          1988          1997
     (formerly Tract 17)
   Willow Creek Corporate                   146          1981          1997
     Center (formerly Data I/O)
   Willow Creek Corporate                    --          N/A           1997
     Center (formerly Data I/O) (8)
   Willow Creek Corporate Center             --          N/A           1997
     (formerly Data I/O)

                 CARRAMERCA REALTY CORPORATION AND SUBSIDIARIES
  Consolidated Real Estate and Accumulated Depreciation as of December 31, 1997
--------------------------------------------------------------------------------

                                                                                                         Gross Amount at Which
                                                             Initial Cost                              Carried at Close of Period
                                                       -----------------------                       -----------------------------
                                                                                Costs Capitalized
                                                                 Buildings and    Subsequent to             Buildings and
Properties                           Encumbrances      Land      Improvements    Acquisition (4)     Land    Improvements    Total
----------                           ------------      ----      -------------   ---------------     ----    ------------    -----

Salt Lake City, Utah:
   Sorenson Research Park                4,418        4,389          25,304             291          4,423      25,561       29,984

   Wasatch Corporate Center             12,834        3,318          15,495              68          3,326      15,555       18,881
     (formerly Draper Park North)
   Wasatch Corporate Center                 --        1,268              --             878             --       2,146        2,146
     (formerly Draper Park North) (8)
   Wasatch Corporate Center                 --        1,368              --              --          1,368          --        1,368
     (formerly Draper Park North)
   Sorenson Research Park                   --        2,262              --             183          2,445          --        2,445
Suburban Chicago:
   Parkway North I                      29,250        3,727          29,146             598          3,733      29,738       33,471
   Parkway North III & IV                   --        4,304          34,390           1,024          4,310      35,408       39,718
   Unisys                                   --        6,387          45,111           1,383          6,346      46,535       52,881
   Parkway North III - Land                 --        6,807              --           3,170          9,977          --        9,977
   Parkway North III - Land (8)             --        2,003              --           1,573             --       3,576        3,576
   The Crossings                            --        5,268          34,215           1,566          5,289      35,760       41,049
   Bannockburn IV                           --        1,914          12,729             160          1,924      12,879       14,803
   Summit Oaks                              --          949           7,285             290            952       7,572        8,524
   Bannockburn I & II                   20,464        3,448          22,928             694          3,472      23,598       27,070
Austin, Texas:
   Balcones Center                          --          949           7,649             128            949       7,777        8,726
   Great Hills Plaza                        --        1,680          13,545             393          1,680      13,938       15,618
   Park North                               --        1,671          13,471             442          1,671      13,913       15,584
   City View Centre (formerly               --        1,718          13,854             631          1,718      14,485       16,203
     The Setting I, II & III)
   Tower of the Hills                       --        1,633          13,625              22          1,633      13,647       15,280
   Riata Buildings 4,5,8,9 (8)              --        3,976               -          10,384             --      14,360       14,360
   Riata                                    --        6,145              --              --          6,145          --        6,145
   City View Centre (8)                     --        1,890              --          12,034             --      13,924       13,924
   Braker Pointe (formerly                  --        6,602              --             691          7,293          --        7,293
     Mopac at Braker, formerly
     Aubrey Smith)
Dallas, Texas:
   Greyhound                                --        1,312           7,999              90          1,321       8,080        9,401
   Search Plaza                             --        1,822          13,362             171          1,827      13,528       15,355
   Quorum North                          6,658        1,357           9,078             548          1,365       9,618       10,983
   Quorum Place                          7,719        1,941          14,234             902          1,954      15,123       17,077
   Tollhill East & West                     --        2,603          19,086           1,239          2,612      20,316       22,928
   Two Mission Park                         --          823           4,320             172            829       4,486        5,315
   Cedar Maple Plaza                        --        1,220          10,982             248          1,225      11,225       12,450
   Cedar Maple Plaza-Land                   --          520              --              49            569          --          569
   Tollway I & II (8)                       --        2,960              --           7,280             --      10,240       10,240
   Tollway III                              --        2,522              --             160          2,682          --        2,682
   Royal Ridge (8)                          --        3,159              --             721             --       3,880        3,880
Phoenix, Arizona:
   Camelback Lakes                          --        5,476          21,365          (3,746)         4,565      18,530       23,095
   Highland Park                            --        1,956           5,544             181          1,968       5,713        7,681
   The Grove @ Black Canyon                 --        1,748           9,658             453          1,748      10,111       11,859
     (formerly Cigna Health Care)
   U.S. West                            69,146       18,517          74,069              --         18,517      74,069       92,586
   Pointe Corridor IV                       --        2,396          12,580             485          2,403      13,058       15,461
   Gateway Plaza (8)                        --        3,420              --           2,161             --       5,581        5,581

                                       Accumulated      Date of        Year of
Properties                            Depreciation    Construction   Acquisition
----------                            ------------    ------------   -----------

Salt Lake City, Utah:
   Sorenson Research Park                 604       1988,1989,1993,       1997
                                                      1995, 1997
   Wasatch Corporate Center               281            1996             1997
     (formerly Draper Park North)
   Wasatch Corporate Center                              N/A              1997
     (formerly Draper Park North) (8)
   Wasatch Corporate Center                --            N/A              1997
     (formerly Draper Park North)
   Sorenson Research Park                  --            N/A              1997
Suburban Chicago:
   Parkway North I                      1,726         1986-1989           1996
   Parkway North III & IV               2,778         1986-1989           1996
   Unisys                               1,696         1984-1985           1996
   Parkway North III - Land                --            N/A              1996
   Parkway North III - Land (8)            --            N/A              1996
   The Crossings                        1,329           1985              1997
   Bannockburn IV                         232           1988              1997
   Summit Oaks                            150           1982              1997
   Bannockburn I & II                     702           1980              1997
Austin, Texas:
   Balcones Center                        449           1985              1996
   Great Hills Plaza                      961           1985              1996
   Park North                             769           1981              1996
   City View Centre (formerly             936           1985              1996
     The Setting I, II & III)
   Tower of the Hills                      19           1986              1997
   Riata Buildings 4,5,8,9 (8)             --            N/A              1997
   Riata                                   --            N/A              1996
   City View Centre (8)                    --            N/A              1996
   Braker Pointe (formerly                 --            N/A              1997
     Mopac at Braker, formerly
     Aubrey Smith)
Dallas, Texas:
   Greyhound                              303           1962              1996
   Search Plaza                           469           1985              1996
   Quorum North                           274           1983              1997
   Quorum Place                           420           1981              1997
   Tollhill East & West                   502           1974              1997
   Two Mission Park                        71           1983              1997
   Cedar Maple Plaza                      367           1985              1997
   Cedar Maple Plaza-Land                  --            N/A              1997
   Tollway I & II (8)                      --            N/A              1997
   Tollway III                             --            N/A              1997
   Royal Ridge (8)                         --            N/A              1997
Phoenix, Arizona:
   Camelback Lakes                        835           1982              1996
   Highland Park                          138           1986              1997
   The Grove @ Black Canyon                45           1986              1997
     (formerly Cigna Health Care)
   U.S. West                               98           1988              1997
   Pointe Corridor IV                     657           1990              1996
   Gateway Plaza (8)                       --            N/A              1997

                                                                                                       Gross Amount at Which
                                                            Initial Cost                             Carried at Close of Period
                                                      ---------------------                       --------------------------------
                                                                               Costs Capitalized
                                                              Buildings and      Subsequent to            Buildings and
Properties                           Encumbrances     Land    Improvements      Acquisition (4)   Land    Improvements       Total
----------                           ------------     ----    -------------     ---------------   ----    ------------       -----

Suburban Portland:
   Radisys Corporate                       --         1,448         7,518               49        1,456        7,559          9,015
     Headquarters
   Radisys II                              --           926            --            4,612          798        4,740          5,538
Suburban Atlanta:
   Veridian                                --         2,730        13,308           (5,064)       1,766        9,208         10,974
   Century Springs West                21,464 (5)     1,642         7,646           (1,727)       1,280        6,281          7,561
   Glenridge                               (5)        1,423         4,870             (350)       1,292        4,651          5,943
   Crestwood                               (5)        1,423         7,306              847        1,543        8,033          9,576
   Midori                                  --         1,802         6,715            2,798        2,320        8,995         11,315
   Triangle Parkway (formerly              --         1,365         5,449             (690)       1,188        4,936          6,124
     Spalding Triangle)
   Summit                                  --         2,237        15,027              367        2,241       15,390         17,631
   Holcomb Place                           --         1,419         4,574              101        1,421        4,673          6,094
   DeKalb Tech                             --         1,090         7,662               80        1,092        7,740          8,832
   Parkwood                                (5)        2,080        12,678            2,731        2,362       15,127         17,489
   Lakewood                                (5)        1,040         6,789              299        1,049        7,079          8,128
   Spalding Ridge (8)                      --         1,550         4,950            8,020           --       14,520         14,520
   2400 Lake Park Drive                    --           805         6,539              234          812        6,766          7,578
   680 Engineering Drive                   --           559         3,420              340          563        3,756          4,319
   Embassy Row                             --         7,916        36,907            1,683        7,959       38,547         46,506
   Embassy Row-Land                        --         1,868            --               --        1,868           --          1,868
   Embassy Row - Land (8)                  --         2,460            --            2,157           --        4,617          4,617
   Preston Ridge                           --         1,993            --               89        2,082           --          2,082
Boca Raton Florida:
   Peninsula Plaza (Formerly               --         3,003        10,475            4,353        3,745       14,086         17,831
     Lake Wyman Plaza)
   Presidential Circle                 23,418         7,074        35,370                1        7,074       35,371         42,445
   Peninsula Executive Center              --         5,962            --            2,693           --        8,655          8,655
     (formerly Glades Site) (8)
   Peninsula Corporate Center              --        12,020            --              981       13,001           --         13,001
     (formerly Knight Site)
Tampa, Florida
   Rocky Point Plaza                       --         2,667            --                7        2,674           --          2,674
                                      -------       -------     ---------          -------      -------    ---------      ---------
Subtotal                              590,645       714,609     1,732,834          229,701      639,183    2,037,961      2,677,144

OmniOffices, Inc.                       3,801            --        10,198            2,157           --       12,355         12,355
                                      -------       -------     ---------          -------      -------    ---------      ---------

Total                                 594,446       714,609     1,743,032          231,858      639,183    2,050,316      2,689,499
                                      =======       =======     =========          =======      =======    =========      =========

                                       Accumulated       Date of       Year of
Properties                            Depreciation    Construction   Acquisition
----------                            ------------    ------------   -----------

Suburban Portland:
   Radisys Corporate                        199            1996         1997
     Headquarters
   Radisys II                                 9            1997         1997
Suburban Atlanta:
   Veridian                                 347            1976         1996
   Century Springs West                     247            1982         1996
   Glenridge                                190            1986         1996
   Crestwood                                308            1986         1996
   Midori                                   334            1989         1996
   Triangle Parkway (formerly               175            1988         1996
     Spalding Triangle)
   Summit                                   576            1986         1996
   Holcomb Place                            178            1982         1996
   DeKalb Tech                              285            1985         1996
   Parkwood                                 571            1985         1996
   Lakewood                                 270            1985         1996
   Spalding Ridge (8)                        --            N/A          1996
   2400 Lake Park Drive                     172            1982         1997
   680 Engineering Drive                    158            1985         1997
   Embassy Row                            1,198            1983         1997
   Embassy Row-Land                          --            N/A          1997
   Embassy Row - Land (8)                    --            N/A          1997
   Preston Ridge                             --            N/A          1997
Boca Raton Florida:                                                     1997
   Peninsula Plaza (formerly                616            1988         1996
     Lake Wyman Plaza)
   Presidential Circle                      245            1989         1997
   Peninsula Executive Center                --            N/A          1997
     (formerly Glades Site) (8)
   Peninsula Corporate Center                --            N/A          1997
     (formerly Knight Site)
Tampa, Florida:
   Rocky Point Plaza                         --            N/A          1997
                                        -------
Subtotal                                183,343

OmniOffices, Inc.                           923            N/A          1997
                                        -------

Total                                   184,266
                                        =======

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

The aggregate cost for federal income tax purposes was approximately $2,549,405 at December 31, 1997.

                 CARRAMERCA REALTY CORPORATION AND SUBSIDIARIES
  Consolidated Real Estate and Accumulated Depreciation as of December 31, 1997
--------------------------------------------------------------------------------

The changes in total real estate assets and accumulated depreciation and amortization for the three years ended December 31, 1997, 1996, and 1995 are as follows:

                                    Total Real Estate Assets                                             Accumulated Depreciation
                                ------------------------------                                          --------------------------
                                   1997        1996        1995                                         1997       1996       1995
                                   ----        ----        ----                                         ----       ----       ----

Balance, beginning of period    $1,539,998  $  480,589   $429,537    Balance, beginning of period    $119,657    $ 98,873   $88,408

    Acquisitions                 1,023,070   1,050,227     65,783
    Improvements                   186,541      20,536      3,029    Depreciation for the period       67,353      32,078    10,465
    Retirements and write-offs     (60,110)    (11,354)   (17,760)   Retirements and write-offs        (2,744)    (11,294)       --
                                ----------  ----------   --------                                    --------    --------   -------

                                $2,689,499  $1,539,998   $480,589                                    $184,266    $119,657   $98,873
                                ==========  ==========   ========                                    ========    ========   =======

---------------------
Notes:
(1) Represents 3 properties: 1850 K Street, N.W., 1875 Eye Street, N.W., and 1825 Eye Street, N.W.
(2) Consists of four loans secured by International Square, 1730 Pennsylvania Avenue & 1255 23rd Street.
(3)  Secured by Valley Business Park I (formerly San Jose Orchard Business Park
     - A), Valley Office Centre (formerly Orchard Office Center), Valley Centre II (formerly Orchard Center II), Rincon Centre (formerly Orchard Rincon Center) and Bayshore Centre (formerly Orchard Bayshore Center).
(4)  Costs capitalized are offset by retirements and write-offs.
(5)  Secured by Century Springs West, Glenridge, Crestwood, Lakewood and
     Parkwood.
(6) Includes the effect of consolidating 2445 M Street, NW, effective January 1, 1994.
(7)  Represents cost of options to acquire land for future development.
(8) Under construction as of December 31, 1997. Construction costs are shown under buildings and improvements until completion. At that time, costs will be allocated between land and buildings and improvements.