Form 10-Q
period 1998-03-31
CARRAMERICA REALTY CORP
filed 1998-05-15
CIK 893577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED March 31, 1998


                           COMMISSION FILE NO. 1-11706


                         CARRAMERICA REALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   ----------

            Maryland                                   52-1796339
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


             1700 Pennsylvania Avenue, N.W., Washington, D.C. 20006
             ------------------------------------------------------
               (Address or principal executive office) (Zip code)

                                   ----------

                                 (202) 624-7500
               --------------------------------------------------
               Registrant's telephone number, including area code

                                   ----------

                                       N/A
                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

                                   ----------

            Number of shares outstanding of each of the registrant's
                  classes of common stock, as of May 15, 1998:

               Common Stock, par value $.01 per share: 71,620,019

                                   ----------

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

================================================================================

                                      Index


                                                                                                Page
                                                                                                ----
Part I:  Financial Information
------------------------------

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of March 31, 1998 (unaudited) and December 31, 1997.......................4

         Condensed consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three
         months ended March 31, 1998 and 1997 (unaudited)..........................................5

         Condensed consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the three
         months ended March 31, 1998 and 1997 (unaudited)..........................................6

         Notes to condensed consolidated financial statements......................................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................................15


Part II: Other Information
--------------------------

Item 1.  Legal Proceedings........................................................................25

Item 2.  Changes in Securities....................................................................25

Item 3.  Defaults Upon Senior Securities..........................................................25

Item 4.  Submission of Matters to a Vote of Security Holders......................................25

Item 5.  Other Information........................................................................25

Item 6.  Exhibits and Reports on Form 8-K.........................................................25

                                     PART I
                             FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

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

         The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                   As of March 31,1998 and December 31, 1997
--------------------------------------------------------------------------------

(In thousands, except share amounts)

                                                                                  March 31,         December 31,
                                                                                    1998                1997
                                                                                    ----                ----
                                                                                 (Unaudited)
Assets
Rental property (note 2):
     Land                                                                        $  599,276          $  557,536
     Buildings                                                                    1,793,123           1,692,389
     Tenant improvements                                                            138,936             131,527
     Furniture, fixtures and equipment                                               22,810              15,571
                                                                                 ----------          ----------
                                                                                  2,554,145           2,397,023
     Less - accumulated depreciation                                               (194,424)           (184,266)
                                                                                 ----------          ----------
         Total rental property                                                    2,359,721           2,212,757

Land held for development                                                            98,678              81,647
Construction in progress                                                            254,865             210,829

Cash and cash equivalents                                                            24,871              23,845
Restricted cash and cash equivalents (note 2)                                        31,355              18,049
Accounts and notes receivable                                                        43,396              38,321
Investments                                                                          70,330              20,128
Accrued straight-line rents                                                          29,544              33,212
Tenant leasing costs, net                                                            24,502              19,473
Deferred financing costs, net                                                        15,235               6,899
Prepaid expenses and other assets, net                                               92,130              78,900
                                                                                 ----------          ----------
                                                                                 $3,044,627          $2,744,060
                                                                                 ==========          ==========
Liabilities, Minority Interest, and Stockholders' Equity

Liabilities:
     Mortgages and notes payable (note 2)                                         1,309,878           1,028,946
     Accounts payable and accrued expenses                                           57,023              67,311
     Rent received in advance and security deposits                                  26,025              20,151
                                                                                 ----------          ----------
         Total liabilities                                                        1,392,926           1,116,408

Minority interest (note 3)                                                           91,076              74,955

Stockholders' equity (note 4):
     Preferred Stock, $.01 par value, authorized 15,000,000 shares:
     Series A Cumulative Convertible Redeemable Preferred Stock, $.01 par value,
780,000 shares issued and outstanding at March 31, 1998, and December
31, 1997 with an aggregate liquidation preference of $19.5 million.                       8                   8
     Series B, C and D Cumulative Redeemable Preferred Stock, outstanding
8,800,000 shares at March 31, 1998 and December 31, 1997, with an aggregate
liquidation preference of $400.0 million.                                                88                  88

     Common Stock, $.01 par value, authorized 90,000,000 shares, issued and outstanding 60,005,986 shares at March 31, 1998 and 59,993,778 shares at
December 31, 1997.                                                                      600                 600
     Additional paid in capital                                                   1,628,977           1,629,214
     Cumulative dividends in excess of net income                                   (69,048)            (77,213)
                                                                                 ----------          ----------
         Total stockholders' equity                                               1,560,625           1,552,697
                                                                                 ----------          ----------


Commitments and Contingencies (Note 6)                                           $3,044,627          $2,744,060
                                                                                 ==========          ==========

See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                   For the Three Months Ended March 31, 1998
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per common share amounts)

                                                                                    1998                1997
                                                                                    ----                ----

Real estate operating revenue:
   Rental revenue:
     Minimum base rent                                                             $ 85,383              56,525
     Recoveries from tenants                                                         11,576               6,949
     Parking and other tenant charges                                                 3,370               2,815
                                                                                   --------              ------
         Total rental revenue                                                       100,329              66,289
   Executive suites revenue                                                          15,648                  --
   Real estate service income                                                         2,990               4,178
                                                                                   --------              ------
         Total revenue                                                              118,967              70,467
                                                                                   --------              ------

Real estate operating expenses:
   Property operating expenses:
    Operating expenses                                                               23,214              17,266
    Real estate taxes                                                                 9,302               6,377
   Interest expense                                                                  17,161              11,257
   Executive suites operating expenses                                               13,854                  --
   General and administrative                                                         6,439               5,156
   Depreciation and amortization                                                     23,643              15,916
                                                                                   --------              ------
         Total operating expenses                                                    93,613              55,972
                                                                                   --------              ------

         Real estate operating income                                                25,354              14,495
                                                                                   --------              ------

Other operating income (expense):
   Interest Income                                                                    1,017                 542
   Equity in earnings (losses) of unconsolidated partnerships                           754                 (61)
   Gain on sale of assets (note 5)                                                   25,931                  --
                                                                                   --------              ------
         Total other operating income                                                27,702                 481
                                                                                   --------              ------
         Net operating income before minority interest                               53,056              14,976
Minority interest (note 3)                                                           (8,547)             (1,717)
                                                                                   --------              ------
         Net income                                                                $ 44,509              13,259
                                                                                   ========              ======

         Basic net income per common share                                         $   0.60             $  0.26
                                                                                   ========             =======

         Diluted net income per share                                              $   0.59             $  0.26
                                                                                   ========             =======

See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 1998 and 1997
--------------------------------------------------------------------------------

 (Unaudited and in thousands)

                                                                                    1998                1997
                                                                                    ----                ----
Cash flows from operating activities:
   Net income                                                                     $  44,509              13,259
                                                                                  ---------           ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciaton and amortization                                                    23,643              15,916
     Minority interest in income                                                      8,547               1,717
     Equity in (earnings) losses of unconsolidated partnerships                        (754)                 61
     Loss on write-off of assets                                                         --                 211
     Increase in accounts and notes receivable                                       (5,075)             (2,425)
     Decrease (increase) in accrued straight-line rents                               3,668              (1,521)
     Additions to tenant leasing costs                                               (2,556)             (4,069)
     Decrease (Increase) in prepaid expenses and other assets                        15,551              (3,889)
     Increase (decrease) in accounts payable and accrued expenses                   (10,288)              4,435
     Increase in rent received in advance and security deposits                       5,874               3,972
                                                                                  ---------           ---------
         Total adjustments                                                           38,610              14,408
                                                                                  ---------           ---------
         Net cash provided by operating activities                                   83,119              27,667
                                                                                  ---------           ---------

Cash flows from investing activities:
   Acquisition of executive suites assets                                           (28,397)                 --
   Additions to rental property                                                      (8,242)             (7,232)
   Acquisitions of rental property                                                 (107,299)           (135,379)
   Additions to land held for development                                           (71,918)             (6,340)
   Additions to construction in progress                                            (71,506)            (31,128)
   Distributions from unconsolidated partnerships                                       777                  54
   Investments in unconsolidated partnerships                                       (50,224)               (608)
   Decrease (increase) in restricted cash and cash equivalents                      (13,306)                480
   Proceeds from disposition of rental property                                      31,287                  --
                                                                                  ---------           ---------
         Net cash used by investing activities                                    $(318,828)          $(180,153)
                                                                                  ---------           ---------

Cash flows from financing activities:
   Net proceeds from sales of common and preferred stock                               (256)            136,111
   Net borrowings on unsecured credit facility                                       90,000              55,000
   Proceeds from issuance of unsecured notes                                        200,000                  --
   Net proceeds from exercise of options                                                 23               1,219
   Repayment of mortgages payable                                                   (15,068)            (14,589)
   Loan to investment venture                                                            --                (125)
   Contributions from minority interests                                             10,227                  --
   Dividends paid                                                                   (36,344)            (22,081)
   Additions to deferred financing costs                                             (9,194)             (1,007)
   Distributions to minority interests                                               (2,653)             (2,231)
                                                                                  ---------           ---------
         Net cash provided by financing activities                                  236,735             152,297
                                                                                  ---------           ---------
         Increase (decrease) in unrestricted cash and cash equivalents                1,026                (189)
Unrestricted cash and cash equivalents, beginning of the period                      23,845              27,637
                                                                                  ---------           ---------
Unrestricted cash and cash equivalents, end of the period                         $  24,871              27,448
                                                                                  =========           =========

Supplemental disclosure of cash flow information:
   Cash paid for interest (net of capitalized interest of $5,377 and
     $1,670 for the three months ended March 31, 1998 and 1997, respectively)     $  21,839              11,181
                                                                                  =========           =========

Supplemental disclosure of noncash investing and financing activities:
   During the three month periods ended March 31, 1998 and 1997, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $6.0 million and $39.2 million of debt and liabilities, respectively, and by issuing $9.8 million and $4.7 million, respectively, of Units.


See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

(1)      Description of Business and Summary of Significant Accounting Policies

         (a)      Business

                  CarrAmerica Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"), organized under the laws of Maryland, which owns, develops, acquires and operates office properties. The Company's office properties are located primarily in 16 suburban markets across the United States.

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

                  Base Building.............................30 to 50 years
                  Building components.......................7 to 20 years
                  Tenant improvements.......................Terms of the leases or useful lives,
                                                            whichever is shorter
                  Furniture, fixtures and equipment.........5 to 15 years

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

         (e)      Development Property

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

         (h)      Goodwill, Real Estate Service Contracts and Other Intangibles

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

         (i)      Fair Value of Financial Instruments

                  The carrying amount of the following financial instruments approximates fair value because of their short-term maturity: cash and cash equivalents; accounts and notes receivable; accounts payable and accrued expenses.

         (j)      Revenue Recognition

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

         (k)      New Accounting Pronouncements

                  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and such items as foreign currency items and certain unrealized gains and losses. This standard is effective for the Company's fiscal year 1998 and requires prior years' comparative financial statements to be reclassified to reflect the provisions of this standard. The Company currently has no components of other comprehensive income.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         (l)      Income and Other Taxes

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

         (m)      Hedging Transactions

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

          (n)     Per Share Data and Dividends

                  Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128 "Earnings Per Share." SFAS No. 128 supersedes APB No. 15 and specifies computation, presentation and disclosure requirements for EPS and requires restatement of prior years' comparative EPS amounts. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before extraordinary item:


                                                     Three Months Ended                   Three Months Ended
                                                       March 31, 1998                       March 31, 1997
                                                    --------------------                  --------------------
                                              Income                      Per       Income                     Per
                                             (000's)        Shares       Share      (000's)       Shares      Share
                                           (Numerator)   (Denominator)   Amount   (Numerator)  (Denominator)  Amount
                                           -----------   -------------   ------   -----------  -------------  ------

                  Basic EPS                 $ 35,718         59,997       $0.60     $ 12,498       47,254      $ 0.26
                  Effect of Dilutive
                    Securities
                    Stock Options                 --            233         --            --          222          --
                    Series A Preferred
                      Stock                      361            780         --            --           --          --
                    Units in
                      CarrAmerica
                      Realty, LP                 896          1,778          --           --           --           --
                                            --------         ------       -----     --------       ------      -------
                  Diluted  EPS              $ 36,975         62,788       $0.59     $ 12,498       47,476      $ 0.26
                                            ========         ======                 ========       ======


                  Income before extraordinary item has been reduced by preferred stock dividends of $8,791 and $761 for the three month periods ending March 31, 1998 and 1997, respectively.

                  The effects of units and Series A Preferred Stock are not included in the computation of diluted EPS for a given year if their effect is antidilutive.

         (o)      Cash Equivalents

                  For the purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

(2)      Mortgages, Unsecured Notes and Credit Facility

         The Company's mortgages payable, unsecured notes and credit facilities are summarized as follows (in thousands):

                                                                  March 31,        December 31,
                                                                    1998               1997
                                                                    ----               ----

                    Fixed rate mortgages                        $   575,577        $   590,645
                    Unsecured credit facility                       249,500            159,500
                    Notes payable                                     9,801              3,801
                    Senior unsecured notes                          475,000            275,000
                                                                -----------        -----------
                                                                $ 1,309,878        $ 1,028,946
                                                                ===========        ===========

         Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from June 1998 through July 2019. The weighted average interest rate of mortgages payable was 8.2% at March 31, 1998 and 8.1% at December 31, 1997. A mortgage payable of $27.6 million at March 31, 1998 is held by Carr Redmond Corporation, a wholly-owned subsidiary of the Company, which owns the Redmond East office campus.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         The Company also has a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. At March 31, 1998, the credit facility bore interest, as selected by the Company, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 90 basis points above the 30 day London Interbank Offered Rate (LIBOR). The Company has predominately selected interest rates equal to .90 percent above the 30 day LIBOR rate. The credit facility matures in September 2000.

         In February 1998, the Company sold senior unsecured notes in the aggregate principal amount of $200 million of its long-term debt, in the form of $100 million of 6.625% notes due in 2005 and $100 million of 6.875% notes due in 2008. The Company's senior unsecured notes contain various covenants with which the Company must comply, including but not limited to: limits on the aggregate amount of indebtedness the Company may have outstanding on a consolidated basis; limits on the aggregate amount of secured indebtedness the Company may have outstanding on a consolidated basis; and, limits on the Company's required debt service payments. The senior unsecured notes are unconditionally guaranteed by CarrAmerica Realty, L.P.

         The annual maturities of debt as of March 31, 1998 are summarized as follows (in thousands):

                    1998                                      $   28,972
                    1999                                          40,467
                    2000                                         298,725(1)
                    2001                                         101,148
                    2002                                          42,288
                    2003 & thereafter                            798,278(2)
                                                              ----------
                                                              $1,309,878
                                                              ==========

                      (1) Includes $249.5 million outstanding as of March 31, 1998 under the Company's $450 million unsecured line of credit.

                      (2) Includes $475 million of senior unsecured notes, $150 million of which matures in 2004, $100 million of which matures in 2005, $125 million of which matures in 2007, and $100 million of which matures in 2008.

 (3)     Minority Interest

         In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing distribution paying Units and non-distribution paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-distribution paying Units are not entitled to any distributions until they automatically convert into distribution paying Units at various dates in the future. Each distribution paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a distribution paying Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the three month period ended March 31, 1998, 12,208 dividend paying Units, of Carr Realty, L.P. and CarrAmerica Realty, L.P., were redeemed for common stock of the Company.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         The following table sets forth the common stock and preferred stock which is convertible into common stock of the Company and Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. (in thousands):

                                                                           Convertible          Distribution        Non-Distribution
                                                   Common Stock          Preferred Stock        Paying Units          Paying Units
                                                    Outstanding            Outstanding           Outstanding          Outstanding
                                                    -----------            -----------           -----------          -----------

                   Outstanding as of:
                   March 31, 1998                   60,006                    780                 6,014                  540
                   December 31, 1997                59,994                    780                 5,699                  540
                                                    ======                    ===                 =====                  ===

                   Weighted average for
                   the three months ended:
                   March 31, 1998                   59,997                    780                 5,938                  540
                   March 31, 1997                   47,254                  1,740                 4,938                  540
                                                    ======                  =====                 =====                  ===

         Minority interest in the accompanying consolidated financial statements relates primarily to holders of Units.


(4)      Preferred Stock

         The Company is authorized to issue 15,000,000 shares of Preferred Stock. On October 25, 1996, the Company issued 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at $25 per share. Dividends for the Series A Preferred Stock are cumulative from the date of issuance and are payable quarterly in arrears in an amount per share equal to the greater of (1) $1.75 per share per annum, or (2) the cash dividend paid on the number of shares, or portion thereof, of the Company's common stock into which a share of Series A Preferred Stock is convertible. The Series A Preferred Stock has a liquidation preference of $25 per share. After April 25, 1997, each share of Series A Preferred Stock became convertible, at the option of the holder, into one share of the Company's common stock, subject to certain conversion adjustments. As of March 31, 1998, 960,000 shares of Series A Preferred Stock had been converted into the Company's common stock. After October 25, 1999, each outstanding share of Series A Preferred Stock is redeemable at the Company's option, at $25 per share, plus accrued and unpaid dividends.

         As of March 31, 1998, the following additional preferred stock issued by the Company was outstanding:


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

                  Series B - August 12, 2002
                  Series C - November 6, 2002
                  Series D - December 19, 2002

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

(5)      Gain on Sale of Assets

         The Company disposed of assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds were redeployed into other office properties (utilizing tax-deferred exchanges where possible). During the first quarter of 1998, the Company disposed of one property. The Company recognized a gain totaling $25.9 million on this disposition.


(6)      Commitments and Contingencies

         At March 31, 1998, the Company is contingentally liable on letters of credit amounting to approximately $1.4 million for various completion escrows and on performance bonds amounting to approximately $10.1 million to ensure completion of required public improvements on its construction projects.

         On March 16, 1998, the Company entered into a forward treasury agreement on a notional amount of $25.0 million, based on the 10-year treasury bill at 5.593% interest rate. The Company entered into this agreement in order to hedge against the impact that interest rate fluctuations may have on debt instruments the Company intends to issue in the future. As of March 31, 1998, the Company's has an insignificant unrealized gain on this agreement.

         On March 9, 1998, the Company entered into a forward treasury agreement on a notional amount of $25.0 million, based on the 10-year treasury bill at 5.725% interest rate. The Company entered into this agreement in order to hedge against the impact that interest rate fluctuations may have on debt instruments the Company intends to issue in the future. As of March 31, 1998, the Company's unrealized loss on this agreement is $.2 million.

         On March 4, 1998, the Company entered into a forward treasury agreement on a notional amount of $75.0 million, based on the 10-year treasury bill at 5.823% interest rate. The Company entered into this agreement in order to hedge against the impact that interest rate fluctuations may have on debt instruments the Company intends to issue in the future. As of March 31, 1998, the Company's unrealized loss on this agreement is $1.1 million.


(7)      Subsequent Events

         From April 1 to May 15, 1998, the Company, through its subsidiary OmniOffices, Inc., acquired the operations of executive suites businesses for approximately $94.8 million in cash plus warrants to purchase stock of OmniOffices, Inc. The businesses include 40 centers with 2,500 suites located in ten major markets.

         From April 1, 1998, to May 15, 1998, the Company acquired ten office properties. In addition, since April 1, 1998, the Company has acquired land which is expected to support the future development of 120,000 square feet. The Company paid $83.1 million to purchase the properties and land. These acquisitions added to the Company's holdings as follows:


                                                                     Buildable
                                                                    Square Feet
                                                                    of Land Held
                                        # of          Square            for
                  Region             Buildings         Feet         Development
                  ------             ---------         ----         -----------

          Pacific Region                 10          623,000               --
          Mountain Region                --               --          120,000
                                         --          -------          -------
                   Total                 10          623,000          120,000
                                         ==          =======          =======

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

         In April 1998, the Company completed three equity offerings. The Company completed the offering of 3,450,000 shares of common stock to the public and a concurrent sale of 1,478,571 shares of common stock to SC-USREALTY, raising net proceeds of $142 million. In addition, the Company sold 1,178,947 shares of common stock to Merrill Lynch & Company ("Merrill Lynch"), for deposit in a unit investment trust which raised net proceeds of $33 million. Concurrent with the sale to Merrill Lynch, the Company sold 505,263 shares to SC-USREALTY, raising net proceeds of $15 million.

         The Company also sold 5,000,000 shares of common stock to Merrill Lynch in a forward equity offering raising net proceeds of $147 million. In connection with this offering, the Company and Merrill Lynch entered into an agreement to adjust the total number of shares of common stock sold by the Company to Merrill Lynch (or adjust the aggregate purchase price for such shares) in the event of a change in the trading price above or below $30.00 through April 2, 1999. Pursuant to an interim settlement mechanism, the Company may periodically deposit shares of common stock in a Merrill Lynch collateral account if the Company's stock price falls below $30.00.

         In April 1998, OmniOffices entered into an unsecured revolving credit facility with borrowing capacity of $125.0 million. The facility bears interest, as selected by OmniOffices, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 105 basis points above LIBOR. The facility has a term of three years maturing in April 2001. The facility is unconditionally guaranteed by the Company. As of May 15, 1998, OmniOffices had $69.4 million outstanding on this credit facility and $55.6 million available for draw.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is based primarily on the Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries (the "Company") as of March 31, 1998 and December 31, 1997, and for the three months ended March 31, 1998 and 1997. The comparability of the periods is significantly impacted by acquisitions made during 1998 and 1997. As of March 31, 1997, the Company owned 230 properties. This number grew to 258 as of March 31, 1998.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1998 and 1997

Real Estate Operating Revenue. Total real estate operating revenue increased $48.5 million, or 68.8%, to $119.0 million for the three months ended March 31, 1998 as compared to $70.5 million for the three months ended March 31, 1997. The increase in revenue was primarily attributable to a $34.0 million and a $14.5 million increase in rental revenue and other real estate operating revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions, and development properties placed in service net of disposition, which together contributed approximately $33.4 million of additional rental revenue in the three month period ended March 31, 1998. Rental revenue from properties that were fully operational throughout both periods increased by approximately $.7 million primarily due to increased occupancy in these properties. Other real estate operating revenue increased by $14.5 million, or 446.1%, for the three months ended March 31, 1998 to $18.6 million as compared to $4.1 million for the three months ended March 31, 1997, primarily as a result of executive office suites revenue earned by OmniOffices, which acquired the assets of OmniOffices Group, Inc. in August 1997.

Real Estate Operating Expenses. Total real estate operating expenses increased $37.6 million for the three months ended March 31, 1998, or 67.2%, to $93.6 million as compared to $56.0 million for the three months ended March 31, 1997. The net increase in operating expenses was attributable to a $8.9 million increase in property operating expenses, a $5.9 million increase in interest expense, the addition of $13.8 million in executive office suites operating expenses associated with OmniOffices, a $1.3 million increase in general and administrative expenses, and a $7.7 million increase in depreciation and amortization. Property operating expenses increased primarily as a result of property acquisitions, with property operating expenses from properties that were fully operational in both periods remaining unchanged. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The addition of executive office suites operating expenses is a result of the acquisition of the assets of OmniOffices Group, Inc. by OmniOffices. in August 1997. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's business strategy. The increase in depreciation and amortization is predominately a result of additional depreciation and amortization on the Company's real estate acquisitions.

Other Operating Income (Expense). Other operating income increased $27.2 million for the three months ended March 31, 1998, to $27.7 million as compared to $.5 million for the three months ended March 31, 1997, primarily due to the gain recognized on the disposition of 267,000 square feet of office space.

Net Income. Net income of $44.5 million was earned for the three months ended March 31, 1998 as compared to $13.3 million during the three months ended March 31, 1997. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

Cash Flows. Net cash provided by operating activities increased $55.4 million, or 200.4%, to $83.1 million for the three months ended March 31,1998 as compared to $27.7 million for the three months ended March 31, 1997, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $138.6 million, to $318.8 million for the three months ended March 31, 1998 as compared to $180.2 million for the three months ended March 31, 1997, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development and construction in progress. Net cash provided by financing activities increased $84.4 million, to $236.7 million for the three months ended March 31, 1998 as compared to $152.3 million for the three months ended March 31, 1997, primarily as a result of borrowings on the unsecured credit facility and the issuance of unsecured notes, net of repayments of mortgages payable and dividends paid to the common and preferred stockholders.

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

         The Company's total indebtedness at March 31, 1998 was $1.310 billion, of which $249.5 million, or 19.0%, bears a LIBOR-based floating interest rate. Currently, the unsecured credit facility bears interest at 90 basis points over LIBOR. The Company's mortgage payable fixed rate indebtedness bears an effective weighted average interest rate of 8.2% at March 31, 1998 and has a weighted average term to maturity of 5.0 years. Based upon the Company's total market capitalization at March 31, 1998 of $3.730 billion (the common stock price was $30.00 per share; the total shares of common stock, convertible preferred stock and Units outstanding was 67,339,338 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400 million), the Company's debt represented 35.1% of its total market capitalization. The Company has a $450.0 million unsecured credit facility with a current borrowing capacity of $313.6 million. As of May 15, 1998, the Company had $68.0 million outstanding and $245.6 million available for draw under this unsecured credit facility.

         In the first quarter of 1998, the Company began developing a plan to address Year 2000 issues and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed prior to the end of 1999 for both the Company's financial and property related systems. The Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The Company believes that through its commitment to maintaining the highest level of systems support and by working closely with vendors providing services to the Company's properties, it will, through the normal course of business, convert all systems users to Year 2000 compliant equipment prior to the end of 1999. The Company estimates the costs associated with implementation of the plan will not be significant to the Company's financial statements.

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

         The Company will also require a substantial amount of capital for development projects currently underway and planned for the future. As of April 1998, the Company had 49 development projects underway which are expected to require a total investment by the Company of approximately $620.0 million. As part of the Company's ordinary course of business, the Company is also pursuing certain portfolio acquisitions, which, if consummated, would require a substantial amount of capital. The Company intends to use cash flow from operations, its unsecured, revolving credit facility and the Company's access to public and private equity and debt markets to meet its capital needs for development projects and potential future acquisitions.

         Net cash provided by operating activities was $83.1 million for the three months ended March 31, 1998, compared to $27.7 million for the three months ended March 31, 1997. The increase in net cash provided by operating activities was primarily a result of acquisitions made by the Company. The Company's investing activities used approximately $318.8 million and $180.2 million for the three months ended March 31,1998 and 1997, respectively. The Company's investment activities included the acquisitions of office buildings, executive office suites businesses, and land held for future development and additions to construction in process of approximately $279.1 million for the three months ended March 31, 1998, as compared to $172.8 million in acquisitions during the same period in 1997. Additionally, the Company invested approximately $8.2 million and $7.2 million in its existing real estate assets for the three months ended March 31, 1998 and 1997, respectively. Net of distributions to the Company's stockholders and minority interests, the Company's financing activities provided net cash of $275.7 million and $176.6 million for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31,1998, the Company raised $200.0 million through the sale of unsecured notes which was used to repay amounts outstanding under its unsecured credit facility and to fund acquisitions. The Company also drew amounts from its unsecured credit facility during 1998 to finance its acquisitions and other investing activities. For the three months ended March 31, 1998, the Company's net borrowings on its unsecured credit facility were approximately $90.0 million.

         Rental revenue and real estate service revenue have been the principal sources of capital to fund the Company's operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. The Company believes that rental revenue and real estate service revenue will continue to provide the necessary funds for its operating expenses and debt service. The Company expects to fund capital expenditures, including tenant concession packages, building renovations and construction costs, from (i) available funds from operations, (ii) existing capital reserves, and (iii) if necessary, credit facilities established with third party lenders. If these sources of funds are insufficient, the Company's ability to make expected distributions may be adversely impacted. As of March 31, 1998, the Company had cash of $56.2 million, of which $31.4 million was restricted.

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

         Effective March 19,1998, the Company has adopted the Emerging Issues Task Force's Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." Issue 97-11 states that internal costs from acquiring operating property should be expensed as incurred. Costs that have been capitalized in the Company's financial statements through March 19, 1998 amounted to $.7 million. The Company believes that this will not have a material effect on the Company's operations.

         The Company believes that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the final National Association of Real Estate Investment Trusts (NAREIT) White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. The Company calculates its Funds From Operations by combining the Funds From Operations from its real estate operations, calculated in accordance with NAREIT's definition of Funds From Operations, and the earnings before depreciation, amortization and deferred taxes ("EBDADT") of the Company's executive suite business, excluding operating losses from centers under development. The Company's funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and, as such, should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or the Company's ability to make distributions.

         The following table provides the calculation of the Company's funds from operations:

 (in thousands):



                                                               Three Months
                                                              Ended March 31,
                                                            -----------------
                                                            1998         1997
                                                            ----         ----



      Net operating income before minority interest
          and extraordinary items                          $ 53,056     14,976


      Adjustments to derive funds from operations:
          Add:
             Depreciation and amortization                   23,055     15,016
             Losses associated with executive
                suites centers under development                493         --
          Deduct:
             Minority interests' (non Unitholders)
             share of depreciation, amortization and
             net income                                        (110)      (291)
             Gain on sale of assets                         (25,931)        --
                                                           --------     ------
      Funds from operations before allocation to
          the minority Unitholders                           50,563     29,701
      Less:  Funds from operations allocable to the
          minority Unitholders                               (3,706)    (2,866)
                                                           --------     ------
      Funds from operations allocable
          to CarrAmerica Realty Corporation                  46,857     26,835
      Less:  Preferred stock dividends (1)                   (8,791)        --
                                                           --------     ------
      Funds from operations attributable
          to common shareholders:                          $ 38,066     26,835
                                                           ========     ======

         (1) Includes dividends of $361 on shares of Series A Preferred Stock which are convertible into common shares.

     Changes in funds from operations are largely attributable to changes in net income between the periods, as previously discussed.

Building And Lease Information

The following table sets forth certain information about each operating property owned by the Company as of March 31,1998:


                                            Company's            Net
                                            Effective          Rentable
                                             Property            Area         Percent
Property                                    Ownership      (square feet)(1)  Leased(2)
--------                                    ---------      ----------------  ---------

Consolidated Properties
-----------------------

SOUTHEAST REGION
Downtown Washington, D.C.:
International Square (3 Properties)           100.0%         1,018,313         89.2%
1730 Pennsylvania Avenue                      100.0            229,292         99.3
2550 M Street                                 100.0            187,931         89.8
1775 Pennsylvania Avenue (3)                  100.0            143,981         98.5
900 19th Street                               100.0            100,907         85.5
1747 Pennsylvania Avenue                       89.7 (4)        152,119         89.8
1255 23rd Street                               75.0 (5)        304,538         97.3

Suburban Washington, D.C.:
One Rock Spring Plaza (3)                     100.0            205,298        100.0
Tycon Courthouse                              100.0            416,195         99.0
Three Ballston Plaza                          100.0            302,875        100.0
Sunrise Corporate Center (3 Properties)       100.0            260,643         99.9
Parkway One                                   100.0             87,842        100.0

Suburban Atlanta:
Veridian (22 Properties)                      100.0            187,842         85.0
Glenridge                                     100.0             64,052         72.9
Century Springs West                          100.0             94,747         98.2
Holcomb Place                                 100.0             72,823        100.0
DeKalb Tech (5 Properties)                    100.0            163,159         76.2
Midori                                        100.0             99,900        100.0
Crestwood                                     100.0             88,186         98.3
Parkwood                                      100.0            144,038         74.5
Lakewood                                      100.0             80,338         98.2
The Summit                                    100.0            178,382         86.6
Triangle Parkway (3 Properties)               100.0             82,102        100.0
2400 Lake Park                                100.0             99,534         99.3
680 Engineering Drive                         100.0             62,154        100.0
Embassy Row (3 Properties)                    100.0            463,846         93.3
Waterford Center                              100.0             82,678         79.4

Florida,
Boca Raton:
Peninsula Plaza                               100.0            160,081         94.2
Presidential Circle                           100.0            281,266         88.4
                                                               -------         ----

         Southeast Region Subtotal                           5,815,062         92.8

PACIFIC REGION
Southern California,
Orange County/Los Angeles:
Scenic Business Park (4 Properties)           100.0            139,012        100.0
Harbor Corporate Park (4 Properties)          100.0            148,733         91.5
Plaza PacifiCare                              100.0            104,377        100.0
Katella Corporate Center                      100.0             79,917         95.6
Warner Center (12 Properties)                 100.0            342,866         97.3
South Coast Executive Center (2 Properties)   100.0            160,301        100.0
Warner Premier                                100.0             61,553        100.0
Westlake Corporate Center (2 Properties)      100.0             71,645         89.5
Von Karman                                    100.0            103,713         58.8
2600 W. Olive                                 100.0            145,304         95.7
Bay Technology Center (2 Properties)          100.0            107,480        100.0

                                            Company's            Net
                                            Effective          Rentable
                                             Property            Area         Percent
Property                                    Ownership      (square feet)(1)  Leased(2)
--------                                    ---------      ----------------  ---------


Southern California,
San Diego:
Del Mar Corporate Plaza (2 Properties)        100.0%           123,142        100.0%
Wateridge Pavilion                            100.0             62,194        100.0
Lightspan                                     100.0             64,800        100.0
Century Park II (3 Properties)                100.0            198,306        100.0

Northern California,
San Francisco Bay Area:
CarrAmerica Corporate Center (6 Properties)   100.0            957,737         95.3
Sunnyvale Research Plaza (3 Properties)       100.0            126,000        100.0
Rio Robles (7 Properties)                     100.0            368,178        100.0
Valley Business Park II (6 Properties)        100.0            161,040        100.0
Bayshore Centre (2 Properties)                100.0            195,249        100.0
Rincon Centre (3 Properties)                  100.0            201,178        100.0
Valley Centre II (4 Properties)               100.0            212,082        100.0
Valley Office Centre (2 Properties)           100.0             68,731        100.0
Valley Centre (2 Properties)                  100.0            102,291        100.0
Valley Business Park I (2 Properties)         100.0             67,784        100.0
3745 North First Street                       100.0             67,582        100.0
3571 North First Street                       100.0            116,000        100.0
Mission Plaza (2 Properties)                  100.0            102,687        100.0
North San Jose Technology Park (4 Properties) 100.0            299,233        100.0
Foster City Technology Center (2 Properties)  100.0             66,869        100.0
150 River Oaks                                100.0            100,024        100.0
Amador/Rinconada (3 Properties)               100.0            134,476        100.0
Amador III                                    100.0             82,944        100.0
Arroyo Center (2 Properties)                  100.0            104,741        100.0
San Mateo I                                   100.0             70,000        100.0
San Mateo II and III (2 Properties)           100.0            135,353         99.5
900-910 East Hamilton (2 Properties)          100.0            351,811        100.0
Hacienda West                                  99.7 (11)       205,724         95.6
Sunnyvale Technology Centre                    99.7 (11)       165,520        100.0
Baytech Business Park                         100.0            300,000        100.0

Northern California,
Sacramento:
1860 Howe Avenue                              100.0             98,992         87.6
University Office Park (2 Properties)         100.0            121,255         97.1
Capital Corporate Center (5 Properties)       100.0             94,670         93.5

Suburban Portland:
RadiSys Corporate Headquarters                100.0             80,525        100.0
RadiSys II                                    100.0             45,655        100.0

Suburban Seattle:
Redmond East (10 Properties)                  100.0            398,030         99.9
Willow Creek                                  100.0             96,179        100.0
Canyon Park Business Center (6 Properties)    100.0            246,565        100.0
Canyon Park Commons                           100.0             95,290        100.0
Redmond Hilltop                               100.0             43,046        100.0
                                                             ---------        -----
         Pacific Region Subtotal                             7,996,784         97.4

CENTRAL REGION
Austin, Texas:
Great Hills Plaza                             100.0            135,333        100.0
Balcones Center                               100.0             75,761         73.2
Park North (2 Properties)                     100.0            128,071         89.1
City View Centre (3 Properties)               100.0            135,170         85.7
Tower of the Hills (2 Properties)             100.0            165,322         96.5

                                            Company's           Net
                                            Effective         Rentable
                                             Property           Area         Percent
Property                                    Ownership      (square feet)(1)  Leased(2)
--------                                    ---------      ----------------  ---------

Suburban Chicago:
Parkway North (2 Properties)                  100.0%           508,292        100.0%
Unisys (2 Properties)                         100.0            360,059         88.9
The Crossings (2 Properties)                  100.0            296,624         90.2
Bannockburn I & II (2 Properties)             100.0            209,860        100.0
Bannockburn IV                                100.0            108,469         97.5
Summit Oaks                                   100.0             91,601         91.6

Dallas, Texas:
Greyhound                                     100.0             92,890        100.0
Search Plaza                                  100.0            151,262         97.9
Quorum North                                  100.0            114,030         93.4
Quorum Place                                  100.0            176,278         95.8
Cedar Maple Plaza (3 Properties)              100.0            112,968         91.8
Tollhill East & West (2 Properties)           100.0            241,155         93.2
Two Mission Park                              100.0             76,962         59.6
Citymark                                       99.7 (11)       206,475         85.6
5000 Quorum                                   100.0            161,008         98.5
                                                               -------         ----

         Central Region Subtotal                             3,547,590         93.2

MOUNTAIN REGION
Southeast Denver:
Harlequin Plaza (2 Properties)                100.0            327,956         97.2
Quebec Court I & II (2 Properties)            100.0            287,294        100.0
Greenwood Center                              100.0             75,866         86.5
Quebec Center (3 Properties)                  100.0            106,849         96.1
Panorama Corporate Center I                   100.0            100,542         98.7
JD Edwards                                    100.0            189,087        100.0
Panorama II                                   100.0            100,916         91.8

Phoenix, Arizona:
Camelback Lakes (2 Properties)                100.0            199,029         99.8
Pointe Corridor IV                            100.0            178,762         94.1
Highland Park                                 100.0             78,019         51.8
The Grove at Black Canyon                     100.0            104,187         95.2
US West (4 Properties)                        100.0            532,506        100.0

Salt Lake City, Utah:
Sorenson Research Park (5 Properties)         100.0            285,144         99.1
Wasatch Corporate Center (3 Properties)       100.0            178,098        100.0
                                                               -------        -----
         Mountain Region Subtotal                            2,744,255         96.7%
                                                             ---------         ----
TOTAL CONSOLIDATED PROPERTIES:                              20,103,691
                                                            ----------
WEIGHTED AVERAGE                                                               95.3%
                                                                               ----

Unconsolidated Properties
--------------------------
Downtown Washington, D.C.:
1717 Pennsylvania Avenue                       50.0% (6)       184,446         99.3%
AARP Headquarters                              24.0  (7)       477,394         99.8
Bond Building                                  15.0  (8)       162,097        100.0
Willard Office/Hotel                            5.0  (9)       242,787         96.6

Suburban Washington, D.C.:
Booz-Allen & Hamilton Building                 50.0  (10)      222,989        100.0
                                                            ----------        -----

TOTAL UNCONSOLIDATED PROPERTIES:                             1,289,713
                                                             ---------
WEIGHTED AVERAGE                                                               99.2%
                                                                               ----

ALL OPERATING PROPERTIES
TOTAL:                                                      21,393,404
                                                            ==========
WEIGHTED AVERAGE                                                               95.5%
                                                                               ====

----------
(1)      Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of March 31, 1998.
(3) The Company owns the improvements on the property and has a leasehold interest in all or a portion of the underlying land.
(4) The Company holds a general and limited partner interest in a partnership that owns the property.
(5) The Company holds a 50% joint venture interest in the joint venture that owns this property and a 50% joint venture interest in another joint venture, which holds the remaining 50% interest in the joint venture that owns the property. As a result of preferential rights to annual distributions from another venture, the Company will receive distributions of less than 75% (but in no event less than 50%) of the total amount distributed with respect to this property in each year until the preferential distribution requirements are satisfied, but will receive 100% of any subsequent distributions during the year until its aggregate distributions equal 75% of the cumulative distributions with respect to the property since inception of the partnership. Thereafter, the Company will receive 75% of the distributions made during the year with respect to the property. Upon sale of the property, the Company will receive 75% of the distributions until the Company receives its preference amount, 50% until the remaining venturer receives its preference amount, and 75% of the distributions thereafter.
(6) The Company holds a 50% interest in the limited liability company that owns the property and serves as the entity's managing member.
(7) The Company holds an effective 24% interest in the property by virtue of a 48% general partner interest in a partnership that owns a 50% general partner interest in the property.
(8) The Company holds an effective 15% interest in the property by virtue of a 30.6% limited partner interest in a partnership that has a 49% limited partner interest in the property.
(9) The Company holds an effective 5% interest in the property by virtue of a 7.85% limited partner interest in a partnership that owns a 63.7% limited partner interest in the property. The partnership in which the Company holds an interest owns the improvements on the property and has a leasehold interest in the underlying land.
(10) The Company holds a 50% joint venture interest, and is the managing partner.
(11) The Company holds an effective 99.7% interest in these properties by virtue of a 100% interest in a limited liability company that owns a 1% general partnership in a partnership that owns the properties as well as a 98.7% limited partnership interest in the same partnership.


         The following table sets forth a schedule of the lease expirations for leases in place as of March 31, 1998 in each of the next ten years beginning with 1998 and thereafter for the 258 operating office properties whose results are consolidated in the financial statements of the Company, assuming that no tenants exercise renewal options:




                                       Net                 Percent of
                                  Rentable Area           Leased Square
                                    Subject to               Footage
           Year                      Expiring              Represented
         of Lease                   Leases (1)             by Expiring
        Expiration                (square feet)              Leases
        ----------                -------------              ------

1998                                 2,260,000                 11.8%
1999                                 2,009,000                 10.5
2000                                 2,608,000                 13.6
2001                                 2,294,000                 12.0
2002                                 2,603,000                 13.6
2003                                 1,853,000                  9.7
2004                                 1,273,000                  6.6
2005                                   744,000                  3.9
2006                                 1,234,000                  6.4
2007 and thereafter                  2,274,000                 11.9

----------------------
(1) Excludes 952,000 square feet of space that was vacant as of March 31, 1998.

         Building and Lease Information. The following table sets forth certain lease-related information for the consolidated operating properties presented in order to show downtown Washington, D.C. operating properties separate from other operating properties. The table presents leases that commenced during the twelve month period from April 1, 1997 to March 31, 1998, excluding the leases for operating properties that were executed prior to the date of acquisition:


                                                 Calculated on a Weighted Average Basis
                                         ----------------------------------------------------------------------

Operating Properties,
Downtown
Washington, D.C.                             Tenant          Base
(9 Properties)                Total       Improvements       Rent       Lease                       Leasing
                             Square          & Cash           per        Life       Abatements     Commission
                              Feet       Allowances per     Square        in            in         Per Square
Type of Lease                Leased        Square Foot       Foot        Years        Months         Foot
-------------                ------        -----------       ----        -----        ------         ----

Office                      152,655       $  10.18          $ 29.15      5.5           0.5          $  2.25
Retail                       19,263           0.00            27.84      5.1           0.8             1.59
                            -------
Total/Weighted Average      171,918           9.04            29.01      5.5           0.6             2.18
                            =======       ========          =======      ===           ===          =======

New leases or
  expansion space           151,722       $  10.17          $ 29.15      5.7           0.6          $  2.30
Renewals of existing
  tenants' space             20,196           0.55            27.94      3.6           0.0             1.28
                            -------
Total/Weighted Average      171,918           9.04            29.01      5.5           0.6             2.18
                            =======       ========          =======      ===           ===          =======

                                                 Calculated on a Weighted Average Basis
                                         ----------------------------------------------------------------------

Operating Properties,
Downtown
Washington, D.C.                             Tenant          Base
(249 Properties)              Total       Improvements       Rent       Lease                       Leasing
                             Square          & Cash           per        Life       Abatements     Commission
                              Feet       Allowances per     Square        in            in         Per Square
Type of Lease                Leased        Square Foot       Foot        Years        Months         Foot
-------------                ------        -----------       ----        -----        ------         ----

Office                      3,934,012      $  4.05          $ 16.69      5.9           0.3          $  1.08
Retail                          1,205         0.00             4.55      1.1           0.0             0.00
                            ---------
Total/Weighted Average      3,935,217         4.05            16.68      5.9           0.3             1.08
                            =========      =======          =======      ===           ===          =======

New leases or
  expansion space           2,560,559      $  5.18          $ 16.49      5.8           0.5          $  1.62
Renewals of existing
  tenants' space            1,374,658         1.95            17.05      6.0           0.0             0.08
                            ---------
Total/Weighted Average      3,935,217         4.05            16.68      5.9           0.3             1.08
                            =========      =======          =======      ===           ===          =======

                                     PART II

                               OTHER INFORMATION

Item 1.    Legal Proceedings

                  None

Item 2.    Changes in Securities

                  None

Item 3.    Defaults Upon Senior Securities

                  None

Item 4.    Submission of Matters to a Vote of Security Holders

                  None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           a. Exhibits
              --------

              10.1 First Amendment to Third Amended and Restated Agreement of
                   Limited Partnership of Carr Realty, L.P. dated January 22, 1998.

              10.2 Second Amendment to Third Amended and Restated Agreement of
                   Limited Partnership of Carr Realty, L.P. dated February 17, 1998.

              27   Financial Data Schedule


           b. Reports on Form 8-K
              -------------------

              a. Current Report on Form 8-K filed on February 5, 1998 regarding certain supplemental data included in the Company's press release dated February 5, 1998.

              b. Current Report on Form 8-K/A filed on February 10, 1998 regarding certain supplemental data included in the Company's press release dated February 5, 1998.

              c. Current Report on Form 8-K filed by CarrAmerica Realty, L.P. on February 18, 1998 regarding Historical Summaries of Operating Revenue and Expenses for the nine months ended September 30, 1997 (unaudited) and the year ended December 31, 1996 and the proforma condensed consolidated balance sheet (unaudited) at September 30, 1997 for San Mateo II and III and proforma condensed consolidated statements of operations for nine months ended September 30, 1997 (unaudited) and for the year ended December 31, 1996.

              d. Current Report on Form 8-K filed on February 18, 1998 regarding proforma condensed consolidated balance sheet (unaudited) at September 30, 1997 and proforma condensed consolidated statements of operations for nine months ended September 30, 1997 (unaudited) and for the year ended December 31, 1996.

              e. Current Report on Form 8-K filed by CarrAmerica Realty, L.P. on February 18, 1998 regarding historical summaries of Operating Revenue and Expenses for the nine months ended September 30, 1997 (unaudited) and the year ended December 31, 1996 for Canyon Park Commons.

              f. Current Report on Form 8-K filed by CarrAmerica Realty, L.P. on February 23, 1998 regarding Historical Summaries of Operating Revenue and Expenses for the nine months ended September 30, 1997 (unaudited) and the year ended December 31, 1996 for Tower of the Hills.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION




/s/ Thomas A. Carr
-----------------------------
Thomas A. Carr, President and
Chief Executive Officer




/s/ Brian K. Fields
----------------------------------------
Brian K. Fields, Chief Financial Officer




Date:    May 15, 1998

                                  Exhibit Index


Exhibit        Description                                                                       Page
-------        -----------                                                                       ----

10.1           First Amendment to Third Amended and Restated Agreement of
               Limited Partnership of Carr Realty, L.P. dated January 22, 1998.

10.2           Second Amendment to Third Amended and Restated Agreement of
               Limited Partnership of Carr Realty, L.P. dated February 17, 1998.

27             Summary Data Schedule