Form 10-Q
period 1998-06-30
CARRAMERICA REALTY CORP
filed 1998-08-14
CIK 893577

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED June 30, 1998


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


                   1850 K Street, N.W., Washington, D.C. 20006
               --------------------------------------------------
               (Address or principal executive office) (Zip code)


        Registrant's telephone number, including area code (202) 729-7500
                                                           --------------

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


            Number of shares outstanding of each of the registrant's
                 classes of common stock, as of August 14, 1998:

               Common Stock, par value $.01 per share: 71,722,035
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES   X               NO
                               -----               -----

================================================================================

                                      Index


                                                                                                Page
                                                                                                ----
Part I:  Financial Information

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of June 30, 1998 (unaudited) and December 31, 1997........................4

         Condensed consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three
         months ended June 30, 1998 and 1997 (unaudited)...........................................5

         Condensed consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the six
         months ended June 30, 1998 and 1997 (unaudited)...........................................6

         Condensed consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the six
         months ended June 30, 1998 and 1997 (unaudited)...........................................7

         Notes to condensed consolidated financial statements (unaudited)....................8 to 15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................................16 to 26


Part II: Other Information

Item 1.  Legal Proceedings .......................................................................27

Item 2.  Changes in Securities....................................................................27

Item 3.  Defaults Upon Senior Securities..........................................................27

Item 4.  Submission of Matters to a Vote of Security Holders......................................27

Item 5.  Other Information........................................................................27

Item 6.  Exhibits and Reports on Form 8-K...................................................27 to 28


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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets As Of
                       June 30,1998 and December 31, 1997
--------------------------------------------------------------------------------


 (In thousands, except share amounts)
                                                                                  June 30,          December 31,
                                                                                    1998                1997
                                                                                    ----                ----
                                                                                 (Unaudited)
Assets
Rental property (note 2):
     Land                                                                         $   642,544            557,536
     Buildings                                                                      1,952,972          1,692,389
     Tenant improvements                                                              151,071            131,527
     Furniture, fixtures and equipment                                                 35,355             15,571
                                                                                  -----------        -----------
                                                                                    2,781,942          2,397,023
     Less - accumulated depreciation                                                 (216,704)          (184,266)
                                                                                  -----------        -----------
         Total rental property                                                      2,565,238          2,212,757

Land held for development                                                             104,280             81,647
Construction in progress                                                              313,442            210,829

Cash and cash equivalents                                                              39,557             23,845
Restricted cash and cash equivalents (note 7)                                          40,081             18,049
Accounts and notes receivable                                                          46,658             38,321
Investments                                                                            70,619             20,128
Accrued straight-line rents                                                            33,429             33,212
Tenant leasing costs, net                                                              28,706             19,473
Deferred financing costs, net                                                          15,025              6,899
Prepaid expenses and other assets, net                                                238,603             78,900
                                                                                  -----------        -----------
                                                                                  $ 3,495,638          2,744,060
                                                                                  ===========        ===========
Liabilities, Minority Interest, and Stockholders' Equity

Liabilities:
     Mortgages and notes payable (note 2)                                           1,393,964          1,028,946
     Accounts payable and accrued expenses                                             90,501             67,311
     Rent received in advance and security deposits                                    34,513             20,151
                                                                                  -----------        -----------
         Total liabilities                                                          1,518,978          1,116,408

Minority interest (note 3)                                                             90,916             74,955

Stockholders' equity (note 4):
     Preferred Stock, $.01 par value, authorized 35,000,000 shares:
     Series A Cumulative Convertible Redeemable Preferred Stock, $.01 par value,
       780,000 shares issued and outstanding with an aggregate liquidation
       preference of $19.5 million.                                                         8                  8
     Series B, C and D Cumulative  Redeemable  Preferred  Stock, outstanding
       8,800,000 shares with an aggregate liquidation preference of
       $400.0 million.                                                                     88                 88
     Common Stock, $.01 par value, authorized 180,000,000 shares, issued and outstanding 71,622,035 shares at June 30, 1998 and 59,993,778 shares at
       December 31, 1997.                                                                 716                600
     Additional paid in capital                                                     1,965,118          1,629,214
     Accumulated other comprehensive income                                               787               --
     Cumulative dividends in excess of net income                                     (80,973)           (77,213)
                                                                                  -----------        -----------
         Total stockholders' equity                                                 1,885,744          1,552,697
                                                                                  -----------        -----------

 Commitments and Contingencies (note 6)                                           $ 3,495,638          2,744,060
                                                                                  ===========        ===========



See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 1998 and 1997
-------------------------------------------------------------------------------


(Unaudited and in thousands, except per common share amounts)

                                                                                    1998                    1997
                                                                                    ----                    ----
Operating revenue:
   Rental revenue:
     Minimum base rent                                                            $  92,689                  65,375
     Recoveries from tenants                                                         11,639                   9,318
     Parking and other tenant charges                                                 2,636                   2,995
                                                                                  ---------               ---------
         Total rental revenue                                                       106,964                  77,688
   Executive suites revenue                                                          34,661                    --
   Real estate service income                                                         3,524                   3,759
                                                                                  ---------               ---------
         Total revenue                                                              145,149                  81,447
                                                                                  ---------               ---------

Operating expenses:
   Property operating expenses:
    Operating expenses                                                               24,977                  19,743
    Real estate taxes                                                                 9,660                   7,003
   Interest expense                                                                  17,417                  11,734
   Executive suites operating expenses                                               29,567                    --
   General and administrative                                                         8,041                   5,176
   Depreciation and amortization                                                     26,236                  18,267
                                                                                  ---------               ---------
         Total operating expenses                                                   115,898                  61,923
                                                                                  ---------               ---------

         Operating income                                                            29,251                  19,524
                                                                                  ---------               ---------

Other operating income:
   Interest Income                                                                    1,290                     551
   Equity in earnings of unconsolidated partnerships                                  1,714                     123
   Gain on sale of assets (note 5)                                                      256                     353
                                                                                  ---------               ---------
         Total other operating income                                                 3,260                   1,027
                                                                                  ---------               ---------
         Net operating income before minority interest                               32,511                  20,551
Minority interest (note 3)                                                           (2,404)                 (2,020)
                                                                                  ---------               ---------
         Net income                                                               $  30,107                  18,531
                                                                                  =========               =========

         Basic net income per common share                                        $    0.30                    0.32
                                                                                  =========               =========

         Diluted net income per common share                                      $    0.30                    0.32
                                                                                  =========               =========

See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------



(Unaudited and in thousands, except per common share amounts)

                                                           1998          1997
                                                           ----          ----
Operating revenue:
   Rental revenue:
     Minimum base rent                                   $ 178,072      121,899
     Recoveries from tenants                                23,216       16,268
     Parking and other tenant charges                        6,005        5,810
                                                         ---------    ---------
         Total rental revenue                              207,293      143,977
   Executive suites revenue                                 50,309         --
   Real estate service income                                6,514        7,936
                                                         ---------    ---------
         Total revenue                                     264,116      151,913
                                                         ---------    ---------

Operating expenses:
   Property operating expenses:
    Operating expenses                                      48,191       37,008
    Real estate taxes                                       18,961       13,380
   Interest expense                                         34,578       22,992
   Executive suites operating expenses                      43,441         --
   General and administrative                               14,461       10,332
   Depreciation and amortization                            49,879       34,183
                                                         ---------    ---------
         Total operating expenses                          209,511      117,895
                                                         ---------    ---------

         Operating income                                   54,605       34,018
                                                         ---------    ---------

Other operating income:
   Interest Income                                           2,307        1,093
   Equity in earnings of unconsolidated partnerships         2,468           63
   Gain on sale of assets (note 5)                          26,187          353
                                                         ---------    ---------
         Total other operating income                       30,962        1,509
                                                         ---------    ---------
         Net operating income before minority interest      85,567       35,527
Minority interest (note 3)                                 (10,951)      (3,737)
                                                         ---------    ---------
         Net income                                      $  74,616       31,790
                                                         =========    =========

         Basic net income per common share               $    0.87         0.59
                                                         =========    =========

         Diluted net income per common share             $    0.87         0.58
                                                         =========    =========




See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------

 (Unaudited and in thousands)

                                                                                                            1998             1997
                                                                                                            ----             ----
Cash flows from operating activities:
   Net income                                                                                             $  74,616          31,790
                                                                                                          ---------       ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                           49,879          34,183
     Minority interest in income                                                                             10,951           3,737
     Equity in earnings of unconsolidated partnerships                                                       (2,468)            (63)
     Loss on write-off of assets                                                                                486             323
     Increase in accounts and notes receivable                                                               (8,337)         (6,653)
     Increase in accrued straight-line rents                                                                   (217)         (3,787)
     Additions to tenant leasing costs                                                                       (6,063)         (6,815)
     Decrease (Increase) in prepaid expenses and other assets                                                   856         (11,247)
     Increase in accounts payable and accrued expenses                                                       23,190          14,832
     Increase in rent received in advance and security deposits                                              14,362           2,093
                                                                                                          ---------       ---------
         Total adjustments                                                                                   82,639          26,603
                                                                                                          ---------       ---------
         Net cash provided by operating activities                                                          157,255          58,393
                                                                                                          ---------       ---------

Cash flows from investing activities:
   Acquisition of executive suites assets                                                                  (165,544)           --
   Additions to rental property                                                                             (21,162)        (14,974)
   Acquisitions of rental property                                                                         (261,995)       (332,073)
   Additions to land held for development                                                                   (93,148)        (81,386)
   Additions to construction in progress                                                                   (164,669)        (63,498)
   Distributions from unconsolidated partnerships                                                             2,336             108
   Investments in unconsolidated partnerships                                                               (50,358)         (2,074)
   Decrease (increase) in restricted cash and cash equivalents                                              (22,032)            388
   Proceeds from disposition of rental property                                                              35,491            --
                                                                                                          ---------       ---------
         Net cash used by investing activities                                                             (741,081)       (493,509)
                                                                                                          ---------       ---------

Cash flows from financing activities:
   Net proceeds from sales of common and preferred stock                                                    335,922         344,448
   Net borrowings on unsecured credit facility                                                              164,500         143,000
   Proceeds from issuance of unsecured notes                                                                200,000            --
   Net proceeds from exercise of options                                                                         41           1,363
   Repayment of mortgages payable                                                                           (18,449)        (15,664)
   Loan to investment venture                                                                                  --              (125)
   Contributions from minority interests                                                                     10,465             350
   Dividends paid                                                                                           (78,376)        (47,801)
   Additions to deferred financing costs                                                                     (9,968)         (1,168)
   Distributions to minority interests                                                                       (5,384)         (4,433)
                                                                                                          ---------       ---------
         Net cash provided by financing activities                                                          598,751         419,970
                                                                                                          ---------       ---------
         Effect of currency exchange rate change                                                                787            --
                                                                                                          ---------       ---------
         Increase (decrease) in unrestricted cash and cash equivalents                                       15,712         (15,146)
Unrestricted cash and cash equivalents, beginning of the period                                              23,845          27,637
                                                                                                          ---------       ---------
Unrestricted cash and cash equivalents, end of the period                                                 $  39,557          12,491
                                                                                                          =========       =========

Supplemental disclosure of cash flow information:
   Cash paid for interest (net of capitalized interest of $12,572 and
     $4,416 for the six months ended June 30, 1998 and 1997, respectively)                                $  30,601          22,717
                                                                                                          =========       =========

Supplemental disclosure of noncash investing and financing activities:
   During the six month periods ended June 30, 1998 and 1997, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $19.0 million and $56.6 million of debt and liabilities, respectively, and by issuing $10.0 million and $17.6 million, respectively, of Units.



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

         (a)      Business

                  CarrAmerica Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"), organized under the laws of Maryland, which owns, develops, acquires and operates office properties. The Company's office properties are located primarily in 15 suburban markets across the United States.

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

         (h)      Goodwill, Real Estate Service Contracts and Other Intangibles

                  Real estate service contracts and other intangible assets represent the purchase price of net assets of real estate service operations acquired and are amortized on the straight-line basis over the expected lives of the respective real estate service contracts. Goodwill which represents the excess of purchase price over the fair value of net assets acquired in the acquisition of executive suite businesses, is amortized on the straight-line basis over 30 years. The Company assesses the recoverability of these intangible assets by determining whether the balance can be recovered over its remaining life through undiscounted future operating cash flows of the related assets or operations acquired. The amount of impairment loss, if any, is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are not achieved.

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

         (k)      New Accounting Pronouncements

                  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

                  economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and such items as foreign currency items and certain unrealized gains and losses. For the three and six month periods ended June 30, 1998, foreign currency translation adjustments were $787, net of tax. Therefore, comprehensive income was $30,894 and $75,403, respectively, for the three and six month periods ended June 30, 1998.

                  In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this pronouncement.

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

                  CarrAmerica Development, Inc. ("CarrAmerica Development"), the Company's development subsidiary, Carr Real Estate Services, Inc. ("Carr Services, Inc."), the Company's real estate service subsidiaries, OmniOffices, Inc. ("OmniOffices"), and OmniOffices (UK) Limited (Omni-UK), the Company's executive suites subsidiaries, file separate tax returns and are subject to federal, state and local income taxes as well as certain foreign taxes. The Company has adopted the asset and liability method of accounting for income taxes for these subsidiaries. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. The income taxes and the effect of the asset and liability method of the accounting for income taxes for these subsidiaries, are insignificant to the financial statements of the Company.

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

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

                                                        Three Months                          Three Months
                                                     Ended June 30, 1998                  Ended June 30, 1997
                                             Income                       Per       Income                     Per
                                             (000's)        Shares       Share      (000's)       Shares      Share
                                           (Numerator)   (Denominator)   Amount   (Numerator)  (Denominator)  Amount
                                           ---------------------------------------------------------------------------

                  Basic EPS                $ 21,222       70,722        $0 .30    $ 17,770        55,864      $ 0.32
                  Effect of Dilutive
                    Securities
                    Stock Options                            173                                     184
                                            -------       ------                   -------        ------
                  Diluted  EPS             $ 21,222       70,895        $0 .30    $ 17,770        56,048      $ 0.32
                                            =======       ======                   =======        ======

                  Income before extraordinary item has been reduced by preferred stock dividends of $8,885 and $761 for the three month periods ending June 30, 1998 and 1997, respectively.

                                                         Six Months                            Six Months
                                                     Ended June 30, 1998                  Ended June 30, 1997
                                             Income                       Per       Income                     Per
                                             (000's)        Shares       Share      (000's)       Shares      Share
                                           (Numerator)   (Denominator)   Amount   (Numerator)  (Denominator)  Amount
                                           ---------------------------------------------------------------------------

                  Basic EPS                $ 56,940         65,389       $0 .87    $ 30,268       51,583      $ 0.59
                  Effect of Dilutive
                    Securities Stock
                    Options                                    192                                   191
                                            -------         ------                  --------      ------
                  Diluted  EPS             $ 56,940         65,581       $0 .87    $  30,268      51,774      $ 0.58
                                            =======         ======                  ========      ======

                  Income before extraordinary item has been reduced by preferred stock dividends of $17,676 and $1,522 for the six month periods ending June 30, 1998 and 1997, respectively.

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

         (p)      Accumulated Other Comprehensive Income

                  The financial statements of Omni-UK, a foreign subsidiary, have been prepared in the respective local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for assets and liabilities and at an average exchange rate for the period on the statement of operations. Translation adjustments have no effect on net income and are reflected in Stockholder's Equity as accumulated other comprehensive income.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

(2)      Mortgages, Unsecured Notes and Credit Facilities

         The Company's mortgages payable, unsecured notes and credit facilities are summarized as follows (in thousands):

                                                                 June 30,           December 31,
                                                                   1998                 1997

                    Fixed rate mortgages                        $   572,196            590,645
                    Unsecured credit facilities                     324,000            159,500
                    Notes payable                                    22,768              3,801
                    Senior unsecured notes                          475,000            275,000
                                                                 ----------          ---------
                                                                $ 1,393,964          1,028,946
                                                                 ==========          =========


         Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from December 1998 through July 2019. The weighted average interest rate of mortgages payable was 8.2% at June 30, 1998 and 8.1% at December 31, 1997. In compliance with the terms of the mortgage instrument, a mortgage payable of $27.5 million at June 30, 1998 is held by Carr Redmond Corporation, a wholly-owned subsidiary of the Company, which owns the Redmond East office campus.

         The Company has a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. At June 30, 1998, the credit facility bore interest, as selected by the Company, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 90 basis points above the 30 day London Interbank Offered Rate (LIBOR). The Company has predominately selected interest rates equal to 90 basis points above the 30 day LIBOR rate. The credit facility matures in September 2000.

         OmniOffices also has a $125.0 million unsecured credit facility with Morgan. At June 30, 1998, the credit facility bore interest, as selected by OmniOffices, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 105 basis points above the 30 day LIBOR. OmniOffices has predominately selected interest rates equal to 105 basis points above the 30 day LIBOR rate. The credit facility matures in April 2001. The facility is unconditionally guaranteed by the Company.

         The annual maturities of debt as of June 30, 1998 are summarized as follows (in thousands):

                    1998                                        $ 27,000
                    1999                                          45,545
                    2000                                         299,145 (1)
                    2001                                         178,128 (2)
                    2002                                          42,322
                    2003 & thereafter                            801,824 (3)
                                                              ----------
                                                              $1,393,964
                                                              ==========

                      (1) Includes $247 million outstanding as of June 30, 1998 under the Company's $450 million unsecured line of credit.

                      (2) Includes $77 million outstanding as of June 30, 1998 under OmniOffices $125 million unsecured line of credit.

                      (3) Includes $475 million of senior unsecured notes, $150 million of which matures in 2004, $100 million of which matures in 2005, $125 million of which matures in 2007, and $100 million of which matures in 2008.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

(3)      Minority Interest

         In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing distribution paying Units and non-distribution paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-distribution paying Units are not entitled to any distributions until they automatically convert into distribution paying Units at various dates in the future. Each distribution paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a distribution paying Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the three and six month periods ended June 30, 1998, 2,268 and 14,476 dividend paying Units, respectively, of Carr Realty, L.P. and CarrAmerica Realty, L.P., were redeemed for common stock of the Company.

         The following table sets forth the common stock and preferred stock which is convertible into common stock of the Company and Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. (in thousands):

                                                                         Convertible                                    Non-
                                                                          Preferred           Distribution          Distribution
                                                Common Stock                Stock             Paying Units          Paying Units
                                                Outstanding              Outstanding          Outstanding           Outstanding
                                                -----------              -----------          ------------          ------------
                   Outstanding as of:
                   June 30, 1998                  71,622                      780                 6,016                  540
                   December 31, 1997              59,994                      780                 5,699                  540
                                                  ======                      ===                 =====                  ===

                   Weighted average for the
                   three months ended:
                   June 30, 1998                  70,722                      780                 6,014                  540
                   June 30, 1997                  55,864                    1,740                 5,432                  540
                                                  ======                    =====                 =====                  ===

                   Weighted average for the
                   six months ended:
                   June 30, 1998                  65,389                      780                 5,976                  540
                   June 30, 1997                  51,583                    1,740                 5,187                  540
                                                  ======                    =====                 =====                  ===

         Minority interest in the accompanying consolidated financial statements relates primarily to holders of Units.

(4)      Preferred Stock

         The Company is authorized to issue up to 35,000,000 shares of Preferred Stock. On October 25, 1996, the Company issued 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at $25 per share. Dividends for the Series A Preferred Stock are cumulative from the date of issuance and are payable quarterly in arrears in an amount per share equal to the greater of (1) $1.75 per share per annum, or (2) the cash dividend paid on the number of shares, or portion thereof, of the Company's common stock into which a share of Series A Preferred Stock is convertible. The Series A Preferred Stock has a liquidation preference of $25 per share. After April 25, 1997, each share of Series A Preferred Stock became convertible, at the option of the holder, into one share of the Company's common stock, subject to certain conversion adjustments. As of June 30, 1998, 960,000 shares of Series A Preferred Stock had been converted into the Company's common stock. After October 25, 1999, each outstanding share of Series A Preferred Stock is redeemable at the Company's option, at $25 per share, plus accrued and unpaid dividends.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

         As of June 30, 1998, the following additional preferred stock issued by the Company was outstanding:


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

                  Series B - August 12, 2002
                  Series C - November 6, 2002
                  Series D - December 19, 2002

(5)      Gain on Sale of Assets

         The Company has disposed of certain assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds of the sales were redeployed into other office properties (utilizing tax-deferred exchanges where possible). During the first six months of 1998, the Company disposed of one operating property and land that was being held for development. The Company recognized a gain totaling $26.2 million on these dispositions.

(6)      Commitments and Contingencies

         At June 30, 1998, the Company is contingentally liable on letters of credit amounting to approximately $1.4 million for various completion escrows and on performance bonds amounting to approximately $10.1 million to ensure completion of required public improvements on its construction projects.

         On June 22, 1998, the Company entered into an interest rate hedge agreement in the notional amount of $200.0 million at a rate of 9.5% in order to hedge against the impact that interest rate fluctuations would have on the interest rate attainable on the Company's line of credit. As of June 30, 1998, unrealized gain/loss on the agreement was zero.

         The Company has entered into the following forward treasury agreements. The Company entered into these agreements in order to hedge against the impact that interest rate fluctuations would have on debt instruments the Company plans to issue in the future.



                                                                                         Unrealized
                           Date                 Notional            10-Years                Loss
                            of                   Amount             Treasury              @ 6-30-98
                         Agreement            (in millions)         Bill Rate           (in millions)
                  ------------------------    --------------    ------------------   --------------------

                  April 3, 1998                 $  25.0              5.513%                 $ 0.1
                  March 16, 1998                   25.0               5.593                   0.2
                  March 9, 1998                    25.0               5.725                   0.5
                  March 4, 1998                    75.0               5.823                   2.0

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

(7)      Subsequent Events

         From July 1 to August 14, 1998, the Company, through its subsidiary OmniOffices, Inc., acquired the operations of executive suites businesses for approximately $17.9 million in cash. The businesses include 11 centers with approximately 600 suites located in seven markets.

         From July 1 to August 14, 1998, the Company acquired seven office properties. In addition, since July 1, 1998, the Company has acquired land which is expected to support the future development of 1.9 million square feet. The Company paid $62.6 million to purchase the properties and land. These acquisitions added to the Company's holdings as follows:

                                                                                             Buildable
                                                                                          Square Feet of
                                                         # of              Square          Land Held for
                                  Region              Buildings             Feet            Development
                           ----------------------    -------------      --------------    ----------------

                           Pacific Region                  7              206,000             289,000
                           Central Region                 --                   --             853,000
                           Mountain Region                --                   --             792,000

                                                     -------------      -------------     ----------------
                                    Total                  7              206,000           1,934,000
                                                     =============      ==============    ================



         In April 1998, the Company entered into a forward equity transaction. In connection with this transaction, on August 10, 1998, the Company posted $7.7 million as collateral for the settlement on the transaction. The total amount currently posted as of August 14, 1998, is $15.9 million.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------


Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

         The following discussion is based primarily on the Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries (the "Company") as of June 30, 1998 and December 31, 1997, and for the three and six months ended June 30, 1998 and 1997. The comparability of the periods is significantly impacted by acquisitions made during 1998 and 1997. As of June 30, 1997, the Company owned 209 properties. This number grew to 277 as of June 30, 1998.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.

Results of Operations - Three Months Ended June 30, 1998 and 1997

Operating Revenue. Total operating revenue increased $63.7 million, or 78.3%, to $145.1 million for the three months ended June 30, 1998 as compared to $81.4 million for the three months ended June 30, 1997. The increase in revenue was primarily attributable to a $29.3 million and a $34.4 million increase in rental revenue and other operating revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions, and development properties placed in service net of dispositions, which together contributed approximately $26.2 million of additional rental revenue in the three month period ended June 30, 1998. Rental revenue from properties that were fully operational throughout both periods increased by approximately $3.1 million primarily due to increased occupancy and rental rate increases. Other operating revenue increased by $34.4 million, or 915.8%, for the three months ended June 30, 1998 to $38.2 million as compared to $3.8 million for the three months ended June 30, 1997, primarily as a result of the executive office suites revenue earned on the Company's acquisitions of executive suite businesses.

Operating Expenses. Total operating expenses increased $54.0 million for the three months ended June 30, 1998, or 87.2%, to $115.9 million as compared to $61.9 million for the three months ended June 30, 1997. The net increase in operating expenses was attributable to a $7.8 million increase in property operating expenses, a $5.7 million increase in interest expense, the addition of $29.6 million in executive office suites operating expenses, a $2.9 million increase in general and administrative expenses, and an $8.0 million increase in depreciation and amortization. Property operating expenses increased primarily as a result of property acquisitions, with property operating expenses from properties that were fully operational in both periods increasing approximately $.5 million. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The addition of executive office suites operating expenses is a result of the acquisition of executive suite businesses. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's business strategy and the write-off of approximately $.7 million of costs associated with broken deal costs. The increase in depreciation and amortization is predominately a result of depreciation and amortization on the Company's real estate and executive suite acquisitions.

Other Operating Income. Other operating income increased $2.3 million for the three months ended June 30, 1998, to $3.3 million as compared to $1.0 million for the three months ended June 30, 1997, primarily due to earnings from the Company's additional investments in unconsolidated partnerships and the interest income earned on increased cash balances.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

Net Income. Net income of $30.1 million was earned for the three months ended June 30, 1998 as compared to $18.5 million during the three months ended June 30, 1997. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.


Results of Operations - Six Months Ended June 30, 1998 and 1997

Operating Revenue. Total operating revenue increased $112.2 million, or 73.9%, to $264.1 million for the six months ended June 30, 1998 as compared to $151.9 million for the six months ended June 30, 1997. The increase in revenue was primarily attributable to a $63.3 million and a $48.9 million increase in rental revenue and other operating revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions, and development properties placed in service net of disposition, which together contributed approximately $58.1 million of additional rental revenue in the six month period ended June 30, 1998. Rental revenue from properties that were fully operational throughout both periods increased by approximately $5.2 million, primarily due to rental rate increases. Other operating revenue increased by $48.9 million, or 616.0%, for the six months ended June 30, 1998 to $56.8 million as compared to $7.9 million for the six months ended June 30, 1997, primarily as a result of the executive office suites revenue earned on the Company's acquisitions of executive suite businesses.

Operating Expenses. Total operating expenses increased $91.6 million for the six months ended June 30, 1998, or 77.7%, to $209.5 million as compared to $117.9 million for the six months ended June 30, 1997. The net increase in operating expenses was attributable to a $16.8 million increase in property operating expenses, a $11.6 million increase in interest expense, the addition of $43.4 million in executive office suites operating expenses, a $4.1 million increase in general and administrative expenses, and a $15.7 million increase in depreciation and amortization. Property operating expenses increased primarily as a result of property acquisitions, with property operating expenses from properties that were fully operational in both periods increasing approximately $.9 million. The increase in the Company's interest expense is primarily related to borrowings for acquisitions. The addition of executive office suites operating expenses is a result of the acquisition of executive suite businesses. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's business strategy and the write-off of approximately $.7 million of costs associated with broken deal costs. The increase in depreciation and amortization is predominately a result of depreciation and amortization on the Company's real estate and executive suite acquisitions.

Other Operating Income. Other operating income increased $29.5 million for the six months ended June 30, 1998, to $31.0 million as compared to $1.5 million for the six months ended June 30, 1997, primarily due to the gain recognized on the disposition of 267,000 square feet of office space and earnings from the Company's additional investments in unconsolidated partnerships.

Net Income. Net income of $74.6 million was earned for the six months ended June 30, 1998 as compared to $31.8 million during the six months ended June 30, 1997. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

Cash Flows. Net cash provided by operating activities increased $98.9 million, or 169.3%, to $157.3 million for the six months ended June 30,1998 as compared to $58.4 million for the six months ended June 30, 1997, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $247.6 million, to $741.1 million for the six months ended June 30, 1998 as compared to $493.5 million for the six months ended June 30, 1997, primarily as a result of capital deployed by the Company for acquisitions of office properties, executive suite businesses, land held for future development and investments in construction in progress. Net cash provided by financing activities increased $178.8 million, to $598.8 million for the six months ended June 30, 1998 as compared to $420.0 million for the six months ended June 30, 1997, primarily as a result of borrowings on the unsecured credit facility and the issuance of unsecured notes, net of dividends paid to the common and preferred stockholders.


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

         The Company's total indebtedness at June 30, 1998 was $1.394 billion, of which $324.0 million, or 23.2%, bears a LIBOR-based floating interest rate. Currently, the unsecured credit facilities bear interest at 90 and 105 basis points over LIBOR on the $450 million facility and the $125 million facility, respectively. The Company's mortgages payable fixed rate indebtedness bears an effective weighted average interest rate of 8.2% at June 30, 1998 and has a weighted average term to maturity of 4.8 years. Based upon the Company's total market capitalization at June 30, 1998 of $4.034 billion (the common stock price was $28.38 per share; the total shares of common stock, convertible preferred stock and Units outstanding was 78,957,151 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400 million), the Company's debt represented 34.6% of its total market capitalization. As of August 14, 1998, the Company had $443.4 million outstanding under the unsecured credit facilities.

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

         The Company will also require a substantial amount of capital for development projects currently underway and planned for the future. As of June 1998, the Company had 52 development projects underway which are expected to require a total investment by the Company of approximately $643.8 million. The Company intends to use cash flow from operations, its unsecured revolving credit facilities, the proceeds from asset sales and the Company's access to public and private equity and debt markets to meet its capital needs for development projects and potential future acquisitions.

         Net cash provided by operating activities was $157.3 million for the six months ended June 30, 1998, compared to $58.4 million for the six months ended June 30, 1997. The increase in net cash provided by operating activities was primarily a result of acquisitions made by the Company. The Company's investing activities used approximately $741.1 million and $493.5 million for the six months ended June 30,1998 and 1997, respectively. The Company's investment activities included the acquisitions of office buildings, executive office suites businesses, and land held for future development and additions to construction in process of approximately $685.4 million for the six months ended June 30, 1998, as compared to $477.0 million in acquisitions during the same period in 1997. Additionally, the Company invested approximately $21.2 million and $15.0 million in its existing real estate assets for the six months ended June 30, 1998 and 1997, respectively. Net of distributions to the Company's stockholders and minority interests, the Company's financing activities provided net cash of $682.5 million and $472.2 million for the six months ended June 30, 1998 and 1997, respectively. For the six months ended June 30,1998, the Company raised $335.9 million through the sale of common stock which was used to repay amounts outstanding under its unsecured credit facility and to fund acquisitions. The Company also drew amounts from its unsecured credit facilities during 1998 to finance its acquisitions and other investing activities. For the six months ended June 30, 1998, the Company's net borrowings on its unsecured credit facility were approximately $164.5 million.

         Rental revenue and real estate service revenue have been the principal sources of capital to fund the Company's operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. The Company believes that rental revenue and real estate service revenue will continue to provide the necessary funds for its operating expenses and debt service. The Company expects to fund capital expenditures, including tenant concession packages, building renovations and construction costs, from (i) available funds from operations, (ii) existing capital reserves, and (iii) if necessary, credit facilities established with third party lenders. If these sources of funds are insufficient, the Company's ability to make expected distributions may be adversely impacted. As of June 30, 1998, the Company had cash of $79.6 million, of which $40.1 million was restricted.

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

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

         Effective March 19,1998, the Company has adopted the Emerging Issues Task Force's Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." Issue 97-11 states that internal costs from acquiring operating property should be expensed as incurred. Costs that have been capitalized in the Company's financial statements January 1, 1998 through March 19, 1998 amounted to $.7 million. The Company believes that this will not have a material effect on the Company's operations.

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

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------


         The following table provides the calculation of the Company's funds from operations:

 (in thousands):

                                                            Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                        ----------------------------   ----------------------------
                                                            1998           1997            1998           1997
                                                            ----           ----            ----           ----



      Net operating income before minority interest
          and extraordinary items                          $ 32,511       20,551          $ 85,567      35,527

      Adjustments to derive funds from operations:
          Add:
             Depreciation and amortization                   25,869       17,321            48,924      32,337
             Losses associated with executive
                suites centers under development              1,049           --             1,542          --
          Deduct:
             Minority interests' (non Unitholders)
             share of depreciation, amortization and
             net income                                         (84)        (295)             (194)       (586)
             Gain on sale of assets                             324         (353)          (25,607)       (353)
                                                           --------       ------          --------      ------
      Funds from operations before allocation to
          the minority Unitholders                           59,669       37,224           110,232      66,925
      Less:  Funds from operations allocable to the
          minority Unitholders                               (4,183)      (3,234)           (7,888)     (6,100)
                                                           --------       ------          --------      ------
      Funds from operations allocable
          to CarrAmerica Realty Corporation                  55,486       33,990           102,344      60,825
      Less:  Preferred stock dividends (1)                   (8,885)        (761)          (17,676)     (1,522)
                                                           --------       ------          --------      ------
      Funds from operations attributable
          to common shareholders:                          $ 46,601       33,229          $ 84,668      59,303
                                                           ========       ======          ========      ======

         (1) For the three months ended June 30, 1998 and 1997, included are dividends of $361 and $761, respectively, of Series A Preferred Stock which are convertible into common shares. For the six months ended June 30, 1998 and 1997, included are dividends of $722 and $1,522, respectively, of Series A Preferred Stock which are convertible into common shares.

     Changes in funds from operations are largely attributable to changes in net income between the periods, as previously discussed.

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Building And Lease Information

The following table sets forth certain information about each operating property owned by the Company as of June 30, 1998:

                                              Company's          Net
                                              Effective       Rentable
                                              Property          Area          Percent     # of
Property                                      Ownership    (square feet)(1)  Leased(2)  Buildings
--------                                      ---------    ----------------  ---------  ---------
Consolidated Properties

SOUTHEAST REGION
Downtown Washington, D.C.:
   International Square                           100.0%       1,018,469          97.4%     3
   1730 Pennsylvania Avenue                       100.0          229,292          99.3      1
   2550 M Street                                  100.0          187,931          97.4      1
   1775 Pennsylvania Avenue (3)                   100.0          143,981          99.1      1
   900 19th Street                                100.0          100,907         100.0      1
   1747 Pennsylvania Avenue                        89.7(4)       152,162          94.9      1
   1255 23rd Street                                75.0(5)       304,538          97.3      1
Suburban Washington, D.C.:
   One Rock Spring Plaza (3)                      100.0          205,298         100.0      1
   Tycon Courthouse                               100.0          416,195          99.2      1
   Three Ballston Plaza                           100.0          302,875         100.0      1
   Sunrise Corporate Center                       100.0          260,643          99.9      3
   Parkway One                                    100.0           87,842         100.0      1
Suburban Atlanta:
   Veridian                                       100.0          187,842          84.7     22
   Glenridge                                      100.0           64,052          76.3      1
   Century Springs West                           100.0           94,747          94.9      1
   Holcomb Place                                  100.0           72,823         100.0      1
   DeKalb Tech                                    100.0          163,159          76.2      5
   Midori                                         100.0           99,900          92.8      1
   Crestwood                                      100.0           88,186          98.3      1
   Parkwood                                       100.0          151,020          83.6      1
   Lakewood                                       100.0           80,338          95.3      1
   The Summit                                     100.0          178,382          94.5      1
   Triangle Parkway                               100.0           82,102          98.6      3
   2400 Lake Park                                 100.0          100,445          98.4      1
   680 Engineering Drive                          100.0           62,154         100.0      1
   Embassy Row                                    100.0          465,858          92.2      3
   Waterford Center                               100.0           82,161          85.1      1
   Spalding Ridge                                 100.0          128,233          92.3      1
Boca Raton:
   Peninsula Plaza                                100.0          160,081          92.0      1
   Presidential Circle                            100.0          281,266          90.8      1
                                                               ---------         -----     --

     Southeast Region Subtotal                                 5,952,882          95.2     63

PACIFIC REGION
Southern California,
Orange County/Los Angeles:
   Scenic Business Park                           100.0          139,012         100.0      4
   Harbor Corporate Park                          100.0          148,598          95.4      4
   Plaza PacifiCare                               100.0          104,377         100.0      1
   Katella Corporate Center                       100.0           79,917          96.5      1
   Warner Center                                  100.0          342,866          94.3     12
   South Coast Executive Center                   100.0          160,301          92.9      2
   Warner Premier                                 100.0           61,553         100.0      1
   Westlake Corporate Center                      100.0           71,645          89.5      2
   Von Karman                                     100.0          103,713         100.0      1
   2600 W. Olive                                  100.0          145,304          95.7      1
   Bay Technology Center                          100.0          107,480         100.0      2
   Alton Deere Plaza                              100.0          181,196         100.0      6

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

                                              Company's         Net
                                              Effective       Rentable
                                              Property          Area          Percent      # of
Property                                      Ownership    (square feet)(1)  Leased(2)  Buildings
--------                                      ---------    ----------------  ---------  ---------
Southern California,
San Diego:
   Del Mar Corporate Plaza                        100.0%         123,142         100.0%     2
   Wateridge Pavilion                             100.0           62,194         100.0      1
   Lightspan                                      100.0           64,800         100.0      1
   Century Park II                                100.0          198,306         100.0      3
Northern California,
San Francisco Bay Area:
   CarrAmerica Corporate Center                   100.0          957,737         100.0      6
   Sunnyvale Research Plaza                       100.0          126,000         100.0      3
   Rio Robles                                     100.0          368,178         100.0      7
   Valley Business Park II                        100.0          161,040         100.0      6
   Bayshore Centre                                100.0          195,249         100.0      2
   Rincon Centre                                  100.0          201,178         100.0      3
   Valley Centre II                               100.0          212,082         100.0      4
   Valley Office Centre                           100.0           68,731          97.2      2
   Valley Centre                                  100.0          102,291         100.0      2
   Valley Business Park I                         100.0           67,784         100.0      2
   3745 North First Street                        100.0           67,582         100.0      1
   3571 North First Street                        100.0          116,000         100.0      1
   Mission Plaza                                  100.0          102,687         100.0      2
   North San Jose Technology Park                 100.0          299,233         100.0      4
   Foster City Technology Center                  100.0           66,869         100.0      2
   150 River Oaks                                 100.0          100,024         100.0      1
   Amador/Rinconada                               100.0          134,611         100.0      3
   Amador III                                     100.0           82,944         100.0      1
   Arroyo Center                                  100.0          104,741         100.0      2
   San Mateo I                                    100.0           70,000         100.0      1
   San Mateo II and III                           100.0          135,353          99.5      2
   900-910 East Hamilton                          100.0          351,811         100.0      2
   Hacienda West                                  100.0          205,724          95.6      2
   Sunnyvale Technology Centre                    100.0          165,520         100.0      5
   Baytech Business Park                          100.0          300,000         100.0      4
   Golden Gateway Commons                         100.0          269,405         100.0      3
   Techmart Commerce Center                       100.0          259,526          97.1      1
   Santa Clara Technology Park                    100.0          178,132         100.0      3
Northern California,
Sacramento:
   1860 Howe Avenue                               100.0           98,992          75.9      1
   University Office Park                         100.0          121,255          97.1      2
   Capital Corporate Center                       100.0           94,561          89.6      5
Suburban Portland:
   RadiSys Corporate Headquarters                 100.0           80,525         100.0      1
   RadiSys II                                     100.0           45,655         100.0      1
Suburban Seattle:
   Redmond East                                   100.0          398,030          91.3     10
   Willow Creek                                   100.0           96,179         100.0      1
   Canyon Park Business Center                    100.0          246,565         100.0      6
   Canyon Park Commons                            100.0           95,290         100.0      1
   Willow Creek Corporate Center                  100.0          228,736         100.0      4
   Redmond Hilltop B & C                          100.0           90,880         100.0      2
                                                               ---------         -----    ---

     Pacific Region Subtotal                                   9,161,504          98.4    155

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

                                              Company's          Net
                                              Effective        Rentable
                                               Property          Area         Percent   # of
Property                                      Ownership    (square feet)(1)  Leased(2)  Buildings
--------                                      ---------    ----------------  ---------  ---------
CENTRAL REGION
Austin, Texas:
   Great Hills Plaza                              100.0%         135,333         100.0%     1
   Balcones Center                                100.0           75,761          64.5      1
   Park North                                     100.0          128,023          98.1      2
   City View Centre                               100.0          135,104         100.0      3
   Tower of the Hills                             100.0          165,322          98.1      2
Suburban Chicago:
   Parkway North                                  100.0          507,839          98.8      2
   Unisys                                         100.0          359,633          94.1      2
   The Crossings                                  100.0          296,624          99.3      2
   Bannockburn I & II                             100.0          209,860         100.0      2
   Bannockburn IV                                 100.0          108,469         100.0      1
   Summit Oaks                                    100.0           91,626          92.7      1
Dallas, Texas:
   Greyhound                                      100.0           92,890         100.0      1
   Search Plaza                                   100.0          152,508          95.4      1
   Quorum North                                   100.0          114,196          89.7      1
   Quorum Place                                   100.0          180,422          95.2      1
   Cedar Maple Plaza                              100.0          112,968          95.5      3
   Tollhill East & West                           100.0          241,155          91.1      2
   Two Mission Park                               100.0           76,962          63.1      1
   Citymark                                       100.0          206,475          85.6      1
   5000 Quorum                                    100.0          160,122          96.3      1
                                                              ----------         -----    ---

     Central Region Subtotal                                   3,551,292          94.7     31

MOUNTAIN REGION
Southeast Denver:
   Harlequin Plaza                                100.0          329,126          90.6      2
   Quebec Court I & II                            100.0          287,294         100.0      2
   Greenwood Center                               100.0           75,866          97.1      1
   Quebec Center                                  100.0          106,849          96.9      1
   Panorama Corporate Center I                    100.0          100,542          98.7      3
   JD Edwards                                     100.0          189,087         100.0      1
   Panorama II                                    100.0          100,916          96.7      1
Phoenix, Arizona:
   Camelback Lakes                                100.0          199,149          99.8      2
   Pointe Corridor IV                             100.0          178,745          94.1      1
   Highland Park                                  100.0           78,093          67.7      1
   The Grove at Black Canyon                      100.0          104,187          95.2      1
   US West                                        100.0          532,506         100.0      4
Salt Lake City, Utah:
   Sorenson Research Park                         100.0          285,144          98.4      5
   Wasatch Corporate Center                       100.0          178,098         100.0      3
                                                              ----------         -----    ---

     Mountain Region Subtotal                                  2,745,602          96.8     28
                                                              ----------         -----    ---

TOTAL CONSOLIDATED PROPERTIES:                                21,411,280                  277
                                                              ----------                  ---
WEIGHTED AVERAGE                                                                  96.7%
                                                                                 -----

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

                                              Company's          Net
                                              Effective        Rentable
                                               Property          Area         Percent   # of
Property                                      Ownership    (square feet)(1)  Leased(2)  Buildings
--------                                      ---------    ----------------  ---------  ---------
Unconsolidated Properties
Downtown Washington, D.C.:
   1717 Pennsylvania Avenue                      50.0%(6)       184,446          100.0%     1
   AARP Headquarters                             24.0 (7)       477,394           99.8      1
   Bond Building                                 15.0 (8)       162,097          100.0      1
   Willard Office/Hotel                           5.0 (9)       242,787           97.2      1

Suburban Washington, D.C.:
   Booz-Allen & Hamilton Building                50.0 (10)      222,989          100.0      1
                                                             ----------          -----      -

TOTAL UNCONSOLIDATED PROPERTIES:                              1,289,713                     5
                                                             ----------                     -
WEIGHTED AVERAGE                                                                  99.4%
                                                                                 -----

ALL OPERATING PROPERTIES
TOTAL:                                                       22,700,993
                                                             ==========
WEIGHTED AVERAGE                                                                  96.9%
                                                                                 =====

---------------

(1)  Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of June 30, 1998.
(3) The Company owns the improvements on the property and has a leasehold interest in all or a portion of the underlying land.
(4) The Company holds a general and limited partner interest in a partnership that owns the property.
(5) The Company holds a 50% joint venture interest in the joint venture that owns this property and a 50% joint venture interest in another joint venture, which holds the remaining 50% interest in the joint venture that owns the property. As a result of preferential rights to annual distributions from another venture, the Company will receive distributions of less than 75% (but in no event less than 50%) of the total amount distributed with respect to this property in each year until the preferential distribution requirements are satisfied, but will receive 100% of any subsequent distributions during the year until its aggregate distributions equal 75% of the cumulative distributions with respect to the property since inception of the partnership. Thereafter, the Company will receive 75% of the distributions made during the year with respect to the property. Upon sale of the property, the Company will receive 75% of the distributions until the Company receives its preference amount, 50% until the remaining venturer receives its preference amount, and 75% of the distributions thereafter.
(6) The Company holds a 50% interest in the limited liability company that owns the property and serves as the entity's managing member.
(7) The Company holds an effective 24% interest in the property by virtue of a 48% general partner interest in a partnership that owns a 50% general partner interest in the property.
(8) The Company holds an effective 15% interest in the property by virtue of a 30.6% limited partner interest in a partnership that has a 49% limited partner interest in the property.
(9) The Company holds an effective 5% interest in the property by virtue of a 7.85% limited partner interest in a partnership that owns a 63.7% limited partner interest in the property. The partnership in which the Company holds an interest owns the improvements on the property and has a leasehold interest in the underlying land.
(10) The Company holds a 50% joint venture interest, and is the managing partner.

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         The following table sets forth a schedule of the lease expirations for leases in place as of June 30, 1998 in each of the next ten years beginning with 1998 and thereafter for the 277 operating office properties whose results are consolidated in the financial statements of the Company, assuming that no tenants exercise renewal options:

                                                       Net Rentable Area        Percent of Leased
                                                          Subject to              Square Footage
                                   Year                    Expiring                Represented
                                 of Lease                 Leases (1)               by Expiring
                                Expiration               (square feet)                Leases
                          ------------------------   ----------------------   -----------------------
                          1998                            1,787,000                    8.6%
                          1999                            2,138,000                   10.3
                          2000                            2,801,000                   13.5
                          2001                            2,478,000                   12.0
                          2002                            2,862,000                   13.8
                          2003                            2,438,000                   11.8
                          2004                            1,488,000                    7.2
                          2005                              894,000                    4.3
                          2006                            1,233,000                    6.0
                          2007 and thereafter             2,585,000                   12.5

----------------------
(1)  Excludes 707,000 square feet of space that was vacant as of June 30, 1998.

         Building and Lease Information. The following table sets forth certain lease-related information for the consolidated operating properties presented in order to show downtown Washington, D.C. operating properties separate from other operating properties. The table presents leases that commenced during the twelve month period from July 1, 1997 to June 30, 1998, excluding the leases for operating properties that were executed prior to the date of acquisition:

                                                 Calculated on a Weighted Average Basis
                                              Tenant                                                  Leasing
                           Total Square   Improvements &      Base           Lease     Abatements    Commission
                               Feet       Cash Allowances    Rent per       Life in        in        Per Square
Type of Lease                 Leased      per Square Foot   Square Foot      Years       Months         Foot
-------------              ------------   ---------------   -----------     -------    ----------     ---------
Operating
Properties, Downtown
Washington, D.C.
(9 Properties)

Office                       202,145         $   7.21          $ 29.25        4.4           0.8         $  1.41
Retail                        31,197             4.64            26.65        6.3           1.4            1.26
                           ---------
Total/Weighted Average       233,342             6.87            28.90        4.7           0.8            1.39
                           =========          =======          =======        ===           ===         =======

New leases or
  expansion space            193,114         $   8.30          $ 28.58        4.6           1.0         $  1.66
Renewals of existing
  tenants' space              40,228             0.00            30.42        4.9           0.0            0.07
                           --------
Total/Weighted Aveerage      233,342             6.87            28.90        4.7           0.8            1.39
                           =========          =======          =======        ===           ===         =======

Operating
Properties, Other
Than Downtown
Washington, D.C.
(268 Properties)

Office                     4,431,613          $  3.82          $ 16.86        5.7           0.3         $  1.90
Retail                         3,050             2.27            14.20        1.0           0.0            0.39
                           ---------
Total/Weighted Average     4,434,663             3.82            16.86        5.7           0.3            1.90
                           =========          =======          =======        ===           ===         =======

New leases or
  expansion space          3,034,842          $  4.56          $ 16.93        5.5           0.4         $  2.41
Renewals of existing
  tenants' space           1,399,821             2.21            16.72        6.1           0.0            0.79
                           ---------
Total/Weighted Average     4,434,663             3.82            16.86        5.7           0.3            1.90
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

                  None

Item 3.    Defaults Upon Senior Securities

                  None

Item 4.    Submission of Matters to a Vote of Security Holders

                  At the annual meeting of its stockholders on May 7, 1998, the stockholders elected A. James Clark (54,158,465 votes for and 704,983 votes against or withheld) and Todd W. Mansfield (54,155,660 votes for and 707,788 votes against or withheld) as directors of the Company with terms expiring in 2000. The stockholders also elected Thomas A. Carr (54,162,470 votes for and 700,978 votes against or withheld), Caroline S. McBride (54,162,440 votes for and 701,008 votes against or withheld) and Wesley S. Williams, Jr. (54,274,827 votes for and 588,621 votes against or withheld) as directors of the Company with terms expiring in 2001.

                  In addition, the stockholders voted to increase the number of authorized shares of common stock and preferred stock (42,861,654 votes for, 8,947,566 votes against, 63,757 votes withheld and 2,990,469 broker non-votes), to increase the number of shares authorized for issuance under the 1997 CarrAmerica Realty Corporation Stock Option and Incentive Plan (43,081,908 votes for, 8,711,776 votes against, 79,295 votes withheld and 2,990,469 broker non-votes) and to increase the number of shares authorized for issuance under the 1995 CarrAmerica Realty Corporation Non-Employee Director Stock Option Plan (49,966,730 votes for, 1,819,238 votes against, 87,009 votes withheld and 2,990,471 broker non-votes). The stockholders also voted to amend the Articles of Incorporation to modify the definition of the term "Special Shareholder" (50,642,487 votes for, 1,101,046 votes against, 129,445 votes withheld and 2,990,470 broker non-votes).

Item 5.    Other Information

                  None

Item 6.    Exhibits and Reports on Form 8-K

           (a.)   Exhibits

                   3.1 Amendment to the Company's Articles of Incorporation dated May 7, 1998.

                   3.2 Amendment to the Second Amended and Restated By-Laws of CarrAmerica Realty Corporation.

                   3.3 Amendment to the Second Amended and Restated By-Laws of CarrAmerica Realty Corporation.

                  10.1 Third Amendment to Third Amended and Restated Agreement of Limited Partnership of Carr Realty, L.P. dated
                        May 8, 1998.

                  27.1  Financial Data Schedule - Six Months Ended June 30,
                        1998.

                  27.2  Financial Data Schedule - Six Months Ended June 30,
                        1997.


           (b.)   Reports on Form 8-K

                  a. Current Report on Form 8-K filed on April 3, 1998 regarding proforma condensed consolidated balance sheet (unaudited) at December 31, 1997 and proforma condensed consolidated statement of operations (unaudited) for the year ended December 31, 1997.

                  b. Current Report on Form 8-K/A filed on April 8,1998 regarding the Underwriting Agreement and related Terms Agreement with Goldman, Sachs & Co and the Purchase Agreement and the Purchase Price Adjustment Agreement with Merrill Lynch, Pierce, Finner & Smith, Incorporated.

                  c. Current Report on Form 8-K filed on April 16, 1998 regarding the exercise of the overallotment option by Goldman, Sachs & Co and by SC-USREALTY.

                  d. Current Report on Form 8-K filed on April 28, 1998 regarding the Underwriting Agreement and related Terms Agreement entered into with Merrill Lynch, Pierce, Finner & Smith, Incorporated.

                  e. Current Report on Form 8-K filed on May 7, 1998 regarding certain supplemental data included in the Company's press release, dated May 7, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION




/s/ Thomas A. Carr
----------------------------------------
Thomas A. Carr, President and
Chief Executive Officer




/s/ Brian K. Fields
----------------------------------------
Brian K. Fields, Chief Financial Officer




Date:    August 14, 1998

                                  Exhibit Index
                                  -------------

Exhibit         Description                                                                      Page
-------         -----------                                                                      ----

 3.1            Amendment to the Company's Articles of Incorporation
                  dated May 7, 1998.

 3.2            Amendment to the Second Amended and Restated By-Laws of
                  CarrAmerica Realty Corporation.

 3.3            Amendment to the Second Amended and Restated By-Laws of
                  CarrAmerica Realty Corporation.

10.1            Third Amendment to Third Amended and Restated Agreement of Limited
                  Partnership of Carr Realty, L.P. dated May 8, 1998.

27.1            Financial Data Schedule - Six Months Ended June 30, 1998.

27.2            Financial Data Schedule - Six Months Ended June 30, 1997.