Form 10-Q
period 1998-09-30
CARRAMERICA REALTY CORP
filed 1998-11-16
CIK 893577

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED September 30, 1998
                                        ------------------


                           COMMISSION FILE NO. 1-11706
                                               -------


                         CARRAMERICA REALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                  52-1796339
--------------------------------        --------------------------------------
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


            Number of shares outstanding of each of the registrant's
                classes of common stock, as of November 13, 1998:

               Common Stock, par value $.01 per share: 71,760,172
--------------------------------------------------------------------------------

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

                                      Index

                                                                                                       Page
                                                                                                       ----
Part I: Financial Information

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of September 30, 1998 (unaudited) and December 31, 1997........................................4

         Condensed consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three months ended September 30, 1998 and 1997 (unaudited)..............................................................................5

         Condensed consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the nine months ended September 30, 1998
         and 1997 (unaudited)..............................................................................6

         Condensed consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the nine months ended September 30, 1998
         and 1997 (unaudited)..............................................................................7

         Notes to condensed consolidated financial statements (unaudited)............................8 to 16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................................17 to 29

Part II: Other Information

Item 1.  Legal Proceedings................................................................................30

Item 2.  Changes in Securities............................................................................30

Item 3.  Defaults Upon Senior Securities..................................................................30

Item 4.  Submission of Matters to a Vote of Security Holders..............................................30

Item 5.  Other Information................................................................................30

Item 6.  Exhibits and Reports on Form 8-K...........................................................30 to 31

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets As Of
                     September 30,1998 and December 31, 1997
--------------------------------------------------------------------------------

(In thousands, except share amounts)

                                                                                  September 30,       December 31,
                                                                                      1998                1997
                                                                                      ----                ----
                                                                                   (Unaudited)
Assets Rental property (note 2):
     Land                                                                         $   662,742             557,536
     Buildings                                                                      1,984,599           1,692,389
     Tenant improvements                                                              163,338             131,527
     Furniture, fixtures and equipment                                                 46,137              15,571
                                                                                  -----------         -----------
                                                                                    2,856,816           2,397,023
     Less - accumulated depreciation                                                 (239,500)           (184,266)
                                                                                  -----------         -----------
         Total rental property                                                      2,617,316           2,212,757

Land held for development                                                             113,403              81,647
Construction in progress                                                              398,454             210,829

Cash and cash equivalents                                                              41,557              23,845
Restricted cash and cash equivalents (note 2 and 7)                                    94,063              18,049
Accounts and notes receivable                                                          53,207              38,321
Investments                                                                            69,945              20,128
Accrued straight-line rents                                                            36,937              33,212
Tenant leasing costs, net                                                              32,474              19,473
Deferred financing costs, net                                                          18,920               6,899
Prepaid expenses and other assets, net                                                257,349              78,900
                                                                                  -----------         -----------
                                                                                  $ 3,733,625           2,744,060
                                                                                  ===========         ===========
Liabilities, Minority Interest, and Stockholders' Equity

Liabilities:
     Mortgages and notes payable (note 2)                                           1,602,383           1,025,145
     Accounts payable and accrued expenses                                            114,905              71,112
     Rent received in advance and security deposits                                    41,492              20,151
                                                                                  -----------         -----------
         Total liabilities                                                          1,758,780           1,116,408

Minority interest (note 3)                                                             93,507              74,955

Stockholders' equity (note 4):
     Preferred Stock, $.01 par value, authorized 35,000,000 shares:
     Series A Cumulative Convertible Redeemable Preferred Stock, $.01 par value,
       680,000 shares issued and outstanding at September 30, 1998, and 780,000 shares issued and outstanding at December 31, 1997, with an aggregate
       liquidation preference of $17.0 million and $19.5 million, respectively.             7                   8
     Series B, C and D Cumulative Redeemable Preferred Stock, outstanding
       8,800,000 shares with an aggregate liquidation preference of $400.0
       million.                                                                            88                  88
     Common Stock, $.01 par value, authorized 180,000,000 shares, issued and outstanding 71,732,456 shares at September 30, 1998 and 59,993,778
       shares at December 31, 1997.                                                       717                 600
     Additional paid in capital                                                     1,965,434           1,629,214
     Accumulated other comprehensive income                                             1,472                  --
     Cumulative dividends in excess of net income                                     (86,380)            (77,213)
                                                                                  -----------         -----------
         Total stockholders' equity                                                 1,881,338           1,552,697
                                                                                  -----------         -----------

 Commitments and Contingencies (note 6)
                                                                                 $  3,733,625           2,744,060
                                                                                  ===========         ===========

See accompanying notes to condensed consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per common share amounts)

                                                                                      1998               1997
                                                                                      ----               ----
Operating revenue:
   Rental revenue:
     Minimum base rent                                                             $  98,127             74,630
     Recoveries from tenants                                                          12,175              9,921
     Parking and other tenant charges                                                  3,355              3,304
                                                                                   ---------           --------
         Total rental revenue                                                        113,657             87,855
   Executive suites revenue                                                           46,860              5,000
   Real estate service income                                                          4,471              3,575
                                                                                   ---------           --------
         Total revenue                                                               164,988             96,430
                                                                                   ---------           --------

Operating expenses:
   Property operating expenses:
    Operating expenses                                                                30,033             23,653
    Real estate taxes                                                                  9,897              7,876
   Interest expense                                                                   19,560             14,275
   Executive suites operating expenses                                                38,563              4,124
   General and administrative                                                          8,379              5,445
   Depreciation and amortization                                                      28,523             20,378
                                                                                   ---------           --------
         Total operating expenses                                                    134,955             75,751
                                                                                   ---------           --------

         Operating income                                                             30,033             20,679
                                                                                   ---------           --------

Other operating income:
   Interest Income                                                                     1,391                510
   Equity in earnings of unconsolidated partnerships                                   1,285                314
   Gain on sales of assets (note 5)                                                    6,844                 --
                                                                                   ---------           --------
         Total other operating income                                                  9,520                824
                                                                                   ---------           --------

         Net operating income before income taxes, minority
           interest and extraordinary item                                            39,553             21,503
Income taxes                                                                            (574)                --
                                                                                   ---------           --------
         Net operating income before minority interest
           and extraordinary item                                                     38,979             21,503
Minority interest                                                                     (2,598)            (2,022)
                                                                                   ---------           --------
         Income before extraordinary item                                             36,381             19,481
Extraordinary item - loss on early extinguishment of debt                                 --               (608)
                                                                                   ---------           --------
         Net income                                                                $  36,381             18,873
                                                                                   =========           ========

Basic net income per common share:
     Income before extraordinary item                                              $    0.38               0.29
     Extraordinary item - loss on early extinguishment of debt                            --              (0.01)
                                                                                   ---------           --------
         Basic net income per common share                                         $    0.38               0.28
                                                                                   =========           ========
   Diluted net income per share:
     Income before extraordinary item                                              $    0.37               0.29
     Extraordinary item - loss on early extinguishment of debt                            --              (0.01)
                                                                                   ---------           --------
         Diluted net income per share                                              $    0.37               0.28
                                                                                   =========           ========

See accompanying notes to condensed consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
              For the Nine Months Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per common share amounts)

                                                                                      1998               1997
                                                                                      ----               ----
Operating revenue:
   Rental revenue:
     Minimum base rent                                                            $ 276,199            196,530
     Recoveries from tenants                                                         35,391             26,188
     Parking and other tenant charges                                                 9,360              9,114
                                                                                  ---------           --------
         Total rental revenue                                                       320,950            231,832
   Executive suites revenue                                                          97,169              5,000
   Real estate service income                                                        10,985             11,512
                                                                                  ---------           --------
         Total revenue                                                              429,104            248,344
                                                                                  ---------           --------

Operating expenses:
   Property operating expenses:
    Operating expenses                                                               78,223             60,664
    Real estate taxes                                                                28,858             21,256
   Interest expense                                                                  54,137             37,266
   Executive suites operating expenses                                               82,004              4,124
   General and administrative                                                        22,841             15,777
   Depreciation and amortization                                                     78,402             54,561
                                                                                  ---------           --------
         Total operating expenses                                                   344,465            193,648
                                                                                  ---------           --------

         Operating income                                                            84,639             54,696
                                                                                  ---------           --------

Other operating income:
   Interest Income                                                                    3,698              1,603
   Equity in earnings of unconsolidated partnerships                                  3,753                377
   Gain on sales of assets (note 5)                                                  33,030                353
                                                                                  ---------           --------
         Total other operating income                                                40,481              2,333
                                                                                  ---------           --------

         Net operating income before income taxes, minority
           interest and extraordinary item                                          125,120             57,029
Income taxes                                                                           (574)                --
                                                                                  ---------           --------
         Net operating income before minority interest
           and extraordinary item                                                   124,546             57,029
Minority interest                                                                   (13,549)            (5,758)
                                                                                  ---------           --------
         Income before extraordinary item                                           110,997             51,271
Extraordinary item - loss on early extinguishment of debt                                --               (608)
                                                                                  ---------           --------
         Net income                                                               $ 110,997             50,663
                                                                                  =========           ========

Basic net income per common share:
     Income before extraordinary item                                             $    1.25               0.88
     Extraordinary item - loss on early extinguishment of debt                           --              (0.01)
                                                                                  ---------           --------
         Basic net income per common share                                        $    1.25               0.87
                                                                                  =========           ========
Diluted net income per share:
     Income before extraordinary item                                             $    1.25               0.87
     Extraordinary item - loss on early extinguishment of debt                           --              (0.01)
                                                                                  ---------           --------
         Diluted net income per share                                             $    1.25               0.86
                                                                                  =========           ========


See accompanying notes to condensed consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------

 (Unaudited and in thousands)

                                                                                      1998               1997
                                                                                      ----               ----
Cash flows from operating activities:
   Net income                                                                      $  110,997             50,663
                                                                                   ----------          ---------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                     78,402             54,561
     Minority interest in income                                                       13,549              5,758
     Equity in earnings of unconsolidated partnerships                                 (3,753)              (377)
     Loss on write-off of assets                                                          605                330
     Extraordinary item loss on early extinguishment of debt                               --                608
     Increase in accounts and notes receivable                                        (14,886)           (16,357)
     Increase in accrued straight-line rents                                           (3,725)            (7,177)
     Additions to tenant leasing costs                                                 (8,654)            (7,977)
     Decrease (increase) in prepaid expenses and other assets                           3,131            (13,602)
     Increase in accounts payable and accrued expenses                                 43,793             21,280
     Increase in rent received in advance and security deposits                        21,341              8,194
                                                                                   ----------          ---------
         Total adjustments                                                            129,803             45,241
                                                                                   ----------          ---------
         Net cash provided by operating activities                                    240,800             95,904
                                                                                   ----------          ---------

Cash flows from investing activities:
   Acquisition of executive suites assets                                            (203,615)           (45,736)
   Additions to rental property                                                       (42,410)           (21,582)
   Acquisitions of rental property                                                   (281,260)          (485,399)
   Additions to land held for development                                            (126,915)           (96,326)
   Additions to construction in progress                                             (283,694)           (91,051)
   Distributions from unconsolidated partnerships                                       4,367              1,439
   Investments in unconsolidated partnerships                                         (50,430)            (2,700)
   Increase in restricted cash and cash equivalents                                   (76,014)            (3,958)
   Proceeds from sale of rental property                                               62,806                 --
                                                                                   ----------          ---------
         Net cash used by investing activities                                       (997,165)          (745,313)
                                                                                   ----------          ---------

Cash flows from financing activities:
   Net proceeds from sales of common and preferred stock                              335,960            541,225
   Net borrowings (repayments) on unsecured credit facility                           388,000            (68,000)
   Proceeds from issuance of unsecured notes                                          200,000            275,000
   Net proceeds from exercise of options                                                   41              1,809
   Repayment of mortgages payable                                                     (21,848)           (16,972)
   Contributions from minority interests                                               13,498              1,360
   Dividends paid                                                                    (120,163)           (74,103)
   Additions to deferred financing costs                                              (14,716)            (5,894)
   Distributions to minority interests                                                 (8,167)            (6,850)
                                                                                   ----------          ---------
         Net cash provided by financing activities                                    772,605            647,575
                                                                                   ----------          ---------
         Effect of currency exchange rate change                                        1,472                 --
                                                                                   ----------          ---------
         Increase (decrease) in unrestricted cash and cash equivalents                 17,712             (1,834)
Unrestricted cash and cash equivalents, beginning of the period                        23,845             27,637
                                                                                   ----------          ---------
Unrestricted cash and cash equivalents, end of the period                          $   41,557             25,803
                                                                                   ==========          =========

Supplemental disclosure of cash flow information:
   Cash paid for interest (net of capitalized interest of $21,408 and $7,850
     for the nine months ended September 30, 1998 and 1997, respectively)          $   58,839             32,347
                                                                                   ==========          =========

Supplemental disclosure of noncash investing and financing activities:
   During the nine month periods ended September 30, 1998 and 1997, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $11.1 million and $57.6 million of debt and liabilities, respectively, and by issuing $10.0 million and $17.6 million, respectively, of Units.

See accompanying notes to condensed consolidated financial statements

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

         (e)      Development Property

                  Land held for development and construction in progress is carried at cost. Specifically identifiable direct and indirect development, construction and external acquisition costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property.

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

                  The Company earns real estate service revenue for certain properties it manages, leases and develops for third parties. Executive suites revenue represents rental income from executive suites customers and income from various services provided to these customers, such as, telephone and administrative support. Such revenue is recognized as earned.

         (k)      New Accounting Pronouncements

                  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                  owners in their capacity as owners. Comprehensive income includes net income and such items as foreign currency items and certain unrealized gains and losses. For the three and nine month periods ended September 30, 1998, foreign currency translation adjustments were $685 and $1,472, respectively, net of tax. Therefore, comprehensive income was $37,066 and $112,469, respectively, for the three and nine month periods ended September 30, 1998.

                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No.
                  131), "Disclosure about Segment of an Enterprise and Related Information." FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this statement during fiscal year 1998 and plans to implement the provisions of this statement at December 31,1998. Management is currently determining the necessary additional disclosures, if any.

                  In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this pronouncement, if any.

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

                  CarrAmerica Development, Inc. ("CarrAmerica Development"), the Company's development subsidiary, Carr Real Estate Services, Inc. ("Carr Services, Inc."), the Company's real estate service subsidiary, OmniOffices, Inc. ("OmniOffices"), and OmniOffices (UK) Limited ("Omni-UK"), the Company's executive suites subsidiaries, file separate tax returns and are subject to federal, state and local income taxes as well as certain foreign taxes. The Company has adopted the asset and liability method of accounting for income taxes for these subsidiaries. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

         (m)      Hedging Transactions

                  From time to time, the Company enters into interest rate lock and collar agreements that are designed to hedge against the impact of interest rate fluctuations on certain of the Company's existing and probable future long-term debt instruments. Because these agreements qualify for hedge accounting treatment, any gains or losses are recognized as adjustments to interest expense over the lives of the underlying debt instruments. For hedge agreements that are associated with anticipated future debt instruments, gains or losses are deferred until those debt instruments are entered into. If the Company determines it is no longer probable that the Company will enter into an anticipated debt instrument, any related deferred gains or losses are recognized in the current period.

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

                                                          Three Months                          Three Months
                                                          ------------                          ------------
                                                    Ended September 30, 1998              Ended September 30, 1997
                                                    ------------------------              ------------------------
                                                Income                      Per       Income                     Per
                                               (000's)        Shares       Share      (000's)       Shares      Share
                                             (Numerator)   (Denominator)   Amount   (Numerator)  (Denominator)  Amount
                                             ---------------------------------------------------------------------------

                 Basic EPS                     $ 27,418       71,665       $0 .38    $ 16,792        57,834      $ 0.29
                 Effect of Dilutive
                   Securities:
                   Stock Options                                  80                                    214
                 Units in Carr Realty, L.P.       1,234        4,774                       --            --
                                                -------     --------                 --------        ------
                 Diluted  EPS                  $ 28,652       76,519       $0 .37    $ 16,792        58,048      $ 0.29
                                               ========     ========                 ========        ======

                  Income before extraordinary item has been reduced by preferred stock dividends of $8,963 and $2,689 for the three month periods ending September 30, 1998 and 1997, respectively.

                                                         Nine Months                          Nine Months
                                                         -----------                          -----------
                                                  Ended September 30, 1998              Ended September 30, 1997
                                                  ------------------------              ------------------------
                                                Income                      Per       Income                     Per
                                               (000's)        Shares       Share      (000's)       Shares      Share
                                             (Numerator)   (Denominator)   Amount   (Numerator)  (Denominator)  Amount
                                             ---------------------------------------------------------------------------

                 Basic EPS                     $ 84,358         67,504     $1.25     $ 47,059        53,689      $ 0.88
                 Effect of Dilutive
                   Securities:
                   Stock Options                                   154                                  197
                                               --------         ------               --------        ------
                 Diluted  EPS                  $ 84,358         67,658     $1.25     $ 47,059        53,886      $ 0.87
                                               ========         ======               ========        ======

                  Income before extraordinary item has been reduced by preferred stock dividends of $26,639 and $4,212 for the nine month periods ending September 30, 1998 and 1997, respectively.

                  The effects of units and Series A Preferred Stock are not included in the computation of diluted EPS for a given period if their effect is antidilutive.

         (o)      Cash Equivalents

                  For the purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

         (p)      Accumulated Other Comprehensive Income

                  The financial statements of Omni-UK, a foreign subsidiary, have been prepared in the respective local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for assets and liabilities and at an average exchange rate for the period on the statement of operations. Translation adjustments have no effect on net income and are reflected in Stockholders' Equity as accumulated other comprehensive income.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         (q)      Reclassifications

                  Certain reclassifications of the prior quarter and December 31, 1997 amounts have been made to conform to the current period's presentation.



(2)      Mortgages, Unsecured Notes and Credit Facilities

         The Company's mortgages payable, unsecured notes and credit facilities are summarized as follows (in thousands):

                                                              September 30,         December 31,
                                                                   1998                 1997
                                                                   ----                 ----

                  Fixed rate mortgages                          $   579,883            590,645
                  Unsecured credit facilities                       547,500            159,500
                  Senior unsecured notes                            475,000            275,000
                                                                -----------         ----------
                                                                $ 1,602,383          1,025,145
                                                                ===========         ==========

         Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from December 1998 through July 2019. The weighted average interest rate of mortgages payable was 8.2% at September 30, 1998 and 8.1% at December 31, 1997. In compliance with the terms of the mortgage instrument, a mortgage payable of $27.4 million at September 30, 1998 is held by Carr Redmond Corporation, a wholly-owned subsidiary of the Company, which owns the Redmond East office campus.

         The Company has a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. At September 30, 1998, the credit facility bore interest, as selected by the Company, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 90 basis points above the 30 day London Interbank Offered Rate (LIBOR). The Company has predominately selected interest rates equal to 90 basis points above the 30 day LIBOR rate for initial draws and upon the expiration of current LIBOR contracts. The credit facility matures in August 2001.

         OmniOffices also has a $200.0 million unsecured credit facility with Morgan, as agent for a group of banks. At September 30, 1998, the credit facility bore interest, as selected by OmniOffices, at either
         (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 90 basis points above the 30 day LIBOR. OmniOffices has predominately selected interest rates equal to 90 basis points above the 30 day LIBOR rate for initial draws and upon the expiration of current LIBOR contracts. The credit facility matures in August 2001. The facility is unconditionally guaranteed by the Company.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         The annual maturities of debt as of September 30, 1998 are summarized as follows (in thousands):

                  1998                                      $ 22,211
                  1999                                        30,838
                  2000                                        49,403
                  2001                                       648,794 (1,2)
                  2002                                        42,646
                  2003 & thereafter                          808,491 (3)
                                                          ----------
                                                          $1,602,383
                                                          ==========

                      (1) Includes $448 million outstanding as of September 30, 1998 under the Company's $450 million unsecured line of credit.

                      (2) Includes $99.5 million outstanding as of September 30, 1998 under OmniOffices' $200 million unsecured line of credit.

                      (3) Includes $475 million of senior unsecured notes, $150 million of which matures in 2004, $100 million of which matures in 2005, $125 million of which matures in 2007, and $100 million of which matures in 2008.

         Restricted cash and cash equivalents include escrow deposits required by lenders to be used for future building renovations or tenant improvements, escrow deposits for the acquisition of executive suites assets and collateral for letters of credit.

(3)      Minority Interest

         In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing distribution paying Units and non-distribution paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-distribution paying Units are not entitled to any distributions until they automatically convert into distribution paying Units at various dates in the future. Each distribution paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a distribution paying Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the three and nine month periods ended September 30, 1998, 10,421 and 24,897 distribution paying Units, respectively, of Carr Realty, L.P. and CarrAmerica Realty, L.P., were redeemed for common stock of the Company.

         The following table sets forth the common stock and preferred stock which is convertible into common stock of the Company and Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. (in thousands):

                                                                           Convertible          Distribution        Non-Distribution
                                                   Common Stock          Preferred Stock        Paying Units          Paying Units
                                                    Outstanding            Outstanding           Outstanding          Outstanding
                                                    -----------            -----------           -----------          -----------

              Outstanding as of:
              September 30, 1998                    71,732                    680                 6,005                  540
              December 31, 1997                     59,994                    780                 5,699                  540

              Weighted average for the three
              months ended:
              September 30, 1998                    71,665                    741                 6,012                  540
              September 30, 1997                    57,834                  1,041                 5,460                  540

              Weighted average for the nine
              months ended:
              September 30, 1998                    67,504                    767                 5,988                  540
              September 30, 1997                    53,689                  1,505                 5,279                  540

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         Minority interest in the accompanying consolidated financial statements relates primarily to holders of Units.


(4)      Preferred Stock

         The Company is authorized to issue up to 35,000,000 shares of Preferred Stock. On October 25, 1996, the Company issued 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at $25 per share. Dividends for the Series A Preferred Stock are cumulative from the date of issuance and are payable quarterly in arrears in an amount per share equal to the greater of (1) $1.75 per share per annum, or (2) the cash dividend paid on the number of shares, or portion thereof, of the Company's common stock into which a share of Series A Preferred Stock is convertible. The Series A Preferred Stock has a liquidation preference of $25 per share. After April 25, 1997, each share of Series A Preferred Stock became convertible, at the option of the holder, into one share of the Company's common stock, subject to certain conversion adjustments. As of September 30, 1998, 1,060,000 shares of Series A Preferred Stock had been converted into the Company's common stock. After October 25, 1999, each outstanding share of Series A Preferred Stock is redeemable at the Company's option, at $25 per share, plus accrued and unpaid dividends.

         As of September 30, 1998, the following additional preferred stock issued by the Company was outstanding:

                                                                                  Liquidation
                                        Shares             Issue Date             Preference          Dividend Rate
            -------------               ------             ----------             ----------          -------------

               Series B                8,000,000           August 1997              $  25.00               8.57%
               Series C                6,000,000          November 1997             $  25.00               8.55%
               Series D                2,000,000          December 1997             $  25.00               8.45%

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

                  Series B - August 12, 2002
                  Series C - November 6, 2002
                  Series D - December 19, 2002

(5)      Gain on Sale of Assets

         The Company has disposed of certain assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds of the sales were redeployed into other office properties (utilizing tax-deferred exchanges where possible). During the first nine months of 1998, the Company disposed of two operating properties and land that was being held for development. The Company recognized a gain totaling $33.0 million on these dispositions.

(6)      Commitments and Contingencies

         At September 30, 1998, the Company is contingentally liable on letters of credit amounting to approximately $6.5 million for various completion escrows and on performance bonds amounting to approximately $11.8 million to ensure completion of required public improvements on its construction projects.

         On June 22, 1998, the Company entered into an interest rate hedge agreement in the notional amount of $200.0 million at a rate of 9.5% in order to hedge against the impact that interest rate fluctuations would have on the interest rate attainable on the Company's line of credit. As of September 30, 1998, unrealized gain/loss on the agreement was zero.

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

                                                                                         Unrealized               Unrealized
                       Date                     Notional                                    Loss                     Loss
                        of                       Amount         10-Year Treasury          @ 9-30-98               @ 11-12-98
                     Agreement                (in millions)         Bill Rate           (in millions)            (in millions)
                     ---------                -------------     ----------------        -------------            -------------

                September 2, 1998               $  50.0               5.898%                $ 5.7                  $  4.3
                September 2, 1998                  25.0               5.788                   2.6                     1.9
                September 2, 1998                  25.0               5.647                   2.4                     1.7
                September 2, 1998                  25.0               5.566                   2.2                     1.5
                August 27, 1998                    75.0               5.128 (1)               4.5                     2.3
                                                                                        ------------             -------------
                          Total                                                             $17.4                  $ 11.7
                                                                                        ============             =============

                   (1) This is tied to Treasury maturing 2/15/06.

(7)      Subsequent Events

         From October 1 to November 14, 1998, the Company acquired two office properties. The Company paid $36.2 million in cash to purchase the properties. These acquisitions added to the Company's holdings as follows:

                                                  # of              Square
                          Region               Buildings             Feet
                          ------               ---------             ----

                  Pacific Region                    1              105,000
                  Mountain Region                   1              133,000
                                              -------------      -----------
                           Total                    2              238,000
                                              =============      ===========

         In April 1998, the Company sold 5,000,000 shares of common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), resulting in net proceeds to the Company of approximately $147 million, in what is commonly known as a "forward equity sale" transaction. In connection with that transaction, the Company entered into an agreement with Merrill Lynch under which the parties agreed to adjust the number of shares of common stock issued to Merrill Lynch (or the aggregate purchase price paid for such shares) based upon the proceeds received by Merrill Lynch upon a resale of the shares by April 1999 in relation to the amount originally paid by Merrill Lynch ($150 million), plus a forward accretion component and less dividends paid on the shares. The final settlement under the agreement will occur no later than April 1999, although Merrill Lynch has the right to cause an earlier settlement if the market price of the Company's common stock declines below certain levels. At monthly intervals up until the final settlement, CarrAmerica is required to deposit into escrow either cash or additional shares of common stock if the market price of the Company's common stock declines. As a result of declines in the market price of the Company's common stock, the Company deposited $39.3 million in cash with Merrill Lynch over various times between April 1998 and October 5, 1998.

         On October 5, 1998, the Company and Merrill Lynch entered into an amendment to the agreement pursuant to which the Company paid to Merrill Lynch the $39.3 million currently on deposit, and in connection therewith the aggregate settlement amount under the agreement was reduced from $150 million to $112 million (i.e, the purchase price adjustment mechanism takes effect if the aggregate proceeds received by Merrill Lynch from the sale of the 5,000,000 shares is less than or greater than $112 million), plus a forward accretion component and less dividends paid on the shares. The effect of this amendment is to permit the Company to benefit from the increase in the market price of its common stock over $22.40, but also subjects the Company to the risk that it may have to deliver additional shares or return a portion of the purchase price if there is a decrease in the market price of its common stock below $22.40. The final settlement under the agreement remains no later than April 1999.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

         In October 1998, the Company sold $150 million in two-year unsecured notes at a rate of 6.625%.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

         The following discussion is based primarily on the Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries (the "Company") as of September 30, 1998 and December 31, 1997, and for the three and nine months ended September 30, 1998 and 1997. The comparability of the periods is significantly impacted by acquisitions made during 1998 and 1997. As of September 30, 1997, the Company owned 230 properties.
This number grew to 288 as of September 30, 1998.

         This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.

Results of Operations - Three Months Ended September 30, 1998 and 1997

Operating Revenue. Total operating revenue increased $68.6 million, or 71.1%, to $165.0 million for the three months ended September 30, 1998 as compared to $96.4 million for the three months ended September 30, 1997. The increase in revenue was primarily attributable to a $25.8 million and a $42.8 million increase in rental revenue and other operating revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions, and development properties placed in service net of dispositions, which together contributed approximately $23.5 million of additional rental revenue in the three month period ended September 30, 1998. Rental revenue from properties that were fully operational throughout both periods increased by approximately $3.2 million primarily due to increased occupancy and rental rate increases. Other operating revenue increased by $42.8 million, or 498.6%, for the three months ended September 30, 1998 to $51.3 million as compared to $8.5 million for the three months ended September 30, 1997, primarily as a result of the executive office suites revenue related to the Company's acquisitions of executive suite businesses.

Operating Expenses. Total operating expenses increased $59.2 million for the three months ended September 30, 1998, or 78.2%, to $135.0 million as compared to $75.8 million for the three months ended September 30, 1997. The net increase in operating expenses was attributable to a $8.5 million increase in property operating expenses, a $5.3 million increase in interest expense, the addition of $34.4 million in executive office suites operating expenses, a $2.9 million increase in general and administrative expenses, and an $8.1 million increase in depreciation and amortization. Property operating expenses increased primarily as a result of property acquisitions, with property operating expenses from properties that were fully operational in both periods increasing approximately $.6 million. The increase in the Company's interest expense is primarily related to borrowings necessary to fund acquisitions and development commitments. The addition of executive office suites operating expenses is a result of the acquisition of executive suite businesses. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's business strategy and the write-off of approximately $1.1 million of costs associated with abandoned acquisitions. The increase in depreciation and amortization is predominately a result of depreciation and amortization on the Company's real estate and executive suite acquisitions.

Other Operating Income. Other operating income increased $8.7 million for the three months ended September 30, 1998, to $9.5 million as compared to $.8 million for the three months ended September 30, 1997, primarily due to a gain recognized on the disposition of 189,000 square feet of office space, earnings from the Company's additional investments in unconsolidated partnerships and the interest income earned on increased cash balances.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Net Income. Net income of $36.4 million was earned for the three months ended September 30, 1998 as compared to $18.9 million during the three months ended September 30, 1997. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.


Results of Operations - Nine Months Ended September 30, 1998 and 1997

Operating Revenue. Total operating revenue increased $180.8 million, or 72.8%, to $429.1 million for the nine months ended September 30, 1998 as compared to $248.3 million for the nine months ended September 30, 1997. The increase in revenue was primarily attributable to an $89.1 million and a $91.7 million increase in rental revenue and other operating revenue, respectively. The Company experienced net growth in its rental revenue as a result of its acquisitions, and development properties placed in service net of dispositions, which together contributed approximately $84.8 million of additional rental revenue in the nine month period ended September 30, 1998. Rental revenue from properties that were fully operational throughout both periods increased by approximately $6.9 million, primarily due to rental rate increases. Other operating revenue increased by $91.7 million, or 555.0%, for the nine months ended September 30, 1998 to $108.2 million as compared to $16.5 million for the nine months ended September 30, 1997, primarily as a result of the executive office suites revenue earned on the Company's acquisitions of executive suite businesses.

Operating Expenses. Total operating expenses increased $150.9 million for the nine months ended September 30, 1998, or 77.9%, to $344.5 million as compared to $193.6 million for the nine months ended September 30, 1997. The net increase in operating expenses was attributable to a $25.2 million increase in property operating expenses, a $16.9 million increase in interest expense, the addition of $77.9 million in executive office suites operating expenses, a $7.1 million increase in general and administrative expenses, and a $23.8 million increase in depreciation and amortization. Property operating expenses increased primarily as a result of property acquisitions, with property operating expenses from properties that were fully operational in both periods increasing approximately $1.3 million. The increase in the Company's interest expense is primarily related to borrowings necessary to fund acquisitions and development commitments. The addition of executive office suites operating expenses is a result of the acquisition of executive suite businesses. The increase in general and administrative expenses is predominately a result of the addition of new staff to implement the Company's business strategy and the write-off of approximately $1.8 million of costs associated with abandoned acquisitions. The increase in depreciation and amortization is predominately a result of depreciation and amortization on the Company's real estate and executive suite acquisitions.

Other Operating Income. Other operating income increased $38.2 million for the nine months ended September 30, 1998, to $40.5 million as compared to $2.3 million for the nine months ended September 30, 1997, primarily due to the gain recognized on the disposition of 456,000 square feet of office space, earnings from the Company's additional investments in unconsolidated partnerships, and the interest income earned on cash balances.

Net Income. Net income of $111.0 million was earned for the nine months ended September 30, 1998 as compared to $50.7 million during the nine months ended September 30, 1997. The comparability of net income between the two periods is impacted by the acquisitions the Company made and the other changes described above.

Cash Flows. Net cash provided by operating activities increased $144.9 million, or 151.1%, to $240.8 million for the nine months ended September 30, 1998 as compared to $95.9 million for the nine months ended September 30, 1997, primarily as a result of the acquisitions made and development placed in service by the Company. Net cash used by investing activities increased $251.9 million, to $997.2 million for the nine months ended September 30, 1998 as compared to $745.3 million for the nine months ended September 30, 1997, primarily as a result of capital deployed by the Company for acquisitions of office properties, executive suite businesses, land held for future development and investments in construction in progress. Net cash provided by financing activities increased $125.0 million, to $772.6 million for the nine months ended September 30, 1998 as compared to $647.6 million for the nine months ended September 30, 1997, primarily as a result of borrowings on the unsecured credit facility, and proceeds from sales of common stock and unsecured bonds net of dividends paid to the common and preferred stockholders.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Liquidity And Capital Resources

         The Company seeks to create and maintain a capital structure that will enable it to diversify its capital sources and thereby allow the Company to obtain additional capital from a number of different sources, including additional equity offerings of common and/or preferred stock, public and private debt financings, and, where appropriate, asset dispositions. Management believes that the Company will have access to the capital resources necessary to expand and develop its business, to fund its operating and administrative expenses, to continue debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties and land as market conditions permit, and to pay for construction in progress in both the short and long term.

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

         The Company's total indebtedness at September 30, 1998 was $1.602 billion, of which $547.5 million, or 34.2%, bears a LIBOR-based floating interest rate. Currently, the unsecured credit facilities bear interest at 90 basis points over LIBOR on the $450 million facility and the $200 million facility. The Company's mortgages payable fixed rate indebtedness bears an effective weighted average interest rate of 8.2% at September 30, 1998 and has a weighted average term to maturity of 4.6 years. Based upon the Company's total market capitalization at September 30, 1998 of $3.809 billion (the common stock price was $22.88 per share; the total shares of common stock, convertible preferred stock and Units outstanding was 78,957,151 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400 million), the Company's debt represented 42.1% of its total market capitalization. As of November 13, 1998, the Company had $353.5 million outstanding under the unsecured credit facilities, leaving $296.5 million for draw.

         Rental revenue, executive suites revenue and real estate service revenue have been the principal sources of capital to fund the Company's operating expenses, debt service and capital expenditures, excluding nonrecurring capital expenditures. The Company believes that these sources of revenue will continue to provide the necessary funds for its operating expenses and debt service. The Company also requires capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions.

         Additionally, the Company and it's subsidiaries (including CarrAmerica Development) will require a substantial amount of capital for development projects currently underway and planned for the future. As of September 30, 1998, the Company had approximately 5.0 million square feet of office space in 63 development projects underway which is expected to require a total investment by the Company of approximately $767 million. As of September 30, 1998, the Company had expended $399 million, or 52.0 percent of the total expected investment.

         The Company's subsidiaries also have various capital needs. Specifically, OmniOffices is currently developing approximately 20 executive office suite centers. The total cost to complete these projects is approximately $26.8 million, of which approximately $15.5 million was expended as of September 30, 1998. In addition, OmniOffices currently is considering several acquisitions of existing executive office suite centers, although no binding agreements have been executed. Future cash needs of OmniOffices are expected to be met by draws on the OmniOffices line of credit facility. As this subsidiary continues to grow, the Company may in the future elect to dispose of part or all of its equity interest in OmniOffices, including through a distribution of stock in OmniOffices to the Company's stockholders, but no decision with respect to any such disposition has been made at this time.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         Finally, the Company may need additional capital to satisfy its obligations under the agreement entered into with Merrill Lynch in connection with the Company's "forward equity sale" transaction, described in more detail in note 7 to the Company's Condensed Consolidated Financial Statements above.

         Historically, management has primarily met the Company's capital requirements by accessing the public equity and debt markets. However, because of certain unfavorable conditions currently existing in the public equity and debt markets, the Company does not believe that these markets are currently providing the Company with the most attractive sources of capital. If conditions in the public equity or debt markets improve, the Company will evaluate the cost of capital raised in such markets to determine if it is the most attractive capital available to the Company at the time. However, there can be no assurance that conditions will improve in the near term.

         In response to the current conditions in the equity and debt markets, the Company plans to address its cash needs through utilization of the Company's line of credit, refinancing select assets, prudent use of joint ventures and the disposition of certain assets. Currently, the Company has 25 assets under contract for sale primarily in the Northern California, Dallas and Atlanta markets. In addition, the Company has 6 properties under letter of intent for sale. These properties are expected to produce net proceeds of approximately $188 million. Due to the uncertainties in the disposition process, there can be no assurances that these sales will close or that they will achieve the expected net proceeds.

         If (i) the debt and equity capital markets do not improve, (ii) the Company is unable to raise the expected net proceeds from dispositions of properties, and (iii) the Company is unable to obtain capital from other sources, the Company believes that it would continue to have sufficient funds to continue to pay its operating and debt service expenses, its regular quarterly dividends and to meet the necessary capital requirements with respect to its existing portfolio of operating assets. However, the Company's ability to continue to fund all of its current development projects could be materially adversely affected. If the Company determined that it was in the best interests of the Company to continue to fund all of its current development projects, the Company may have to access either the public equity or debt markets, which, at that time, may not be the most attractive source of capital.

         Net cash provided by operating activities was $240.8 million for the nine months ended September 30, 1998, compared to $95.9 million for the nine months ended September 30, 1997. The increase in net cash provided by operating activities was primarily a result of acquisitions made and development placed in service by the Company. The Company's investing activities used approximately $997.2 billion and $745.3 million for the nine months ended September 30, 1998 and 1997, respectively. The Company's investment activities included the acquisitions of office buildings, executive office suites businesses, and land held for future development and additions to construction in process of approximately $895.5 million for the nine months ended September 30, 1998, as compared to $718.5 million in acquisitions during the same period in 1997. Additionally, the Company invested approximately $42.4 million and $21.6 million in its existing real estate assets for the nine months ended September 30, 1998 and 1997, respectively. Net of distributions to the Company's stockholders and minority interests, the Company's financing activities provided net cash of $900.9 million and $728.5 million for the nine months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, the Company raised $335.9 million through the sale of common stock which was used to repay amounts outstanding under its unsecured credit facility and to fund acquisitions. The Company also drew amounts from its unsecured credit facilities during 1998 to finance its acquisitions and other investing activities. For the nine months ended September 30, 1998, the Company's net borrowings on its unsecured credit facility were approximately $388.0 million.

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

Year 2000 Compliance

         The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. Software and hardware may recognize a date using "00" as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with "20" could result in business or building system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

         The Company has undertaken a comprehensive program to address the Year 2000 issue. In the second quarter of 1998, the Company expanded its program and appointed a Year 2000 Steering Committee to manage centrally its Year 2000 compliance program (known internally as "Project 2000"). The Steering Committee includes representatives of senior level management representing a wide array of the organization. The Steering Committee is charged with overseeing the Company's comprehensive action plan designed to address Year 2000 issues.

         The Company's Steering Committee has engaged the independent consulting firm of Computer Technology Associates, Inc. ("CTA") to serve as the Project Manager for Project 2000. The project is organized into two areas of concentration: (i) Property Operations Embedded Systems and (ii) Internal Business Operations Technology. The Property Operations segment of the program focuses primarily on equipment and systems present in the Company's operating properties that may contain embedded microcontroller technology (such as elevators and HVAC systems). The Internal Business Operations segment focuses primarily on the Company's information technology, operating systems (such as such as billing, accounting and financial reporting systems) and certain systems of the Company's major vendors and material service providers. As described below, Project 2000 involves (i) the assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the testing of such remedies and (iv) the preparation of contingency plans to deal with the potential failure of important and critical systems.

         Assessment. During the course of its assessment phase, the Company continues to identify substantially all of the major components of its property and business operations systems which may be vulnerable to the Year 2000 issue. In terms of Property Operations, the Company is conducting a comprehensive inventory of all the buildings' systems and equipment. Systems are ranked (0-3) based upon each systems' importance to the properties' operations. Those systems classified as level 2 or 3 (the highest levels of importance) are compared to CTA's existing embedded systems database to determine the status of Year 2000 compliance if it is not already known by the Company. If relevant information is not contained in the existing database, the system is then identified for processing through vendor management coordinated by CTA. Vendor management involves concentrated communication with the vendor in an attempt to determine the status of a systems Year 2000 compliance and any available remedies. As of the third quarter of 1998, inventory of the Company's operating properties was substantially complete (approximately 98%). Assessment of property operations is scheduled for completion in the fourth quarter of 1998.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         In terms of Internal Business Operations Technology, team leaders have been selected from each business unit and market office to assist in identifying software, hardware and external interfaces which may be vulnerable to Year 2000 issues. Inventory of both core business units and all market offices is expected to be completed by the end of the fourth quarter of 1998. The Company's primary billing and accounting software is currently undergoing a routine application upgrade expected to be complete by the end of the fourth quarter of 1998. The vendor of the software has received the Information Technology Association of America (ITAA) 2000 Certification and represents that the system is Year 2000 ready, and the Company expects to test the system during the first quarter of 1999. In addition, during the third quarter of 1998, the Company continued communicating with other significant hardware, software and other material services providers, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance of their systems insofar as the systems relate to such parties' business activities with the Company. The Company expects that it will complete its distribution of these inquiries by the end of the fourth quarter of 1998.

         Remediation and Testing Phase. Based upon the results of its assessment efforts, the Company will undertake remediation and testing activities. The Company intends to complete this phase by the end of the third quarter of 1999. The activities conducted during the remediation and testing phase are intended to provide assurance from both the Property Operation and the Internal Business perspectives that critical and important applications, systems and equipment will be substantially Year 2000 compliant on a timely basis. In this phase, the Company will first evaluate applications, systems and equipment. If a potential Year 2000 problem is identified, the Company will take steps to attempt to remediate the problem and, where applicable, test to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the various applications, system components and equipment have undergone remediation and testing phases, the Company, where applicable, will conduct integrated testing for the purpose of demonstrating functional integrated systems operations.

         Contingency Plans. The Company intends to develop contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it is in the process of identifying. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. The Company expects to complete contingency plans by the end of the third quarter of 1999.

         Costs Related to the Year 2000 Issue. To date, the Company, has incurred approximately $.3 million in costs for its Year 2000 program. The Company currently estimates that it will incur additional costs, which are not expected to exceed approximately $4.3 million, to complete its Year 2000 compliance work. Of such additional costs, approximately $1.5 million are expected to be incurred during 1998 and approximately $2.8 million are expected to be during 1999. The Company believes that a portion of these costs may be recoverable from tenants but has not determined at this time the extent to which such recovery can be realized.

         Risks Related to the Year 2000 Issue. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the Year 2000 issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company and its major vendors, other material service providers and material clients to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on the Company's business, results of operations and financial condition.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Other Matters

         Effective March 19, 1998, the Company has adopted the Emerging Issues Task Force's Issue 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." Issue 97-11 states that internal costs from acquiring operating property should be expensed as incurred. Costs that have been capitalized in the Company's financial statements from January 1, 1998 through March 19, 1998 amounted to $.7 million. The Company believes that this will not have a material effect on the Company's operations.

Funds From Operations

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

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         The following table provides the calculation of the Company's Funds From Operations ("FFO"):


 (in thousands)                                                     Three Months Ended         Nine Months Ended
                                                                       September 30,              September 30,
                                                                   --------------------       --------------------
                                                                     1998         1997          1998         1997
                                                                     ----         ----          ----         ----

 Net income before minority interest and extraordinary item        $ 38,979      21,503        124,546      57,029

 Adjustments to derive funds from operations:
     Add:
       Depreciation and amortization                                 28,382      19,543         77,306      51,881
       Losses associated with executive suites centers under
         development                                                  1,410          --          2,952          --
       Deferred taxes                                                   248          --            248          --
     Deduct:
       Minority interests' (non Unitholders) share
         of depreciation and amortization and net income                (60)       (379)          (255)       (965)
       Gain on sale of assets                                        (6,844)         --        (32,450)       (353)
                                                                   --------    --------       --------    --------
 FFO before allocations to the minority Unitholders                  62,115      40,667        172,347     107,592
 Less:  FFO allocable to the minority Unitholders                    (3,677)     (3,276)       (11,565)     (9,376)
                                                                   --------    --------       --------    --------
 FFO allocable to CarrAmerica Realty Corporation                     58,438      37,391        160,782      98,216
 Less:  Preferred stock dividends (1)                                (8,963)     (2,689)       (26,639)     (4,212)
                                                                   --------    --------       --------    --------
 FFO attributable to common shareholders                           $ 49,475      34,702        134,143      94,004
                                                                   ========    ========       ========    ========


         (1) For the three months ended September 30, 1998 and 1997, included are dividends of $345 and $341, respectively, of Series A Preferred Stock which are convertible into common shares. For the nine months ended September 30, 1998 and 1997, included are dividends of $1,067 and $1,864, respectively, of Series A Preferred Stock which are convertible into common shares.

     Changes in funds from operations are largely attributable to changes in net income between the periods, as previously discussed.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

Building And Lease Information

The following table sets forth certain information about each operating property owned by the Company as of September 30, 1998:

                                                Company's         Net
                                                Effective       Rentable
                                                Property          Area         Percent     # of
Property                                        Ownership   (square feet)(1)  Leased(2)  Buildings
--------                                        ---------   ----------------  ---------  ---------

Consolidated Properties

SOUTHEAST REGION
Downtown Washington, D.C.:
   International Square                             100.0%      1,014,537          93.4%     3
   1730 Pennsylvania Avenue                         100.0         229,292          99.3      1
   2550 M Street                                    100.0         187,931          97.4      1
   1775 Pennsylvania Avenue (3)                     100.0         143,981          99.1      1
   900 19th Street                                  100.0         100,907         100.0      1
   1747 Pennsylvania Avenue                          89.7 (4)     151,864          94.4      1
   1255 23rd Street                                  75.0 (5)     305,237          92.5      1
Suburban Washington, D.C.:
   One Rock Spring Plaza (3)                        100.0         205,298         100.0      1
   Tycon Courthouse                                 100.0         416,195          99.2      1
   Three Ballston Plaza                             100.0         302,875         100.0      1
   Sunrise Corporate Center                         100.0         260,253         100.0      3
   Parkway One                                      100.0          87,842         100.0      1
Suburban Atlanta:
   Veridian                                         100.0         190,781          85.5     22
   Glenridge                                        100.0          64,052          76.3      1
   Century Springs West                             100.0          94,893          98.0      1
   Holcomb Place                                    100.0          72,823          96.7      1
   DeKalb Tech                                      100.0         163,159          81.2      5
   Midori                                           100.0          99,900         100.0      1
   Crestwood                                        100.0          88,186          92.0      1
   Parkwood                                         100.0         151,296          64.8      1
   Lakewood                                         100.0          80,338          95.3      1
   The Summit                                       100.0         179,085         100.0      1
   Triangle Parkway                                 100.0          82,102         100.0      3
   2400 Lake Park                                   100.0         100,491          93.1      1
   680 Engineering Drive                            100.0          62,154         100.0      1
   Embassy Row                                      100.0         465,858          94.7      3
   Waterford Center                                 100.0          82,161          85.1      1
   Spalding Ridge                                   100.0         128,233          92.3      1
Boca Raton:
   Peninsula Plaza                                  100.0         160,081          92.6      1
   Presidential Circle                              100.0         279,227          84.3      1
                                                                ---------          ----     --

     Southeast Region Subtotal                                  5,951,032          93.9     63

PACIFIC REGION
Southern California,
Orange County/Los Angeles:
   Scenic Business Park                             100.0         139,012         100.0      4
   Harbor Corporate Park                            100.0         148,598          95.4      4
   Plaza PacifiCare                                 100.0         104,377         100.0      1
   Katella Corporate Center                         100.0          79,917          97.4      1
   Warner Center                                    100.0         342,866          89.3     12
   South Coast Executive Center                     100.0         161,310          92.9      2
   Warner Premier                                   100.0          61,553         100.0      1
   Westlake Corporate Center                        100.0          72,282          89.1      2
   Von Karman                                       100.0         103,713         100.0      1
   2600 W. Olive                                    100.0         145,474          95.7      1
   Bay Technology Center                            100.0         107,481         100.0      2
   Alton Deere Plaza                                100.0         181,196          99.5      6

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

                                                Company's         Net
                                                Effective       Rentable
                                                Property          Area         Percent     # of
Property                                        Ownership   (square feet)(1)  Leased(2)  Buildings
--------                                        ---------   ----------------  ---------  ---------

Southern California,
San Diego:
   Del Mar Corporate Plaza                          100.0%        123,142         100.0%     2
   Wateridge Pavilion                               100.0          62,194         100.0      1
   Lightspan                                        100.0          64,800         100.0      1
   Towne Center Technology Park II                  100.0          62,367         100.0      1
   Palomar Oaks Technology Park                     100.0         170,358         100.0      6
   Century Park II                                  100.0         198,306         100.0      3
Northern California,
San Francisco Bay Area:
   CarrAmerica Corporate Center                     100.0         994,930         100.0      6
   Sunnyvale Research Plaza                         100.0         126,000         100.0      3
   Rio Robles                                       100.0         368,178         100.0      7
   Valley Business Park II                          100.0         166,928         100.0      6
   Bayshore Centre                                  100.0         195,249         100.0      2
   Rincon Centre                                    100.0         201,178         100.0      3
   Valley Centre II                                 100.0         212,082         100.0      4
   Valley Office Centre                             100.0          68,731          97.2      2
   Valley Centre                                    100.0         102,291         100.0      2
   Valley Business Park I                           100.0          67,784         100.0      2
   3745 North First Street                          100.0          67,582         100.0      1
   3571 North First Street                          100.0         116,000         100.0      1
   Mission Plaza                                    100.0         102,687         100.0      2
   North San Jose Technology Park                   100.0         299,233         100.0      4
   Foster City Technology Center                    100.0          66,869         100.0      2
   150 River Oaks                                   100.0         100,024         100.0      1
   Amador/Rinconada                                 100.0         134,611         100.0      3
   Amador III                                       100.0          82,944         100.0      1
   Arroyo Center                                    100.0         104,741         100.0      2
   San Mateo I                                      100.0          70,000         100.0      1
   San Mateo II and III                             100.0         141,404          97.2      2
   900-910 East Hamilton                            100.0         351,811         100.0      2
   Hacienda West                                    100.0         205,724          95.6      2
   Sunnyvale Technology Centre                      100.0         165,520         100.0      5
   Baytech Business Park                            100.0         300,000         100.0      4
   Golden Gateway Commons                           100.0         269,405         100.0      3
   Techmart Commerce Center (3)                     100.0         259,596          98.7      1
   995 Benecia Avenue                               100.0          36,344         100.0      1
   Oakmead West A-C                                 100.0         202,655         100.0      3
   Santa Clara Technology Park                      100.0         178,132         100.0      3
Northern California,
Sacramento:
   1860 Howe Avenue                                 100.0          98,992          87.6      1
   University Office Park                           100.0         122,288          86.8      2
   Capital Corporate Center                         100.0          94,561          94.5      5
Suburban Portland:
   RadiSys Corporate Headquarters                   100.0          80,525         100.0      1
   RadiSys II                                       100.0          45,655         100.0      1
Suburban Seattle:
   Redmond East                                     100.0         397,948          94.5     10
   Willow Creek                                     100.0          96,179         100.0      1
   Canyon Park Business Center                      100.0         246,565         100.0      6
   Canyon Park Commons                              100.0          95,290         100.0      1
   Willow Creek Corporate Center                    100.0         208,656         100.0      4
   Redmond Hilltop B & C                            100.0          90,880         100.0      2
                                                                ---------         -----    ---

     Pacific Region Subtotal                                    9,665,118          98.5    166

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

                                                Company's         Net
                                                Effective       Rentable
                                                Property          Area         Percent     # of
Property                                        Ownership   (square feet)(1)  Leased(2)  Buildings
--------                                        ---------   ----------------  ---------  ---------

CENTRAL REGION
Austin, Texas:
   Great Hills Plaza                                100.0%        135,333         100.0%     1
   Balcones Center                                  100.0          75,761          77.6      1
   Park North                                       100.0         132,744          93.4      2
   City View Centre                                 100.0         136,183         100.0      3
   Riata 4                                          100.0          91,538          93.6      1
   Tower of the Hills                               100.0         166,099          98.1      2
Suburban Chicago:
   Parkway North                                    100.0         507,839          99.9      2
   Unisys                                           100.0         359,633          93.0      2
   The Crossings                                    100.0         296,624          98.7      2
   Bannockburn I & II                               100.0         209,860         100.0      2
   Bannockburn IV                                   100.0         108,469         100.0      1
   Summit Oaks                                      100.0          91,626          92.7      1
Dallas, Texas:
   Greyhound                                        100.0          92,890         100.0      1
   Search Plaza                                     100.0         152,790          95.5      1
   Quorum North                                     100.0         115,845          88.2      1
   Quorum Place                                     100.0         179,303          93.9      1
   Cedar Maple Plaza                                100.0         113,011          96.1      3
   Tollhill East & West                             100.0         241,337          93.0      2
   Two Mission Park                                 100.0          77,731          90.8      1
   Citymark                                         100.0         207,397          93.5      1
   5000 Quorum                                      100.0         160,122          87.5      1
                                                                ---------         -----     --

     Central Region Subtotal                                    3,652,135          95.5     32

MOUNTAIN REGION
Southeast Denver:
   Harlequin Plaza                                  100.0         329,070         100.0      2
   Quebec Court I & II                              100.0         287,294         100.0      2
   Greenwood Center                                 100.0          75,866          97.2      1
   Quebec Center                                    100.0         106,849          90.2      3
   Panorama Corporate Center I                      100.0         100,881         100.0      1
   Panorama II                                      100.0         100,916          96.7      1
Phoenix, Arizona:
   Camelback Lakes                                  100.0         199,149          99.8      2
   Pointe Corridor IV                               100.0         178,745          93.6      1
   Highland Park                                    100.0          78,093          76.2      1
   The Grove at Black Canyon                        100.0         104,187          95.2      1
   US West                                          100.0         532,506         100.0      4
Salt Lake City, Utah:
   Sorenson Research Park                           100.0         285,144          98.8      5
   Wasatch Corporate Center                         100.0         178,098         100.0      3
                                                               ----------         -----     --

     Mountain Region Subtotal                                   2,556,798          97.9     27
                                                               ----------         -----     --

TOTAL CONSOLIDATED PROPERTIES:                                 21,825,083                  288
WEIGHTED AVERAGE                                               ----------                  ---
                                                                                   96.7%
                                                                                   ----

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

                                                Company's         Net
                                                Effective       Rentable
                                                Property          Area         Percent     # of
Property                                        Ownership   (square feet)(1)  Leased(2)  Buildings
--------                                        ---------   ----------------  ---------  ---------

Unconsolidated Properties
Downtown Washington, D.C.:
   1717 Pennsylvania Avenue                        50.0%(6)      184,446          100.0%     1
   AARP Headquarters                               24.0 (7)      477,394           99.9      1
   Bond Building                                   15.0 (8)      162,097          100.0      1
   Willard Office/Hotel                             5.0 (9)      242,787           98.9      1

Suburban Washington, D.C.:
   Booz-Allen & Hamilton Building                  50.0 (10)     222,989          100.0      1
                                                              ----------          -----      -

TOTAL UNCONSOLIDATED PROPERTIES:                               1,289,713                     5
WEIGHTED AVERAGE                                              ----------                     -
                                                                                   99.7%
                                                                                   ----

ALL OPERATING PROPERTIES
TOTAL:                                                        23,114,796
                                                              ==========
WEIGHTED AVERAGE                                                                   96.8%
                                                                                   ====

----------
(1)  Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of September 30, 1998.
(3) The Company owns the improvements on the property and has a leasehold interest in all of the underlying land.
(4) The Company holds a general and limited partner interest in a partnership that owns the property.
(5) The Company holds a 50% joint venture interest in the joint venture that owns this property and a 50% joint venture interest in another joint venture, which holds the remaining 50% interest in the joint venture that owns the property. As a result of preferential rights to annual distributions from another venture, the Company will receive distributions of less than 75% (but in no event less than 50%) of the total amount distributed with respect to this property in each year until the preferential distribution requirements are satisfied, but will receive 100% of any subsequent distributions during the year until its aggregate distributions equal 75% of the cumulative distributions with respect to the property since inception of the partnership. Thereafter, the Company will receive 75% of the distributions made during the year with respect to the property. Upon sale of the property, the Company will receive 75% of the distributions until the Company receives its preference amount, 50% until the remaining venturer receives its preference amount, and 75% of the distributions thereafter.
(6) The Company holds a 50% interest in the limited liability company that owns the property and serves as the entity's managing member.
(7) The Company holds an effective 24% interest in the property by virtue of a 48% general partner interest in a partnership that owns a 50% general partner interest in the property.
(8) The Company holds an effective 15% interest in the property by virtue of a 30.6% limited partner interest in a partnership that has a 49% limited partner interest in the property.
(9) The Company holds an effective 5% interest in the property by virtue of a 7.85% limited partner interest in a partnership that owns, through a subsidiary, a 63.7% limited partner interest in the property. The partnership in which the Company holds an interest owns the improvements on the property and has a leasehold interest in the underlying land.
(10) The Company holds a 50% joint venture interest, and is the managing venturer.

           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
--------------------------------------------------------------------------------

         The following table sets forth a schedule of the lease expirations for leases in place as of September 30, 1998 in each of the next ten years beginning with 1998 and thereafter for the 288 operating office properties whose results are consolidated in the financial statements of the Company, assuming that no tenants exercise renewal options:

                                                       Net Rentable Area        Percent of Leased
                                                          Subject to              Square Footage
                                   Year                    Expiring                Represented
                                 of Lease                 Leases (1)               by Expiring
                                Expiration               (square feet)                Leases
                                ----------               -------------                ------

                         1998                             1,164,000                    5.5%
                         1999                             2,165,000                   10.3
                         2000                             2,704,000                   12.8
                         2001                             2,792,000                   13.2
                         2002                             2,945,000                   14.0
                         2003                             3,145,000                   14.9
                         2004                             1,580,000                    7.5
                         2005                               880,000                    4.2
                         2006                             1,255,000                    5.9
                         2007 and thereafter              2,469,000                   11.7

----------------------
(1) Excludes 726,000 square feet of space that was vacant as of September 30, 1998.

         Building and Lease Information. The following table sets forth certain lease-related information for the consolidated operating properties presented in order to show downtown Washington, D.C. operating properties separate from other operating properties. The table presents leases that commenced during the twelve month period from October 1, 1997 to September 30, 1998, excluding the leases for operating properties that were executed prior to the date of acquisition:

                                                     Calculated on a Weighted Average Basis
                               ----------------------------------------------------------------------------------
                                                Tenant            Base
                                Total        Improvements &       Rent                                  Leasing
                               Square            Cash             per       Lease       Abatements     Commission
                                Feet         Allowances per      Square    Life in          in         Per Square
Type of Lease                  Leased         Square Foot         Foot      Years         Months          Foot
-------------                  ------         -----------         ----      -----         ------          ----
Operating Properties,
Downtown
Washington, D.C.
(9 Properties)
---------------------------
Office                         361,879        $  4.48          $ 30.96      5.5           0.5           $  0.58
Retail                          15,403          27.12            29.67      7.5           2.3              1.96
                              --------
Total/Weighted Average         377,282           5.40            30.91      5.6           0.6              0.64
                              ========        =======          =======      ===           ===           =======

New leases or expansion
  space                        229,807        $  6.70          $ 30.07      6.1           1.0           $  1.05
Renewals of existing
  tenants' space               147,475           3.38            32.21      4.8           0.0              0.00
                              --------
Total/Weighted Average         377,282           5.40            30.91      5.6           0.6              0.64
                              ========        =======          =======      ===           ===           =======





















---------------------------
Operating Properties,
Other Than Downtown
Washington, D.C.
(279 Properties)
---------------------------
Office                         5,004,336      $  5.19          $ 17.04      5.4           0.2           $  1.93
Retail                            23,454         5.96            12.67      6.9           0.0              0.05
                              ----------
Total/Weighted Average         5,027,790         5.19            17.02      5.4           0.2              1.92
                              ==========      =======          =======      ===           ===           =======

New leases or expansion
  space                        3,437,461      $  6.67          $ 17.19      5.3           0.4           $  2.51
Renewals of existing
  tenants' space               1,590,329         1.98            16.66      5.8           0.0              0.66
                              ----------
Total/Weighted Average         5,027,790         5.19            17.02      5.4           0.2              1.92
                              ===========     =======          =======      ===           ===           =======

                                     Part II

OTHER INFORMATION
-----------------

Item 1.    Legal Proceedings

                  None

Item 2.    Changes in Securities

                  None

Item 3.    Defaults Upon Senior Securities

                  None

Item 4.    Submission of Matters to a Vote of Security Holders

                  None

Item 5.    Other Information

                  None

Item 6.    Exhibits and Reports on Form 8-K

           (a.)   Exhibits

                  10.1 Fourth Amended and Restated Revolving Credit Agreement dated as of August 27, 1998 by and among CarrAmerica Realty Corporation, Carr Realty, L.P., CarrAmerica Realty, L.P., Morgan Guaranty Trust Company of New York, J.P. Morgan Securities Inc., Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., PNC Bank, National Association, Bank of America National Trust and Savings Association, Societe Generale, a French Banking Corporation, acting through its Southwest Agency, and the other banks listed therein.

                  10.2 Amended and Restated Revolving Credit Agreement dated as of August 27, 1998 by and among OmniOffices, Inc., Morgan Guaranty Trust Company of New York, J.P. Morgan Securities Inc., Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., PNC Bank, National Association, Bank of America National Trust and Savings Association, Societe Generale, a French Banking Corporation, acting through its Southwest Agency, and the other banks listed therein.

                  10.3 Amended and Restated Guaranty Agreement dated as of August 27, 1998 made by CarrAmerica Realty Corporation in favor of Morgan Guaranty Trust Company, as bank and lead agent.

                  10.4 Indenture, dated as of October 1, 1998, by and among CarrAmerica Realty Corporation, as primary obligor, CarrAmerica Realty, L.P., as guarantor, and Bankers Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on October 2, 1998).

                  10.5 Amendment Agreement to Purchase Price Adjustment Agreement dated July 8, 1998 by and between CarrAmerica Realty Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

                  10.6 Amendment Agreement to Purchase Price Adjustment Agreement dated October 5, 1998 by and between CarrAmerica Realty Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

                  27.1 Financial Data Schedule - Nine Months Ended September 30, 1998.

                  27.2 Financial Data Schedule - Nine Months Ended September 30, 1997.

           (b.)   Reports on Form 8-K

                  a. Current Report on Form 8-K filed on July 1, 1998 regarding Historical Summaries of Operating Revenue and Expense for the year-ended December 31, 1997 for Sunnyvale Technology Park and Golden Gate Commons, and Historical Summaries of Operating Revenue and Expense for the three months ended March 31, 198 and the year ended December 31, 1998 for Checkfree Corporate Campus and Hacienda West.

                  b. Current Report on Form 8-K/A filed on July 8,1998 regarding the proforma condensed consolidated balance sheet (unaudited) at March 31, 1998.

                  c. Current Report on Form 8-K filed on August 6, 1998 regarding certain supplemental data included in the Company's press release, dated August 6, 1998.

                  d. Current Report on Form 8-K filed on September 25, 1998 regarding the Historical Summaries of Operating Revenue and Expense for the year-ended December 31, 1997 for Citymark Tower.

                  e. Current Report on Form 8-K filed on September 29, 1998 regarding the proforma condensed consolidated balance sheet (unaudited) at June 30, 1998 and proforma condensed consolidated statements of operations (unaudited) for the six months ended June 30, 1998 and the year ended December 31, 1997 relating to the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION




/s/ Thomas A. Carr
----------------------------------------------
Thomas A. Carr, President and
Chief Executive Officer




/s/ Brian K. Fields
----------------------------------------------
Brian K. Fields, Chief Financial Officer




Date:    November 16, 1998

                                  Exhibit Index


Exhibit         Description                                                                     Page
-------         -----------                                                                     ----

10.1 Fourth Amended and Restated Revolving Credit Agreement dated as of August 27, 1998 by and among CarrAmerica Realty Corporation,
                Carr Realty, L.P., CarrAmerica Realty, L.P., Morgan Guaranty
                Trust Company of New York, J.P. Morgan Securities Inc.,
                Commerzbank Aktiengesellschaft, New York Branch, NationsBank,
                N.A., PNC Bank, National Association, Bank of America National
                Trust and Savings Association, Societe Generale, a French
                Banking Corporation, acting through its Southwest Agency, and the other banks listed therein.

10.2            Amended and Restated Revolving Credit Agreement dated as of
                August 27, 1998 by and among OmniOffices, Inc., Morgan Guaranty
                Trust Company of New York, J.P. Morgan Securities Inc.,
                Commerzbank Aktiengesellschaft, New York Branch, NationsBank,
                N.A., PNC Bank, National Association, Bank of America National
                Trust and Savings Association, Societe Generale, a French
                Banking Corporation, acting through its Southwest Agency, and the other banks listed therein.

10.3            Amended and Restated Guaranty Agreement dated as of August 27,
                1998 made by CarrAmerica Realty Corporation in favor of Morgan
                Guaranty Trust Company, as bank and lead agent.

10.4            Indenture, dated as of October 1, 1998, by and among CarrAmerica
                Realty Corporation, as primary obligor, CarrAmerica Realty,
                L.P., as guarantor, and Bankers Trust Company, as trustee
                (incorporated by reference to Exhibit 4.1 to the Company's Form
                8-K filed on October 2, 1998).

10.5            Amendment Agreement to Purchase Price Adjustment Agreement dated
                July 8, 1998 by and between CarrAmerica Realty Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.6            Amendment Agreement to Purchase Price Adjustment Agreement dated
                October 5, 1998 by and between CarrAmerica Realty Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

27.1            Financial Data Schedule - Nine Months Ended September 30, 1998.

27.2            Financial Data Schedule - Nine Months Ended September 30, 1997.