Form 10-K
period 1998-12-31
CARRAMERICA REALTY CORP
filed 1999-03-31
CIK 893577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For fiscal year ended DECEMBER 31, 1998

     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

                         Commission File Number 1-11706

                         CARRAMERICA REALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     MARYLAND                                          52-1796339
             (State of Incorporation)                     (I.R.S. Employer Identification No.)

                1850 K STREET, N.W.                                       20006
                 WASHINGTON, D.C.                                      (Zip Code)
     (Address of principal executive offices)

Registrant's telephone number, including area code: (202) 729-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                   Name of each exchange on which registered
-------------------------------------------------------------------   ------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999, the aggregate market value of the 41,468,494 shares of Common Stock held by non-affiliates of the registrant was approximately $909.7 million, based upon the closing price of $21.9375 on the New York Stock Exchange composite tape on such date.

     Number of shares of Common Stock outstanding as of March 15,
1999:  71,767,759

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the Annual Stockholders Meeting to be held in 1999 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1. BUSINESS

THE COMPANY

GENERAL

     CarrAmerica Realty Corporation (the 'Company') is a fully integrated, self-administered and self-managed publicly traded real estate investment trust ('REIT') that focuses primarily on the acquisition, development, ownership and operation of office properties in select growth markets across the United States. As of March 15, 1999, the Company owned a greater than 50% interest in a portfolio of 286 operating office properties and 45 properties under construction. These 286 operating properties contain an aggregate of approximately 22.0 million square feet of net rentable area and the 45 properties under construction will contain approximately 3.8 million square feet. The operating properties owned by the Company as of December 31, 1998 were 96.7% leased as of that date, with approximately 2,400 tenants. In addition to its real estate and development activities, the Company conducts an executive office suites business through its affiliates OmniOffices, Inc. ('OmniOffices') and OmniOffices (UK) Limited ('Omni UK'). As of March 15, 1999 the Company, through its affiliates, operated over 100 executive office suite centers and had an additional 34 executive office suite centers under development in the United States and England.

     The Company and its predecessor, The Oliver Carr Company ('OCCO'), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 36 years. In November 1995, the Company announced a strategic alliance with a wholly-owned subsidiary of Security Capital U.S. Realty (together with Security Capital U.S. Realty, 'SC-USREALTY'), a European real estate operating company which owns strategic positions in selected real estate companies in the United States. As of March 15, 1999, SC-USREALTY owned approximately 39.9% of the outstanding common stock of the Company (36.2% on a fully diluted basis).

     The Company's experienced staff of over 1,900 employees, including approximately 500 on-site building employees and approximately 1,000 persons employed by its executive office suite affiliates, provides a broad range of real estate services. The Company's principal executive offices are located at 1850 K Street, N.W., Washington, D.C. 20006 and its telephone number is (202) 729-7500. The Company's web site can be found at www.carramerica.com. The Company was organized as a Maryland corporation on July 9, 1992.

BUSINESS STRATEGY

     The Company's primary business objectives are to achieve long-term sustainable per share cash flow growth and to maximize stockholder value through a strategy of (i) acquiring, developing, owning and operating office properties primarily in markets throughout the United States that exhibit strong, long-term growth characteristics and (ii) maintaining and enhancing a national operating system that provides corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local level.

     The Company's major segments of operations include real estate property operations, executive office suites operations (conducted through its affiliates OmniOffices and Omni UK), and development operations (conducted directly and through its afffiliate CarrAmerica Development, Inc.). Real estate property operations include the ownership of commercial real estate. Such operations comprise approximately 90% of the Company's revenues and approximately 78% of the Company's assets (including assets held by CarrAmerica Development, Inc.). Executive suites operations include the short term leasing of office space, and the Company's collective investment in this business accounts for approximately 10% of the Company's revenues and approximately 10% of the Company's assets. Development operations include the development of office space and the buildout of tenant space, and the Company's investment in this business represents approximately 12% of the Company's assets (including assets held by CarrAmerica Development, Inc.). The Company's executive suites operations and a portion of its development operations are conducted by affiliates in which the Company owns approximately 95% of the economic interest, but less than 10% of the voting stock.

REAL ESTATE PROPERTY OPERATIONS

     Core Markets. The Company has focused its acquisition and development activity in U.S. markets which generally possess strong long-term growth characteristics. Within these markets, the Company targets specific submarkets in which (i) operating costs for businesses are relatively low, (ii) long-term population and job growth generally are expected to exceed the national average,
(iii) large, well-educated employment pools exist, and (iv) barriers to entry exist for new supplies of office space. The Company has established a local presence in each of its existing core markets through its investment activity and through relationships established by its experienced market officers. The Company's core markets include the following: Atlanta, Austin, Chicago, Dallas, Denver, Boca Raton, Florida, Orange County/Los Angeles, Phoenix, Portland, Oregon, Sacramento, Salt Lake City, San Diego, San Francisco Bay area, Seattle and metropolitan Washington, D.C.

     For each identified core market, the Company has established a set of general guidelines and physical characteristics to evaluate investment opportunities. All investment decisions are driven by real estate research, focusing on variables such as composition of economic base rate and composition of job growth and office space supply and demand fundamentals.

     As of December 31, 1998 the distribution of the Company's real estate property operations (on a rentable square foot basis) was as follows: 45% in its Pacific region, primarily in Seattle and the California markets of Silicon Valley, Pleasanton, San Mateo, Orange County, Los Angeles and San Diego; 26% in its Southeast region, primarily in metropolitan Washington, D.C., Atlanta and Boca Raton, Florida; 12% in its Mountain region, primarily in Salt Lake City, Denver and Phoenix; and 17% in its Central region, primarily in Chicago, Dallas and Austin.

     Operating Property Acquisitions. In November 1995, the Company implemented a major initiative to acquire operating office properties in order to establish the operating platform for its national business strategy. Between January 1, 1996 and October 31, 1998, the Company acquired 302 operating properties containing approximately 20.3 million square feet of net rentable area, resulting in an approximate 550% increase in the total square footage of operating properties in which the Company has a majority interest. These properties were acquired for an aggregate purchase price of approximately $2.5 billion. Since October 1998, the Company has not been focused on acquisitions as a catalyst for growth.

     National Operating System. As part of its business strategy, the Company has developed and will continue to enhance a national operating system to provide nationally coordinated customer service, marketing and development. The Company's national operating system consists of three components: (i) a Market Officer Group, currently consisting of 11 market officers focused on developing and maintaining strong local relationships with the Company's customers and the brokerage community and identifying investment opportunities for the Company;
(ii) a National Services Group, which is dedicated to marketing the Company's office space to a targeted list of companies; and (iii) a National Development Group, conducted through an affiliate, which is responsible for managing the development of office properties, build-to-suit facilities and business parks. The Company's national operating system is designed to provide corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local levels. The Company believes that through its existing portfolio of operating properties, property development opportunities and land acquired and currently held for future development, the Company can generate incremental demand through the relocation and expansion needs of many of its customers, both within a single core market and in multiple core markets.

          Market Officer Group. The Market Officer Group currently consists of 11 market officers who cover the 15 core markets in which the Company currently owns properties. These market officers are responsible for maximizing the performance of the Company's properties in their markets and ensuring that the needs of the Company's customers are consistently being met. Because they meet with the Company's customers on a regular basis, market officers are cognizant of and responsive to customers' relocation or expansion needs. The market officers have extensive knowledge of local conditions in their respective markets and, therefore, are invaluable in identifying attractive investment opportunities in their markets. In addition, through their contact with customers, market officers are well positioned to help the National Services Group identify customers with new build-to-suit and multi-market requirements.

          National Services Group. The Company established the National Services Group in 1997 and now has national account executives located in Atlanta, Chicago and San Francisco. This group is responsible for marketing the Company's properties, build-to-suit capabilities and the national scope of the Company's operations to a targeted list of major corporate users. The National Services Group acts as a primary point of contact for national customers, coordinating all of the office space the Company offers and giving corporate customers the opportunity to address their national space requirements efficiently and economically.

          National Development Group. The National Development Group is responsible for developing office properties, build-to-suit facilities and business parks. These operations are primarily handled by the Company's affiliate, CarrAmerica Development, Inc. ('CarrAmerica Development'), which has a development team of over 70 professionals consisting of architects, engineers and construction professionals located across the United States who have an average of over 15 years of experience developing office properties. This team of development professionals oversees every aspect of land planning, building design, construction and development of office properties, ensuring that all projects meet the same high standards and uniform specifications in building design and systems. The Company believes that the National Development Group's expertise has given the Company a competitive edge in marketing its facilities and services to customers.

     Asset Optimization. As a component of its business strategy, the Company may dispose of assets that become inconsistent with its long-term strategic or return objectives or where market conditions for disposition are favorable. The Company then redeploys the proceeds of dispositions into other office properties, the funding of development operations, or in support of other general corporate needs. Consistent with this strategy, the Company disposed of 13 properties during 1998 containing approximately 1.2 million square feet for approximately $180 million in value. The Company recognized a gain of $38.2 million in conjunction with these transactions. In addition, from January 1, 1999 through March 15, 1999, the Company disposed of an additional 11 properties containing 795,000 square feet for approximately $130 million in value, resulting in a gain of $11.0 million. The Company may consider disposing of additional properties or interests in properties, some of which may be significant. The Company, however, has agreed with SC-USREALTY to use its reasonable efforts to dispose of properties only through tax-deferred exchanges (and the Company also is subject to other similar restrictions with respect to certain properties acquired by CarrAmerica Realty, L.P. and Carr Realty, L.P.), which may limit its flexibility in effecting dispositions. In addition, tax laws applicable to REITs restrict the Company's ability to dispose of certain properties.

EXECUTIVE OFFICE SUITES OPERATIONS

     In 1997, the Company identified the executive office suites business as a business that has significant potential for growth. The 'executive office suites' business typically involves leasing 20,000 to 30,000 square feet of an office building from an owner and outfitting that space with 60 to 70 individual offices (known as office suites) that are leased on a relatively short-term basis (i.e., one year or less) to customers who generally utilize one to three offices at a time. Customers are provided with a wide array of services, including administrative support services (e.g., secretarial, duplicating, fax and receptionist services), conference and training facilities, video conferencing, travel arrangements and catering arrangements. The Company believes that the demand for these types of office arrangements will increase as companies seek greater flexibility and alternative workplace solutions for their staffing and business plan requirements. The Company believes that its position as the only national office property owner and operator providing both traditional, long-term office space and, through its affiliates, flexible, short-term workplace options provides it with a competitive advantage in meeting the evolving needs of growing companies.

     The Company has made investments in two executive office suite affiliates, OmniOffices and OmniUK. Since OmniOffices' acquisition of the assets of OmniOffice Group, Inc. in August 1997, OmniOffices has actively pursued the acquisition and development of executive office suites in the United States and in Latin America. As of March 15, 1999, OmniOffices operated over 100 executive office suite centers containing approximately 6,700 office suites located in 29 major U.S. markets, including New York City, San Francisco, Chicago, Atlanta and Boston. OmniOffices also had 28 executive office suite centers under development as of March 15, 1999. In addition, in March 1999, OmniOffices acquired the franchise operations of HQ Network Systems, Inc., one of the largest networks of executive office suites centers in the world. As a result of this acquisition, OmniOffices now controls a network, either as an operator or a franchisor, of approximately 260 executive office suites centers in 17 countries around the world.

     The Company also has made investments in Omni UK, which is actively pursuing the acquisition and development of executive office suites in Europe. As of March 15, 1999, Omni UK owned 6 executive office suites centers containing approximately 240 office suites and had an additional 6 executive office suite centers under development, all located in and around London.

     As of March 15, 1999, the Company's total equity investments in OmniOffices and Omni UK were $137.0 million and $31.3 million, respectively, and the Company had loaned Omni UK an additional $30.6 million. In addition, the Company has guaranteed a $200 million line of credit that OmniOffices obtained in April 1998 to finance the growth of its business, of which $98.5 million had been drawn as of March 15, 1999.

     In order to comply with tax laws applicable to REITs, the Company owns approximately 95% of the economic interest of both OmniOffices and Omni UK, but owns none of the voting stock of these companies. The voting stock of OmniOffices (representing approximately 5% of the economic interest) is owned by a limited liability company in which certain current and former executive officers of the Company and OmniOffices are members, SC-USREALTY and The Oliver Carr Company. Substantially all of the voting stock of Omni UK (representing approximately 5% of the economic interest) is owned by OmniOffices. Because the Company does not own any of the voting stock of these companies, there are certain risks associated with the Company's investments in these companies. See 'Risk Factors -- Our Business Structure Has Certain Risks Associated With It -- Lack of Voting Control Over Some of Our Affiliates.' As a REIT, the Company cannot have an investment in a business like OmniOffices with a value in excess of 5% of the Company's gross assets. Currently, this 5% rule limits the Company's ability to make substantial additional investments in OmniOffices. In addition, if the value of OmniOffices were to grow substantially in connection with certain changes in its capital structure, the Company may be required to dispose of a significant portion of its interest in OmniOffices in order to comply with this 5% rule.

     The Company, working with OmniOffices and Omni UK, currently is analyzing various alternatives that may be available to free up additional capital for the Company while also providing OmniOffices and Omni UK with access to capital to pursue their growth strategy. These alternatives include the making of additional equity investments in OmniOffices by third parties, the sale or distribution by the Company of a portion of its interest in OmniOffices, or the sale or distribution by the Company of all or a portion of its interest in Omni UK. These discussions currently are preliminary in nature, and there can be no assurance as to what, if any, actions will be taken that will affect the Company's executive office suites investments.

DEVELOPMENT OPERATIONS

     Development of office properties is an important component of the Company's growth strategy as attractive acquisition opportunities diminish due to the influx of capital into the office property market. The Company believes that long-term investment returns resulting from properties it develops generally will exceed those from properties it acquires, without the assumption of significantly increased investment risks. The Company minimizes its development risk by employing, through its development affiliate, extensively trained and experienced development personnel, by avoiding the assumption of entitlement risk in conjunction with land acquisitions and by entering into guaranteed maximum price (GMP) construction contracts with seasoned and credible contractors. Most importantly, the Company carefully analyzes the supply and demand characteristics of a core market before commencing inventory development in the market. In general, the Company will only undertake inventory development (which excludes properties under construction that have been substantially pre-leased) in markets with strong real estate fundamentals, and then the Company generally will construct office buildings attractive to a wide range of office users. The Company's research-driven development program enables it to tailor its development activities in each core market, including inventory development, build-to-suit projects, and holding land for future development. From January 1, 1997 to March 15, 1999, the Company placed in service approximately 3.1 million square feet of office properties. The total cost of these development projects was approximately $436.5 million and the Company expects that the first year stabilized unleveraged return of this square footage will be 11.6%. In addition, as of March 15, 1999, the Company had 45 properties under construction that will contain approximately 3.8 million square feet, of which 473,000 square feet had already been placed in service.

     The Company also believes that having a significant land inventory to support future development provides it with a competitive advantage in responding to customers' needs for office space in markets with low vacancy rates, barriers to entry for new supplies of office space and increasing rental rates. In addition to its portfolio of operating properties and projects currently under development, the Company owned or controlled, as of March 15, 1999, land in 11 of its core markets that is expected to support future development of up to 5.6 million square feet of office space.

     The Company is engaged in the real estate development business directly and through its affiliate CarrAmerica Development. As of March 15, 1999, the Company's total investment in CarrAmerica Development was approximately $208.2 million, $26.1 million of which was in the form of an equity investment, $112.1 million of which was in the form of unsecured debt and $70.0 million was in the form of secured debt.

     In order to comply with tax laws applicable to REITs, the Company owns approximately 95% of the economic interest of CarrAmerica Development, but owns less than 10% of the voting stock of CarrAmerica Development. Substantially all of the voting stock of CarrAmerica Development (representing approximately 5% of the economic interest) is owned by The Oliver Carr Company. Because the Company does not own a significant portion of the voting stock of CarrAmerica Development, there are certain risks associated with the Company's investments in this company. See 'Risk Factors -- Our Business Structure Has Certain Risks Associated With It -- Lack of Voting Control Over Some of Our Affiliates.'

RECENT DEVELOPMENTS

ACQUISITIONS AND DEVELOPMENT

     From January 1, 1998 to March 15, 1999, the Company invested approximately $466.2 million ($424.6 million in cash, the assumption of $31.6 million of debt and the issuance of $10.0 million in partnership interests ('Units') in two partnerships that the Company controls) in 32 operating properties containing approximately 2.2 million square feet and land held for future development which is expected to support the future development of approximately 4.7 million square feet of office space on this land, as of March 15, 1999, the Company had developed and placed into service approximately 133,000 square feet of office space and placed under construction approximately 1.7 million square feet of additional office space. The table below provides certain information by market regarding the operating properties acquired between January 1, 1998 and March 15, 1999:

                                                         PURCHASE
                                                           PRICE         NUMBER OF       RENTABLE
REGION/MARKET                                          (IN MILLIONS)     PROPERTIES     SQUARE FEET
---------------------------------------------------    -------------     ----------     -----------
SOUTHEAST REGION
  Atlanta..........................................       $   8.8             1             83,000
PACIFIC REGION
  San Francisco Bay Area...........................         194.3            15          1,129,000
  Orange County/Los Angeles........................          23.7             6            182,000
  San Diego........................................          33.8             7            276,000
CENTRAL REGION
  Dallas...........................................          39.3             2            379,000
MOUNTAIN REGION
  Phoenix..........................................          19.5             1            133,000
                                                                             --
                                                       -------------                    -----------
     Total.........................................       $ 319.4            32          2,182,000
                                                                             --
                                                                             --
                                                       -------------                    -----------
                                                       -------------                    -----------

     The following table provides certain information regarding land acquired by the Company (directly or through CarrAmerica Development) between January 1, 1998 and March 15, 1999:

                                                                             SQUARE FEET         FUTURE
                                                                                UNDER          BUILDABLE
REGION/MARKET                                                                CONSTRUCTION    SQUARE FOOTAGE
--------------------------------------------------------------------------   ------------    --------------
PACIFIC REGION:
  San Francisco Bay Area..................................................       592,000(1)       262,000
  Portland, Oregon........................................................       254,000          317,000
  San Diego...............................................................        80,000           77,000
                                                                             ------------    --------------
     Subtotal.............................................................       926,000          656,000
                                                                             ------------    --------------

MOUNTAIN REGION:
  Denver..................................................................            --        1,189,000
  Phoenix.................................................................       215,000               --
                                                                             ------------    --------------
     Subtotal.............................................................       215,000        1,189,000
                                                                             ------------    --------------

CENTRAL REGION:
  Austin..................................................................       258,000          173,000
  Dallas..................................................................       337,000          608,000
                                                                             ------------    --------------
     Subtotal.............................................................       595,000          781,000
                                                                             ------------    --------------

SOUTHEAST REGION:
  Downtown Washington, D.C................................................            --(2)            --
                                                                             ------------    --------------
     Subtotal.............................................................            --               --
                                                                             ------------    --------------
Total.....................................................................     1,736,000        2,626,000
                                                                             ------------    --------------
                                                                             ------------    --------------

------------------
(1) Excludes 133,000 square feet which were purchased, developed and placed in service during 1998.
(2) Excludes 229,000 square feet which were purchased in 1998, placed under construction, and subsequently contributed to a joint venture in which the Company currently holds a 35% interest.

     The following table provides certain information regarding the acquisition by OmniOffices and Omni UK of executive suites businesses between January 1, 1998 and March 15, 1999:

                                                   PURCHASING     PURCHASE PRICE     NUMBER OF
MARKET                                             AFFILIATE      (IN MILLIONS)       CENTERS
-----------------------------------------------   ------------    --------------     ---------
New York City..................................   OmniOffices         $ 33.5(1)          10
Washington, DC.................................   OmniOffices            9.9              6
Chicago........................................   OmniOffices           55.7             21
Atlanta........................................   OmniOffices           12.3              5
Boston.........................................   OmniOffices           18.6              6
San Rafael.....................................   OmniOffices            1.0              1
New Jersey.....................................   OmniOffices           18.5             10
Parsippany.....................................   OmniOffices            6.2              3
Salt Lake City.................................   OmniOffices            5.8              5
Phoenix........................................   OmniOffices            3.6              2
St. Louis......................................   OmniOffices            2.3              1
London.........................................   Omni UK               37.3(2)           6
                                                                                         --
                                                                     -------
  Total........................................                       $204.7             76
                                                                                         --
                                                                                         --
                                                                     -------
                                                                     -------

------------------
(1) Purchase price also included the issuance of warrants to purchase stock in OmniOffices.
(2) Purchase price net of contingent consideration of approximately $17.3 million.

FINANCING ACTIVITY

     In 1998, the Company raised approximately $647 million in public and private offerings of equity and debt. In January 1998, the Company raised $200 million from a private debt offering. In April 1998, the Company raised approximately $297 million from two public equity offerings. In October 1998, the Company raised $150 million from a public debt offering. The proceeds of these offerings generally were used to repay amounts outstanding under the Company's line of credit and for other general corporate purposes.

     In April 1998, the Company sold 5,000,000 shares of common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated ('Merrill Lynch'), resulting in net proceeds of approximately $147 million, in what is commonly known as a 'forward equity sale' transaction. In connection with that transaction, the Company entered into an agreement with Merrill Lynch under which the parties agreed to adjust the number of shares of common stock issued to Merrill Lynch (or the aggregate purchase price paid for such shares) based upon the proceeds received by Merrill Lynch upon a resale of the shares in April 1999 in relation to the amount originally paid by Merrill Lynch ($150 million), plus a forward accretion component and less dividends paid on the shares. The Company settled this agreement with cash payments in October 1998 and March 1999, and the 5,000,000 shares were returned to the Company and cancelled.

     The Company and one of its affiliates entered into a joint venture with J.P. Morgan & Co. to purchase and develop 1201 F Street in downtown Washington, D.C. J.P. Morgan & Co. has become a 65% joint venture partner in the partnership that owns the property and has committed to provide its pro-rata share of the required expected capital of $71.8 million. In addition, Bank of America and Mass Mutual have agreed to provide construction financing and permanent financing for this project.

     Also, during the fourth quarter, the 2600 West Olive property in Burbank, California was refinanced for 10 years at a fixed rate of 6.75%. In addition, $29.3 million of mortgage debt secured by the Parkway North I property in Deerfield, Illinois was refinanced for five years at a fixed rate of 6.92% and the 1717 Pennsylvania Avenue property in downtown Washington, D.C. received $12.5 million of financing for 10 years at a fixed rate of 6.63%.

     In March 1999, the Company closed on a refinancing of the loans secured by 1255 23rd Street, 1730 Pennsylvania Avenue and International Square properties, all of which are located in downtown Washington, D.C., which refinancing increased the aggregate principal amount of the loan by $40.0 million to approximately $222.0 million, extended the term approximately six years and adjusted the interest rates to one global fixed interest rate of 8.12%. In February 1999, the Company extended the mortgage on 1775 Pennsylvania Avenue in downtown Washington, D.C. for three months. The Company expects to replace the current $6.1 million note with a $12.0 million, 10-year loan which will bear interest at a fixed rate of 6.79%. As this transaction is subject to certain conditions, there can be no assurance that it will close.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the 'Reform Act'). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company and its affiliates or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: national and local economic, business and real estate conditions that will, among other things, affect demand for office properties, availability and creditworthiness of tenants, the level of lease rents and the availability of financing for both tenants and the Company, adverse changes in the real estate markets, including, among other things, competition with other companies, risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget), actions, strategies and performance of affiliates that the Company may not control, governmental actions and initiatives, and environmental/safety requirements.

DIRECTORS OF THE COMPANY

     The directors of the Company are divided into three classes, with approximately one-third of the directors elected by the stockholders annually. The Board of Directors of the Company currently consists of the following persons:

     Oliver T. Carr, Jr., 73, has been Chairman of the Board of Directors of the Company since February 1993. He also served as Chief Executive Officer of the Company from 1993 to 1997. Mr. Carr's term as a director of the Company expires at the 1999 Annual Meeting of Stockholders and he has been renominated for election by the stockholders at that meeting to serve another three-year term. Mr. Carr founded The Oliver Carr Company in 1962 and since that time has been its Chairman of the Board and a director. In addition, Mr. Carr has served as President of The Oliver Carr Company since February 1993. He was Chairman of the Board of Trustees of The George Washington University until May 1995. Mr. Carr is the father of Thomas A. Carr, the Company's current President and Chief Executive Officer, and Robert O. Carr, the President of Carr Urban Development, Inc. Mr. Carr is a member of the Investment Committee and the Executive Committee of the Board of Directors.

     Thomas A. Carr, 40, has been President and a director of the Company since February 1993. Mr. Carr's term as a director of the Company expires at the 2001 Annual Meeting of Stockholders. In May 1997, Mr. Carr was appointed Chief Executive Officer of the Company, at which time he resigned as Chief Operating Officer of the Company, a position he had held since April 1995. Prior to such time, Mr. Carr was the Company's Chief Financial Officer from February 1993 to April 1995. Mr. Carr is a director of The Oliver Carr Company. Mr. Carr holds a Masters in Business Administration degree from Harvard Business School, and a Bachelor of Arts degree from Brown University. Mr. Carr is a member of the National Association of Real Estate Investment Trusts; the Young Presidents Organization; the Federal City Council and the International Development Research Council. Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Mr. Robert O. Carr. Mr. Carr is a member of the Investment Committee and the Executive Committee of the Board of Directors. In addition, Mr. Carr is a member of management's Operating Committee and Investment Committee.

     Ronald Blankenship, 49, was appointed as a director of the Company in August 1998 to fill a vacancy until the 1999 Annual Meeting of Stockholders, and has been nominated for election by the stockholders at that meeting to serve the remainder of a term that expires at the 2000 Annual Meeting of Stockholders. Mr. Blankenship was nominated to the Board as a designee of SC-USREALTY, a major stockholder of the Company. Mr. Blankenship has been the Vice Chairman and Chief Operating Officer of Security Capital Group Incorporated since May 1998. Previously, Mr. Blankenship was Managing Director of Security Capital Group Incorporated from March 1991 to May 1998. Mr. Blankenship is a director of Security Capital Group Incorporated and Storage USA, Inc. He received his B.B.A. from the University of Texas at Austin. Mr. Blankenship is a member of the Executive Compensation Committee of the Board of Directors.

     Andrew F. Brimmer, 72, has been a director of the Company since February 1993. Dr. Brimmer's term as a director of the Company expires at the 1999 Annual Meeting of Stockholders and he has been renominated for election by the stockholders at that meeting to serve another three-year term. He has been President of Brimmer & Company, Inc., an economic and financial consulting firm, since 1976. Dr. Brimmer is the Wilmer D. Barrett Professor of Economics at the University of Massachusetts--Amherst. He also serves as a director of BlackRock Investment Income Trust, Inc. (and other funds), Borg-Warner Automotive, Inc., and Airborne Express. From 1995 to 1998, Dr. Brimmer served as chairman of the District of Columbia Financial Control Board. He also was a member of the Board of Governors of the Federal Reserve System from 1966 through 1974. Dr. Brimmer received a B.A. degree and a masters degree in economics from the University of Washington and a Ph.D. in economics from Harvard University. Dr. Brimmer is a member of the Audit Committee of the Board of Directors.

     A. James Clark, 71, has been a director of the Company since February 1993. Mr. Clark's term as a director of the Company expires at the 2000 Annual Meeting of Stockholders. He has been Chairman of the Board and President of Clark Enterprises, Inc., a Bethesda, Maryland-based company involved in real estate, communications, and commercial and residential construction, since 1972. Mr. Clark is a member of the University of Maryland Board of Visitors and Foundation, and is a Trustee Emeritus of the Johns Hopkins University and the Johns Hopkins Board of Medicine. He is also a member of the PGA Tour Golf Course Properties Advisory Board and an advisory director of Potomac Electric Power Company. Mr. Clark is a graduate of the University of Maryland. Mr. Clark is a member of the Investment Committee, the Executive Committee, the Executive Compensation Committee, and the Nominating Committee of the Board of Directors.

     Timothy Howard, 50, was appointed as a director of the Company in August 1998 to fill a vacancy until the 1999 Annual Meeting of Stockholders, and has been nominated for election by the stockholders at that meeting to serve the remainder of a term that expires at the 2000 Annual Meeting of Stockholders. Mr. Howard has been the Executive Vice President and Chief Financial Officer of Fannie Mae since 1990. From 1988 to 1990, Mr. Howard was Executive Vice President--Asset Management of Fannie Mae. Mr. Howard has held positions of increasing responsibility with Fannie Mae since beginning with the company in 1982. Mr. Howard received his Bachelor of Science and Masters in Economics degrees from UCLA. Mr. Howard is a member of the Audit Committee and the Executive Compensation Committee of the Board of Directors.

     Caroline S. McBride, 45, has been a director of the Company since July 1996. Ms. McBride's term as a director of the Company expires at the 2001 Annual Meeting of Stockholders. Ms. McBride was nominated to the Board of Directors as a designee of SC-USREALTY. Since March 1997, Ms. McBride has been a Managing Director of Security Capital Global Strategic Group, an affiliate of SC-USREALTY. From June 1996 to July 1997, Ms. McBride was Managing Director of Security Global Capital Management Group. Prior thereto, from July 1978 to May 1996, Ms. McBride was with IBM, where she was director of private market investments for the IBM Retirement Fund from 1994 to 1996 and director of real estate investments for the IBM Retirement Fund from 1992 to 1994. Ms. McBride is on the Board of Directors of Storage USA, Inc., BelmontCorp, CWS Communities Trust and the Real Estate Research Institute. Ms. McBride received her Masters in Business Administration degree from New York University and a Bachelor of Arts degree from Middlebury College. Ms. McBride is a member of the Investment Committee and the Audit Committee of the Board of Directors.

     William D. Sanders, 57, has been a director of the Company since May 1996. Mr. Sanders' term as a director of the Company expires at the 1999 Annual Meeting of Stockholders and he has been renominated for election by the stockholders at that meeting to serve another three-year term. Mr. Sanders was nominated to the Board as a designee of SC-USREALTY. He is the founder and Chairman of Security Capital Group, an affiliate of SC-USREALTY. Mr. Sanders retired on December 31, 1989 as Chief Executive Officer of LaSalle Partners Limited, a firm he founded in 1968. Mr. Sanders is on the Board of Directors of Security Capital European Realty, SC-USREALTY, and Storage USA, Inc. Mr. Sanders is a former trustee and member of the executive committee of the University of Chicago and a former trustee fellow of Cornell University. Mr. Sanders received his Bachelor of Science degree from Cornell University. Mr. Sanders is a member of the Nominating Committee of the Board of Directors.

     Wesley S. Williams, Jr., 56, has been a director of the Company since February 1993. Mr. Williams' term as a director of the Company expires at the 2001 Annual Meeting of Stockholders. Mr. Williams has been a partner of the law firm of Covington & Burling, Washington, D.C., since 1975. He was adjunct professor of real estate finance law at Georgetown University Law Center from 1971 to 1973 and is a contributing author to several texts on banking law and on real estate finance and investment. Mr. Williams is on the Editorial Advisory Board of the District of Columbia Real Estate Reporter. Mr. Williams serves as a director of Blackstar Communications, Inc.; Blackstar LLC; and the Federal Reserve Bank of Richmond, Virginia. Mr. Williams is Co-Chairman of the Board of Directors and Co-CEO of The Lockhart Caribbean Corporation and its real estate, insurance, consumer finance, and internet services subsidiaries. Mr. Williams is a member of the Executive Committee of the Board of Trustees of Penn Mutual Life Insurance Company, of which he is the Senior Trustee. Mr. Williams received B.A. and J.D. degrees from Harvard University, an M.A. degree from the Fletcher School of Law and Diplomacy and an LL.M. from Columbia University. Mr. Williams is a member of the Executive Compensation Committee of the Board of Directors.

EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES OF THE COMPANY

     As of March 15, 1999, the Company's executive officers and key employees (including certain executive officers and key employees of OmniOffices, CarrAmerica Development and other affiliates of the Company) were as follows:

     Kent C. Gregory, 48, has been the Company's Managing Director--National Services since July 1997. Prior to that time, Mr. Gregory had been employed by Opus, a real estate services company, since 1991, serving as Senior Vice President of National Accounts. He holds a Masters in Business Administration from Pace University and a Bachelor of Arts degree in Business Administration from St. Thomas University. Mr. Gregory is a member of management's Operating Committee and Investment Committee.

     Philip L. Hawkins, 43, has been the Company's Chief Operating Officer since October 1998. Prior to that time Mr. Hawkins served as the Company's Managing Director--Asset Management since February 1996. Prior to that time, Mr. Hawkins had been employed by LaSalle Partners Limited, a real estate services company, since 1982, serving as Executive Vice President, Eastern Division, Asset Management Group since 1995, Senior Vice President, Northeast Region, Asset Management Group from 1990 to 1994, and in other asset management positions prior to that time. Mr. Hawkins also was a director of LaSalle Partners Limited. He holds a Masters in Business Administration from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Hamilton College. Mr. Hawkins is a member of management's Operating Committee and Investment Committee. Mr. Hawkins serves as a director and officer of certain subsidiaries and affiliates of the Company, including as a director of OmniOffices.

     Richard F. Katchuk, 52, has been the Company's Chief Financial Officer since February 1999. Prior to that time, Mr. Katchuk served as Chief Financial Officer and Corporate Executive Vice President of Crestar Financial Corporation since 1995. Prior to joining Crestar Financial Corporation, Mr. Katchuk was with Banc One, serving as a Senior Vice President Corporate Finance from 1988 to 1995. Mr. Katchuk holds a Bachelor of Arts degree in Economics from Hobart & William Smith Colleges. Mr. Katchuk is a member of management's Operating Committee and Investment Committee.

     Linda A. Madrid, 39, has been the Company's Managing Director, General Counsel and Corporate Secretary since November 1998. Ms. Madrid had served as the Company's Senior Vice President and General Counsel since March 1998. Prior to that time, Ms. Madrid had been Senior Vice President, Managing Director of Legal Affairs and Corporate Secretary of Riggs National Corporation/Riggs Bank N.A. since February 1996 and Vice President and Litigation Manager from September 1993 to January 1996. Prior to that time, Ms. Madrid practiced law in several law firms in Washington, D.C. and served as Assistant General Counsel for Amtrak. Ms. Madrid holds a J.D. from Georgetown University Law Center and a Bachelor of Arts degree from Arizona State University. Ms. Madrid is a member of management's Operating Committee.

     Paul R. Adkins, 40, has been the Company's Senior Vice President, Market Officer for Washington, D.C. since August 1996. Mr. Adkins has been with the Company for over 17 years, including serving as Vice President of Acquisitions from May 1994 to August 1996. Prior to that, Mr. Adkins served in a variety of other capacities with the Company, with over 12 years in commercial real estate leasing. Mr. Adkins is a member of the District of Columbia's Building Industry Association and Northern Virginia's National Association of Industrial and Office Parks. Mr. Adkins holds a Bachelor of Arts degree in Economics from Bucknell University.

     Steven N. Bralower, 50, has been Executive Vice President of Carr Real Estate Services, Inc. ('Carr Services, Inc.'), an affiliate of the Company that conducts management and leasing operations since January 1999, and Senior Vice President of Carr Realty, L.P., a subsidiary of the Company, since May 1996. Mr. Bralower was Senior Vice President of Carr Services, Inc. from 1993 to May 1996. Mr. Bralower is a member of the Greater Washington Commercial Association of Realtors. Mr. Bralower has been a member of the Georgetown University Law Center adjunct faculty since 1987. Mr. Bralower holds a Bachelor of Arts degree from Kenyon College.

     Robert L. Brumm, 47, has been a Senior Vice President of the Company since February 1998. Prior to that Mr. Brumm had been Vice President, Human Resources and Administration of the Company since May 1996. From 1993 to 1996, Mr. Brumm held the same position with Carr Services, Inc. He is responsible for managing the Human Resources, Risk Management, Training, and Office Management functions. He has over 20 years of experience, including eight years with Mark Controls Corporation and five years with the real estate division of Philip Morris, Inc. Mr. Brumm received his Bachelors degree from California State University at Long Beach.

     Robert O. Carr, 49, has been President of Carr Urban Development, Inc., a subsidiary of CarrAmerica Development, since June 1998, and Chairman of the Board of Directors of Carr Services, Inc., since February 1993. Mr. Carr served as a director of the Company from 1993 until 1997 and as President of Carr Services, Inc. from 1993 to 1998. Mr. Carr is a director of The Oliver Carr Company and, from 1987 until February 1993, served as its President and Chief Executive Officer. Mr. Carr is a member of the Boards of Directors for the Greater Washington Research Center, the Corcoran School of Art and the National Cathedral School for Girls. Mr. Carr is also a member of the Greater Washington Board of Trade, the Urban Land Institute and the D.C. Chamber of Commerce. Mr. Carr holds a Bachelor of Arts degree from Trinity College. Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Thomas A. Carr.

     Clete Casper, 39, has been the Company's Vice President, Market Officer for Seattle since July 1996. Mr. Casper has over 10 years of experience in real estate and marketing. Mr. Casper's most recent experience includes one year as a Senior Associate with CB Commercial Real Estate Group Inc., Seattle, Washington. Prior to that, Mr. Casper was with Sabey Corporation in Seattle, Washington, serving as Development Manager for four years and a Marketing Associate for five years. Mr. Casper is a graduate of Washington State University.

     John J. Donovan, Jr., 55, has been President of Carr Services, Inc., since January 1999. Prior to that time, Mr. Donovan served as Senior Vice President of Carr Services, Inc. from 1993 to 1998. He is a member of the Advisory Board for Jubilee Enterprise of Greater Washington, the Economic Club of Washington, the Greater Washington Board of Trade and the Greater Washington Commercial Association of Realtors. Mr. Donovan holds a Bachelor of Arts degree from Georgetown University.

     Karen B. Dorigan, 34, has been a Senior Vice President of the Company since May 1997. Prior to that, Ms. Dorigan was the Company's Vice President--Land Due Diligence since January 1996. Prior to that time, Ms. Dorigan served for more than nine years in a variety of capacities in the development business of The Oliver Carr Company, including from February 1993 to January 1996 as a Vice President. She is a past member of the Northern Virginia Building Industry Association's Arlington Chapter Council. Ms. Dorigan holds a Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School.

     J. Thad Ellis, 38, has been the Company's Vice President, Market Officer for Atlanta since November 1996. Mr. Ellis has over 15 years of experience in real estate. Mr. Ellis' most recent experience includes 10 years with Peterson Properties, where his primary responsibility was to oversee and coordinate leasing and property management for the management services portfolio. Mr. Ellis is a graduate of Washington & Lee University and is involved with the National Association of Industrial and Office Parks and Atlanta's Chamber of Commerce and is on the Advisory Board of Black's Guide.

     Richard W. Greninger, 47, has been Senior VicePresident--Operations of the Company since January 1998. Prior to that, Mr. Greninger had been the Senior Vice President of Carr Services, Inc. since March 1995. Prior to that time, he had been Vice President of Carr Services, Inc. since February 1993. During 1994, Mr. Greninger served as President of the Greater Washington Apartment and Office Building Association. Mr. Greninger has served as a director of both the Institute of Real Estate Management and the Building Owners and Managers Association. Mr. Greninger holds a Masters in Business Administration from the University of Cincinnati and a Bachelor of Science degree from Ohio State University.

     Gary M. Kusin, 47, has been President and Chief Executive Officer of OmniOffices since September 1998. Prior to that time, Mr. Kusin was co-founder and Chairman of Laura Mercier Cosmetics. Prior to his launch of Laura Mercier Cosmetics, Mr. Kusin was co-founder and President of Babbage's, Inc., a computer software and video game retailing business. Mr. Kusin holds a Masters in Business Administration degree from Harvard Business School and a Bachelor of Arts degree from the University of Texas at Austin.

     Austin W. Lehr, 37, has been the Company's Vice President, Market Officer for Denver since July 1996. Mr. Lehr has over 14 years of experience in real estate management, marketing, and development. Mr. Lehr's most recent experience includes four years as a Vice President with Southwest Value Partners and Affiliates in Phoenix, Arizona. Prior to that, Mr. Lehr spent four years with Draper and Kramer, lncorporated in Washington, D.C. as the Director of Development and Marketing. Mr. Lehr is a Director of the Chapter of NAIOP, a Director for Brokers for Battered Kids and a guest lecturer at University of Colorado's Real Estate Center. Mr. Lehr holds a Masters of Management degree from Northwestern University and a Bachelor of Arts degree from Williams College.

     Dwight L. Merriman, 38, has been the Company's Senior Vice President, Market Officer for Southern California since 1996. Mr. Merriman has over 15 years of experience in real estate, operations, acquisitions, construction, marketing and development. From 1995 to 1996 Mr. Merriman served as Vice President with Security Capital Pacific Trust (an affiliate of SC-USREALTY) in Irvine, California. Prior to that, Mr. Merriman spent 11 years with Overton, Moore in Los Angeles, serving as the regional development and operating partner for Orange County and Riverside County in the Southern California Market. Mr. Merriman holds a Masters in Business Administration from the University of California at Los Angeles and a Bachelors degree from the University of Southern California.

     Robert M. Milkovich, 39, has been the Company's Vice President, Market Officer for Phoenix, Arizona since January 1998. Mr. Milkovich has over 14 years of experience in real estate leasing. Mr. Milkovich's most recent experience includes five years as the Assistant Vice President of leasing for Carr Services, Inc. Mr. Milkovich holds a Bachelor of Science in Business Administration from the University of Maryland.

     Gerald J. O'Malley, 55, has been the Company's Vice President, Market Officer for Chicago since July 1996. Mr. O'MalIey has over 32 years of experience in real estate marketing. Mr. O'Malley's most recent experience includes 10 years as founder and President of G. J. O'MaIIey & Company, a real estate office leasing company. Mr. O'Malley holds a Bachelors of Business Administration degree from Loyola University.

     Jeffrey S. Pace, 36, has been the Company's Vice President, Market Officer for Austin, Texas since May 1997. Mr. Pace has over 14 years of experience in real estate marketing. Mr. Pace's most recent experience was with Trammell Crow Company, where he served as Marketing Director. Prior to that time, Mr. Pace held the position of Marketing Representative in the Dallas and Austin markets for Carlisle Property Company, Stockton, Luedmann, French & West and Trammell Crow Company from 1985 to 1997. Mr. Pace holds a Masters of Business Administration from the University of Texas at Arlington and a Bachelor of Science from the University of Texas at Austin.

     James D. Peterson, 51, has been the Company's Vice President, Market Officer for Florida since November 1996. Mr. Peterson has over 25 years of experience in the real estate field. From 1993 to October 1996 Mr. Peterson served as Vice President of Peterson Properties with responsibility for property operations in Florida. Mr. Peterson is involved with the National Association of Industrial and Office Parks and is a member of Boca Raton's Chamber of Commerce. Mr. Peterson holds a Masters in Business Administration from University of Texas at Austin and a Bachelor of Science degree in Economics from University of North Carolina at Chapel Hill.

     William H. Vanderstraaten, 38, has been the Company's Vice President, Market Officer for Dallas since April 1997. Mr. Vanderstraaten has over 16 years of experience in real estate development and leasing fields. Mr. Vanderstraaten's most recent experience prior to working for the Company includes eight years as Vice President--New Development for Harwood Pacific Corporation in Dallas, Texas, where his primary responsibilities were directing large scale development projects and coordinating leasing efforts for portfolios. Mr. Vanderstraaten holds a Bachelor of Science degree in Business Administration from Southern Methodist University.

     Debra A. Volpicelli, 34, has been the Company's Treasurer and Controller since May 1995. Prior to that time, Ms. Volpicelli had been the Company's Tax Manager since February 1993. Ms. Volpicelli holds a Bachelor of Science degree in Business Administration from Georgetown University and is a Certified Public Accountant.

     Joseph D. Wallace, 35, has been the Chief Financial Officer of OmniOffices since January 1999. Prior to that time Mr. Wallace served as the Executive Vice President of OmniOffices since October 1997. Prior to that time, Mr. Wallace had served as the Company's Vice President--Building Due Diligence since January 1996 and was responsible for supervising building acquisition due diligence. Prior to that time, Mr. Wallace had been the Company's Vice President of Asset Management since February 1993. Mr. Wallace holds a Bachelor of Science degree in Commerce from University of Virginia.

     James S. Williams, 42, has been a Senior Vice President of CarrAmerica Development, with responsibility for oversight of all development, design and construction operations, since October 1996. Mr. Williams rejoined the Company after two years as Vice President of Operations of Chadwick International. Prior to that, from 1983 to 1994, he served in a variety of capacities for The Oliver Carr Company. Mr. Williams is a guest lecturer at George Washington University. Mr. Williams holds a Bachelor of Science degree in Business Administration from West Virginia University.

     Thomas M. Yockey, 44, has been a Senior Vice President of CarrAmerica Development since June 1997, with primary responsibility for the Company's build-to-suit development program and for management of the Company's development coordinator group. Prior to that time, since 1994, Mr. Yockey was a Vice President, with responsibility for securing and managing several of the Company's major development projects. From 1987 to 1994, Mr. Yockey worked in a variety of capacities with the Company's predecessor companies. Mr. Yockey holds a Masters Degree from the Department of City and Regional Planning at the University of North Carolina and a Bachelor of Arts Degree in Economics from the University of Michigan.

RISK FACTORS

     In addition to the other information in this document, you should consider carefully the following risk factors in evaluating an investment in our securities.

OUR PERFORMANCE IS SUBJECT TO RISKS ASSOCIATED WITH REAL ESTATE INVESTMENT

     We are a real estate company that derives most of its income from the ownership and operation of office buildings. There are a number of factors that may adversely affect the income that our properties generate, including the following:

     Economic Downturns. Downturns in the national economy, or in regions or localities where our properties are located, generally will negatively impact the demand for office space.

     Oversupply of Office Space. An oversupply of space in markets where we own office properties making it more difficult for us to lease space at attractive rental rates would typically cause rental rates and occupancies to decline.

     Competitive Properties. If our properties are not as attractive to tenants (in terms of rents, services or location) as other properties that are competitive with ours, we could lose tenants to those properties, or could have to reduce our rental rates to compensate for that disparity.

     Renovation Costs. In order to maintain the quality of our office buildings and successfully compete against other properties, we periodically have to spend money to repair and renovate our properties.

     Tenant Risk. Our performance depends on our ability to collect rent from our tenants. While no tenant in our portfolio accounted for more than 5% of our rental revenue as of December 31, 1998, the Company's financial position may be adversely affected by financial difficulties experienced by a major tenant, or by a number of smaller tenants, including bankruptcies, insolvencies or general downturns in business.

     Reletting Costs. As leases expire, we try to either relet the space to an existing tenant or attract a new tenant to occupy the space. In either case, we likely will incur significant costs in the process. In addition, if market rents have declined since the time the expiring lease was entered into, the terms of any new lease signed likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the income earned from that space.

     Regulatory Costs. There are a number of government regulations, including zoning and tax laws, that apply to the ownership and operation of office buildings. Compliance with existing and newly adopted regulations often requires us to spend a significant amount of money on our properties.

     Fixed Nature of Costs. Most of the costs associated with owning and operating an office building are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

     Environmental Problems Are Possible and Can Be Costly. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. The presence of or failure to clean up contamination may adversely affect our ability to sell or lease a property or to borrow using a property as collateral.

     Competition. A number of other major real estate investors with significant capital compete with us. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds.

NEW DEVELOPMENTS AND ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED

     Over the last few years, we have embarked on a major acquisition and development program. In deciding whether to acquire or develop a particular property, we made certain assumptions regarding the expected future performance of that property. If a number of these new properties do not perform as expected, our financial performance will be adversely affected.

     While our acquisition pace has declined significantly, we remain very active in developing office properties. New office property developments are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project will increase, and there may be costs incurred for projects that are not completed.

OUR USE OF DEBT SUBJECTS US TO VARIOUS FINANCING RISKS

     While we believe that we have a conservative borrowing policy, we do regularly borrow money to finance our business, particularly the acquisition and development of properties. We generally incur unsecured debt, although in many cases we will incur mortgage debt that is secured by one or more of our office buildings. There are certain risks inherent in borrowing money, including the following:

     No Limitation on Debt Incurrence. The Company's organizational documents do not limit the amount of debt the Company can incur. The degree of leverage of the Company could have important consequences, including making it more difficult for us to obtain additional financing in the future for business needs, as well as making us more vulnerable to an economic downturn.

     Possible Inability to Meet Scheduled Debt Payments. If our properties do not perform as expected, our cash flow from our properties may not be enough to make required principal and interest payments. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of the Company's assets in order to receive payment.

     Inability to Refinance Debt. In almost every case, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will be insufficient in all years to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

     As a general matter, we use our line of credit and cash on hand received from asset dispositions and joint ventures to finance our development and acquisition activities, with the expectation that long-term permanent financing will be obtained once the property is stabilized. If permanent debt or equity financing is unavailable on acceptable terms in the future, it may significantly restrict our development and acquisition programs.

     Financial Covenants Could Adversely Affect Our Financial Condition. The Company's credit facilities and the indentures under which the Company's senior unsecured indebtedness is issued contain financial and operating covenants, including coverage ratios and other limitations on the Company's ability to incur secured and unsecured indebtedness, sell all or substantially all of its assets and engage in mergers, consolidations and certain acquisitions. These covenants may restrict the Company's ability to engage in transactions that would otherwise be in the Company's best interests.

OUR BUSINESS STRUCTURE HAS CERTAIN RISKS ASSOCIATED WITH IT

     A Major Stockholder Has Influence on Our Operations. SC-USREALTY owned approximately 39.9% of the outstanding shares of our common stock (36.2% on a fully diluted basis) as of March 15, 1999. No other stockholder is permitted to own more than 5% of our common stock, subject to certain exceptions. Under a Stockholders Agreement with the Company, SC-USREALTY has the right to nominate up to 40% of the directors. The Stockholders Agreement also gives SC-USREALTY certain rights that limit our ability to take certain actions and limits our ability to engage in certain transactions that may be in the best interests of other stockholders. This situation results in SC-USREALTY having a substantial influence over the affairs of the Company. This could potentially be disadvantageous to other stockholders' interests, which may not converge with the interests of SC-USREALTY.

     Certain Officers and Directors May Have Interests that Conflict with the Interests of Stockholders. Certain officers and members of the board of directors of the Company own units of limited interest partnership in Carr Realty, L.P., a partnership that owns some of the Company's properties. These individuals may have personal interests that conflict with the interests of the Company's stockholders with respect to business decisions affecting the Company and Carr Realty, L.P., such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. The Company, as the sole general partner of Carr Realty, L.P., has the exclusive authority to determine whether and on what terms the partnership will sell or refinance an individual property, but the effect of certain transactions on these unitholders may influence decisions affecting these properties.

     We May Not Be Able to Sell Properties When Appropriate. Real estate property investments generally cannot be sold quickly. In addition, the tax laws applicable to REITs restrict our ability to dispose of certain properties. Therefore, we may be unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position.

     Lack of Voting Control Over Some of Our Affiliates. While most of our income is generated from the ownership and operation of our office buildings, we own nonvoting interests in four affiliates that either currently produce or are expected in the future to produce significant contributions to our income. Carr Services, Inc. conducts management and leasing operations for third parties and for office buildings in which we own less than a 100% interest. CarrAmerica Development conducts fee-based development services for the Company and for third parties. OmniOffices and Omni UK are engaged in the executive suites business, providing short-term office space together with telephone answering, data processing and other office support services. As of December 31, 1998, the Company owned approximately 95% of the economic interest in each of these companies through the ownership of nonvoting common stock. The voting stock of each of these companies is owned by certain entities and individuals that have some affiliation with the Company (or, in the case of Omni UK, by OmniOffices).

     The Company owns nonvoting stock in these companies because the tax laws applicable to REITs prohibit the Company from owning more than a 10% voting interest. As a result, the Company has no right to elect the directors of these companies, and its ability to influence their operations is limited. These companies may engage in business activities that are not in the Company's best interests.

     We Depend On External Capital. To qualify as a REIT, we generally must distribute to our stockholders each year at least 95% of our net taxable income. Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for property development and acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings.

CERTAIN FACTORS MAY INHIBIT CHANGES IN CONTROL OF THE COMPANY

     Charter and By-law Provisions. Certain provisions of our charter and by-laws may delay or prevent a change in control of the Company or other transactions that could provide our common stockholders with a premium over the then-prevailing market price of their common stock or that might otherwise be in the best interests of our stockholders. These include a staggered board of directors and the ability of our board of directors to authorize the issuance of preferred stock without stockholder approval. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our stockholders.

     Ownership Limit. In order to assist the Company in maintaining its qualification as a REIT, the Company's charter contains certain provisions generally limiting the ownership of shares of capital stock by any single stockholder to 5% of the Company's outstanding common stock and/or 5% of any class or series of preferred stock. The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a stockholder exceeds the ownership limits. These rules may cause a stockholder to be treated as owning stock that is actually owned by others, including family members and entities in which the stockholder has an ownership interest. The board of directors of the Company could waive this restriction if it were satisfied that ownership in excess of these ownership limits would not jeopardize our status as a REIT and the board otherwise decides that a waiver would be in the Company's interests. Capital stock acquired or transferred in breach of the ownership limit will be automatically transferred to a trust for the benefit of a designated charitable beneficiary.

     Maryland Law Provisions. Certain provisions of Maryland law applicable to the Company because it is a Maryland corporation prohibit 'business combinations' with any person that beneficially owns ten percent or more of the outstanding voting shares of the Company (an 'interested stockholder') or with an affiliate of the interested stockholder. These prohibitions last for five years after the most recent date on which the person became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, the Company's common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. The Company's board of directors has opted out of these business combination provisions. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the Company. The Company's board of directors may, however, repeal this election in most cases and cause the Company to become subject to these provisions in the future. Being subject to the provisions could delay or prevent a change in control or other transaction involving the Company that might involve a premium price or otherwise be in the best interests of the Company's stockholders.

THE MARKET VALUE OF OUR SECURITIES CAN BE ADVERSELY AFFECTED BY MANY FACTORS

     As with any public company, a number of factors may adversely influence the public market price of our common stock, many of which are beyond our control. These factors include: the level of institutional interest in the Company; the perception of REITs generally, and REITs with portfolios similar to ours in particular, by market professionals, and the attractiveness of securities of REITs in comparison to other companies; our financial condition and performance, and the market's perception of our growth potential and potential future cash dividends; increases in market interest rates, which may lead investors to demand a higher annual yield from distributions by the Company in relation to the price paid for our stock; and the relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our stock.

     Sales of a substantial number of shares of our stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our stock. In addition to the possibility that we may sell shares of our stock in a public offering at any time, we also may issue shares of common stock upon redemption of units of interest held by third parties in affiliated partnerships that we control, as well as upon exercise of stock options that we grant to our employees and others. All of these shares will be available for sale in the public markets from time to time. In addition, SC-USREALTY, our largest stockholder (owning more than one-third of our shares), has the right to sell its shares at any time, pursuant to registration rights granted to it in connection with its original investment in the Company.

OUR STATUS AS A REIT MAY RESULT IN RISKS FOR INVESTORS

     We believe that the Company has qualified for taxation as a REIT for federal income tax purposes, and we plan to continue to operate so that the Company meets the requirements for taxation as a REIT. If we qualify as a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that the Company is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We also are required to distribute to our stockholders at least 95% of our REIT taxable income (excluding capital gains). The fact that we hold certain of our assets through partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company's REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

     If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted the Company relief under certain statutory provisions, it would remain disqualified as a REIT for four years following the year it first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments, debt service and dividends to stockholders. This likely would have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

     Even if we qualify as a REIT, we are required to pay certain federal, state and local taxes on our income and property. For example, if the Company has net income from 'prohibited transactions,' that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction is dependent on the facts and circumstances related to that sale. While we have recently undertaken a significant number of asset sales, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. In addition, any net taxable income earned directly by some of our affiliates, including OmniOffices, Carr Services, Inc. and CarrAmerica Development, is subject to federal and state corporate income tax. Similarly, the income of our affiliate, Omni UK, is subject to some foreign taxes.

     Federal tax laws prohibit REITs from owning more than 10% of the outstanding voting securities of any issuer that is not another REIT or a 'qualified REIT subsidiary.' The Clinton Administration's fiscal year 2000 budget proposal, announced February 1, 1999, includes a proposal that would change the 10% voting securities test to a 10% vote or value test. Under the proposal, a REIT would not be able to own more than 10% of the vote or value of the outstanding securities of any corporation, except for a qualified REIT subsidiary or another REIT. The proposal also contains an exception to the 5% and 10% asset tests that would allow a REIT to have 'taxable REIT subsidiaries,' including both 'qualified independent contractor subsidiaries,' which could perform noncustomary and other currently prohibited services for tenants and other customers, and 'qualified business subsidiaries,' which could undertake third-party management and development activities as well as other non-real estate related activities. Under the proposal, no more than 15% of a REIT's total assets could consist of taxable REIT subsidiaries and no more than 5% of a REIT's total assets could consist of qualified independent contractor subsidiaries. Under the budget proposal, a taxable REIT subsidiary would not be entitled to deduct any interest on debt funded directly or indirectly by the REIT. This proposal would be effective after the date of enactment and a REIT would be allowed to combine and convert existing corporate subsidiaries into taxable REIT subsidiaries tax-free prior to a certain date. A transition period would allow for conversion of existing corporate subsidiaries before the 10% vote or value test would become effective. For the Company's taxable years after the effective date of the proposal and after any applicable transition period, the 10% vote or value test would apply to the Company's ownership in the Company's operating subsidiaries, including OmniOffices not converted into taxable REIT subsidiaries. It is presently uncertain whether any proposal regarding REIT subsidiaries, including the budget proposal, will be enacted or, if enacted, what the terms, including the effective date, of such proposal will be.

OUR COMPANY IS NOT A SUITABLE INVESTMENT FOR FOREIGN INVESTORS

     Our charter contains provisions generally preventing foreign investors (other than SC-USREALTY and its affiliates) from acquiring additional shares of the Company's capital stock if the acquisition would cause us to fail to qualify as a domestically controlled REIT under the federal tax code. The application of such provisions could prevent a foreign investor from acquiring stock or cause stock that has been acquired to be reacquired automatically from the foreign investor by a designated charitable trust. Accordingly, acquisition of our capital stock would not likely be a suitable investment for foreign investors other than SC-USREALTY.

FAILURE TO ACHIEVE YEAR 2000 COMPLIANCE MAY HAVE ADVERSE EFFECTS ON THE COMPANY

     The year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. Software and hardware may recognize a date using '00' as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with '20' could result in business or building system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. We have undertaken a comprehensive program to address the year 2000 issue. Although our year 2000 efforts are intended to minimize the adverse effects of the year 2000 issue on its business operations, the actual effects of the year 2000 issue and the success or failure of our efforts may not be known until the year 2000 and later. Failure by the Company and its major vendors, other material service providers and material clients to address adequately their respective year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2.  PROPERTIES

     GENERAL. As of December 31, 1998, the Company owned interests (consisting of whole or partial ownership interests) in 297 operating office properties located in 15 core markets across the United States. As of December 31, 1998, the Company owned fee simple title or leasehold interests in 290 of these operating office properties, controlling partial interests in two operating office properties, and non-controlling partial interests of 5% to 50% in five operating office properties. In addition, as of December 31, 1998, the Company owned (either directly or through CarrAmerica Development) 50 office properties under development. Except as disclosed in 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources,' the Company has no immediate plans to renovate its operating office properties other than for routine capital maintenance. The Company believes its properties are adequately covered by insurance. The Company believes that, as a result of its national operating system, market research capabilities, access to capital, and experience as an owner, operator and developer of office properties, it will continue to be able to identify and consummate acquisition and development opportunities and to operate its portfolio more effectively than competitors without such capabilities. The Company, however, competes in many of its core markets with other real estate operators, some of which may have been active in such markets for a longer period than the Company.

     The following table sets forth certain information about each operating property owned by the Company as of December 31, 1998:

                                                         NET                                 AVERAGE BASE
                                             COMPANY'S  RENTABLE                 TOTAL         RENT PER
                                      # OF   EFFECTIVE  AREA(1)                ANNUALIZED       LEASED
                                     BUILD-  PROPERTY  (SQUARE     PERCENT    BASE RENT(3)      SQUARE
PROPERTY                              INGS   OWNERSHIP   FEET)    LEASED(2)  (IN THOUSANDS)    FOOT(4)
------------------------------------ ------  -----    ----------  ---------  --------------  ------------
CONSOLIDATED PROPERTIES
SOUTHEAST REGION
DOWNTOWN WASHINGTON, D.C.:
  International Square..............     3   100.0%    1,014,537     95.3%      $ 30,855        $31.92
  1730 Pennsylvania Avenue..........     1   100.0       229,292     99.3          7,934         34.84
  2550 M Street.....................     1   100.0       187,931    100.0          6,338         32.73
  1775 Pennsylvania Avenue(6).......     1   100.0       143,981     99.1          4,146         29.06
  900 19th Street...................     1   100.0       100,907    100.0          3,128         31.00
  1747 Pennsylvania Avenue..........     1    89.7(7)    151,778     98.1          4,558         30.60
  1255 23rd Street..................     1    75.0(8)    305,237     97.1          8,304         28.03
WASHINGTON, D.C.:
  One Rock Spring Plaza(6)..........     1   100.0       205,298    100.0          4,791         23.34
  Tycon Courthouse..................     1   100.0       416,195     98.7          8,454         20.58
  Three Ballston Plaza(14)..........     1   100.0       302,875    100.0          7,584         25.04
  Sunrise Corporate Center..........     3   100.0       260,253    100.0          5,448         20.93
  Parkway One.......................     1   100.0        87,842    100.0          1,416         16.12
ATLANTA:
  Veridian..........................    22   100.0       190,782     85.1          2,262         13.93
  Glenridge.........................     1   100.0        64,052     76.3            829         16.96
  Century Springs West..............     1   100.0        94,893     97.3          1,551         16.79
  Holcomb Place.....................     1   100.0        72,824     96.1          1,227         17.53
  Midori............................     1   100.0        99,900    100.0          1,823         18.25
  Parkwood..........................     1   100.0       151,296     66.4          1,818         18.11
  Lakewood..........................     1   100.0        80,338    100.0          1,176         14.64
  The Summit........................     1   100.0       179,085    100.0          2,963         16.54
  Triangle Parkway..................     3   100.0        82,102     81.8            976         14.53


PROPERTY                              SIGNIFICANT TENANTS(5)

------------------------------------  ---------------------------------------------------------

CONSOLIDATED PROPERTIES
SOUTHEAST REGION
DOWNTOWN WASHINGTON, D.C.:
  International Square..............  International Monetary Fund (36%)

  1730 Pennsylvania Avenue..........  Federal Deposit Insurance Corporation (47%), King &

                                      Spalding (30%)

  2550 M Street.....................  Patton Boggs, LLP (86%)

  1775 Pennsylvania Avenue(6).......  Citibank F.S.B.(81%)

  900 19th Street...................  America's Community Bankers (30%), Stone & Webster (13%),

                                      Korn/Ferry International (12%), Lucent Technologies (11%)

  1747 Pennsylvania Avenue..........  Legg Mason Wood Walker (16%)

  1255 23rd Street..................  Academy for Educational Development (18%), Chronicle of

                                      Higher Education (16%), Seabury & Smith (16%), Peabody &

                                      Brown (14%)

WASHINGTON, D.C.:
  One Rock Spring Plaza(6)..........  Sybase (27%), Caterair (22%)

  Tycon Courthouse..................  Siemens Rolm (19%), GSA-FINCEN (16%), Vie de France

                                      (11%),

  Three Ballston Plaza(14)..........  CACI (51%), Eastman Kodak (20%), Nixon & Vanderhye, PC

                                      (11%)

  Sunrise Corporate Center..........  Software AG (58%), LaFarge Corporation (12%)

  Parkway One.......................  EIS International (89%)

ATLANTA:
  Veridian..........................  Edwards Baking Company (17%)

  Glenridge.........................  Industrial Computer Corporation (40%)

  Century Springs West..............  Newcare Health Corporation (24%)

  Holcomb Place.....................  Intercept Holdings, Inc. (26%), Hitachi Telecom (USA),

                                      Inc. (20%), The Progeni Corporation (13%)

  Midori............................  National Consumer Services Corporation (66%), UPS (21%)

  Parkwood..........................  American Flat Glass (10%)

  Lakewood..........................  ISS (30%), Paychex (25%), Hickson Corporation (23%),

                                      Morrison's (19%)

  The Summit........................  Unisys Corporation (73%), GE Claims Service (14%), CSC

                                      Continuum, Inc. (14%)

  Triangle Parkway..................  Injoy, Inc. (28%), Wakefield / Beasley & Associates (16%)


                                                         NET                                 AVERAGE BASE
                                             COMPANY'S  RENTABLE                 TOTAL         RENT PER
                                      # OF   EFFECTIVE  AREA(1)                ANNUALIZED       LEASED
                                     BUILD-  PROPERTY  (SQUARE     PERCENT    BASE RENT(3)      SQUARE
PROPERTY                              INGS   OWNERSHIP   FEET)    LEASED(2)  (IN THOUSANDS)    FOOT(4)
------------------------------------ ------  -----    ----------  ---------  --------------  ------------
  2400 Lake Park....................     1   100.0%      100,491     93.5%      $  1,396        $14.85
  680 Engineering Drive.............     1   100.0        62,154    100.0            564          9.07
  Embassy Row.......................     3   100.0       465,858     86.2          6,745         16.79
  Waterford Center..................     1   100.0        82,161     85.1          1,271         18.17
  Spalding Ridge....................     1   100.0       128,233     96.3          2,377         19.26

FLORIDA,
BOCA RATON:
  Peninsula Plaza...................     1   100.0       162,303     93.8          2,279         14.97
  Presidential Circle...............     1   100.0       280,118     84.3          3,854         16.31
                                     ------           ----------  ---------  --------------  ------------
     SOUTHEAST REGION SUBTOTAL......    57             5,702,716     94.3        126,067         23.44

PACIFIC REGION
SOUTHERN CALIFORNIA,
ORANGE COUNTY/LOS ANGELES:
  Scenic Business Park..............     4   100.0       139,012    100.0          1,550         11.15
  Harbor Corporate Park.............     4   100.0       151,787     96.3          2,233         15.27
  Plaza PacifiCare..................     1   100.0       104,377    100.0            979          9.38
  Katella Corporate Center..........     1   100.0        80,204     92.6          1,243         16.73
  Warner Center.....................    12   100.0       343,769     98.0          7,991         23.71
  South Coast Executive Center......     2   100.0       161,310     90.7          3,058         20.90
  Warner Premier....................     1   100.0        61,553    100.0          1,358         22.07
  Westlake Corporate Center.........     2   100.0        73,061     95.9          1,322         18.88
  Von Karman........................     1   100.0       103,713    100.0          2,443         23.56
  2600 W. Olive.....................     1   100.0       145,474     95.7          3,543         25.46
  Bay Technology Center.............     2   100.0       107,481    100.0          1,606         14.94
  Alton Deere Plaza.................     6   100.0       182,146     99.0          2,663         14.77

SOUTHERN CALIFORNIA,
SAN DIEGO:
  Del Mar Corporate Plaza...........     2   100.0       123,142    100.0          1,875         15.23


PROPERTY                              SIGNIFICANT TENANTS(5)

------------------------------------  ---------------------------------------------------------

  2400 Lake Park....................  GSA (23%), Computer Language Research (22%), United

                                      Healthcare Services, Inc. (20%)

  680 Engineering Drive.............  EMS Technologies (67%), Tie/Communications, Inc. (12%),

                                      Loral Aerospace Corporation (12%)

  Embassy Row.......................  Ceridian Corporation (25%), Cabot Corporation (10%)

  Waterford Center..................  Dateq Information Network, Inc. (21%), VCG, Inc. (16%),

                                      Arkwright Mutual Insurance Company (15%), Morgan Health

                                      Group, Inc. (12%)

  Spalding Ridge....................  OHM Remediation Services Corporation (57%)

FLORIDA,
BOCA RATON:
  Peninsula Plaza...................  Motorola (11%)

  Presidential Circle...............  Suncoast Savings (12%)

     SOUTHEAST REGION SUBTOTAL......
PACIFIC REGION
SOUTHERN CALIFORNIA,
ORANGE COUNTY/LOS ANGELES:
  Scenic Business Park..............  Talbert Medical Management (24%), FHP (17%), So. Cal

                                      Blood & Tissue (12%), Coast Community College Dist. (13%)

  Harbor Corporate Park.............  Delmas (25%), Clayton Environmental (10%)

  Plaza PacifiCare..................  Pacificare Health Systems (100%)

  Katella Corporate Center..........  Friendly Hills Healthcare (19%)

  Warner Center.....................  GSA (16%), El Camino Resources (11%)

  South Coast Executive Center......  State Compensation Insurance Fund (33%)

  Warner Premier....................  Panorama Software (34%), RSL COM, USA (27%), Paging

                                      Network of L.A. (10%)

  Westlake Corporate Center.........  Payco-General American Credit (10%), Biomarphic VLSI,

                                      Inc. (10%)

  Von Karman........................  Fidelity National Title Insurance (41%), Vision Solutions

                                      (41%), Taco Bell Corporation (18%)

  2600 W. Olive.....................  The Walt Disney Company (89%)

  Bay Technology Center.............  AMRESCO (100%)

  Alton Deere Plaza.................  Prof. Coingrading Service (15%), Next Link California

                                      (24%)

SOUTHERN CALIFORNIA,
SAN DIEGO:
  Del Mar Corporate Plaza...........  Peregrine Systems, Inc. (77%), Newgen Results Company

                                      (23%)


                                                         NET                                 AVERAGE BASE
                                             COMPANY'S  RENTABLE                 TOTAL         RENT PER
                                      # OF   EFFECTIVE  AREA(1)                ANNUALIZED       LEASED
                                     BUILD-  PROPERTY  (SQUARE     PERCENT    BASE RENT(3)      SQUARE
PROPERTY                              INGS   OWNERSHIP   FEET)    LEASED(2)  (IN THOUSANDS)    FOOT(4)
------------------------------------ ------  -----    ----------  ---------  --------------  ------------
  Wateridge Pavilion................     1   100.0%       62,194    100.0%      $    924        $14.85
  Lightspan.........................     1   100.0        64,800    100.0          1,237         19.09
  Towne Center Technology Park II...     1   100.0        62,367    100.0            995         15.96
  Palomar Oaks Technology Park......     6    00.0       170,358    100.0          1,958         11.49
  Jaycor............................     1   100.0       105,358    100.0          1,719         16.32

NORTHERN CALIFORNIA,
SAN FRANCISCO BAY AREA:
  CarrAmerica Corporate Center......     6   100.0       994,930    100.0         17,701         17.79
  Sunnyvale Research Plaza(14)......     3   100.0       126,000    100.0          1,774         14.08
  Rio Robles........................     7   100.0       368,178    100.0          4,547         12.35
  Valley Business Park II...........     6   100.0       166,928    100.0          2,138         12.81
  Bayshore Centre...................     2   100.0       195,249    100.0          2,711         13.88
  Rincon Centre.....................     3   100.0       201,178    100.0          1,910          9.49
  Valley Centre II..................     4   100.0       212,082    100.0          2,647         12.48
  Valley Office Centre..............     2   100.0        68,731    100.0          1,735         25.25
  Valley Centre.....................     2   100.0       102,291    100.0          1,195         11.68
  Valley Business Park I............     2   100.0        67,784    100.0            980         14.46
  3745 North First Street...........     1   100.0        67,582    100.0            892         13.20
  3571 North First Street...........     1   100.0       116,000    100.0          1,258         10.85
  Mission Plaza(14).................     2   100.0       102,687    100.0          1,155         11.25
  North San Jose Technology Park....     4   100.0       297,038    100.0          2,994         10.08
  Foster City Technology
     Center(14).....................     2   100.0        66,869    100.0          1,100         16.45
  150 River Oaks....................     1   100.0       100,024    100.0          1,320         13.20
  Amador/Rinconada(14)..............     3   100.0       134,611    100.0          1,777         13.20


PROPERTY                              SIGNIFICANT TENANTS(5)

------------------------------------  ---------------------------------------------------------

  Wateridge Pavilion................  Stellcom, Inc. (37%), Platinum Solutions, Inc. (19%),

                                      Wateridge Insurance Services (18%), TCS Mortgage, Inc.

                                      (14%)

  Lightspan.........................  The Lightspan Partnership, Inc. (100%)

  Towne Center Technology Park II...  Gateway 2000, Inc. (100%)

  Palomar Oaks Technology Park......  Unifet, Inc. (23%), Excalibur Technologies Corporation

                                      (18%), Torrey Pines Research, Inc. (13%), Pacific

                                      Analytical, Inc. (11%), Coded Communications Corporation

                                      (11%)

  Jaycor............................  Jaycor, Inc. (100%)

NORTHERN CALIFORNIA,
SAN FRANCISCO BAY AREA:
  CarrAmerica Corporate Center......  AT&T (47%), PeopleSoft (18%), Pacific Bell Mobil Services

                                      (17%)

  Sunnyvale Research Plaza(14)......  Cadence Design Systems (68%), AEA Credit Union (27%)

  Rio Robles........................  Fujitsu (32%), KLA Instruments (27%), NEC Systems

                                      Laboratory (23%)

  Valley Business Park II...........  Computer Training Academy (20%), Pericom (17%)

  Bayshore Centre...................  Clarify, Inc. (51%), Alantec (49%)

  Rincon Centre.....................  Ontrak Systems (44%), Toshiba America Electronic (31%),

                                      Future Electronics (19%)

  Valley Centre II..................  Boston Scientific (100%)

  Valley Office Centre..............  Bank of America (21%), Quadrep (20%)

  Valley Centre.....................  Seagate Technology (40%), Gregory Associates (38%),

                                      Neoparadigm Labs, Inc. (22%)

  Valley Business Park I............  Leybold-Heraeus (35%), Tylan General (17%), LGC Wireless,

                                      Inc. (17%), Arcom Electronics (15%)

  3745 North First Street...........  Comdisco, Inc. (100%)

  3571 North First Street...........  Sun Microsystems, Inc. (100%)

  Mission Plaza(14).................  Intel Corporation (62%), Deskin Research (38%)

  North San Jose Technology Park....  AG Associates (51%), 3DFX Interactive, Inc. (26%),

                                      Elexsys International (22%)

  Foster City Technology
     Center(14).....................  Nortel Communications System (46%), Storybook Heirlooms

                                      (30%), Perkin-Elmer Corporation (20%)

  150 River Oaks....................  Seiko-Epson Corporation (100%)

  Amador/Rinconada(14)..............  Vanstar Corporation (28%)


                                                         NET                                 AVERAGE BASE
                                             COMPANY'S  RENTABLE                 TOTAL         RENT PER
                                      # OF   EFFECTIVE  AREA(1)                ANNUALIZED       LEASED
                                     BUILD-  PROPERTY  (SQUARE     PERCENT    BASE RENT(3)      SQUARE
PROPERTY                              INGS   OWNERSHIP   FEET)    LEASED(2)  (IN THOUSANDS)    FOOT(4)
------------------------------------ ------  -----    ----------  ---------  --------------  ------------
  Amador III(14)....................     1   100.0%       82,944    100.0%      $  1,188        $14.32
  Arroyo Center(14).................     2   100.0       104,741    100.0          1,045          9.98
  San Mateo I.......................     1   100.0        70,000    100.0          2,478         35.40
  San Mateo II and III..............     2   100.0       141,404     97.2          3,778         27.51
  900-910 East Hamilton(14).........     2   100.0       351,811    100.0          8,106         23.04
  Hacienda West.....................     2   100.0       205,903     94.4          4,328         22.27
  Sunnyvale Technology Centre.......     5   100.0       165,520    100.0          2,527         15.27
  Baytech Business Park.............     4   100.0       300,000    100.0          5,220         17.40
  Golden Gateway Commons............     3   100.0       270,395     99.3          6,595         24.56
  Techmart Commerce Center(6).......     1   100.0       259,656     98.3          7,265         28.47
  995 Benecia Avenue................     1   100.0        36,344    100.0            741         20.40
  Oakmead West A-G..................     7   100.0       425,981    100.0          8,946         21.00
  Santa Clara Technology Park.......     3   100.0       178,132    100.0          1,996         11.21
  Valley Technology Center 4 & 5....     2   100.0       132,700    100.0          2,787         21.00
NORTHERN CALIFORNIA,
SACRAMENTO:
  1860 Howe Avenue..................     1   100.0        98,992     87.6          1,773         20.46
  University Office Park............     2   100.0       122,288     86.8          1,617         15.24
  Capital Corporate Center..........     5   100.0        94,564     87.1          1,354         16.43

PORTLAND, OREGON:
  RadiSys Corporate Headquarters....     1   100.0        80,525    100.0            822         10.21
  RadiSys II........................     1   100.0        45,655    100.0            602         13.19

SEATTLE:
  Redmond East......................    10   100.0       399,468     88.4          4,415         12.50
  Willow Creek......................     1   100.0        96,179    100.0            981         10.20


PROPERTY                              SIGNIFICANT TENANTS(5)

------------------------------------  ---------------------------------------------------------

  Amador III(14)....................  Pacific Bell Corporation (26%)

  Arroyo Center(14).................  Hexcel Corporation (17%), TOPCOM America Corporation

                                      (15%)

  San Mateo I.......................  Franklin Resources (100%)

  San Mateo II and III..............  Franklin Resources, Inc. (37%), Peoplesoft/Red Pepper

                                      (20%)

  900-910 East Hamilton(14).........  Apple Computer, Inc. (41%), Philips Electronics (10%),

                                      Zilog, Inc. (31%)

  Hacienda West.....................  Zacson Corporation (16%), Paycheck, Inc. (13%)

  Sunnyvale Technology Centre.......  Advanced Micro Devices, Inc. (51%), BMC Software (25%),

                                      XICOM Technology, Inc. (12%), Metelics Corporation (12%)

  Baytech Business Park.............  Applied Materials, Inc. (100%)

  Golden Gateway Commons............  Sharper Image Corporation (22%), Norcal Mutual Insurance

                                      Co. (20%), ABM Industries, Inc. (11%)

  Techmart Commerce Center(6).......  Network Conference Company, Inc. (14%), Sun MicroSystems

                                      (11%)

  995 Benecia Avenue................  Cardiac Pathways Corporation (100%)

  Oakmead West A-G..................  Applied Materials, Inc. (100%)

  Santa Clara Technology Park.......  Pycon, Inc. (75%), FRY's Metal, (25%)

  Valley Technology Center 4 & 5....  Iomega Corporation (100%)

NORTHERN CALIFORNIA,
SACRAMENTO:
  1860 Howe Avenue..................  Transamerica Information (30%), Anytime Access, Inc.

                                      (20%), GSA (12%), TIG Insurance Company (12%)

  University Office Park............  State Lands Commission (26%), Protection & Advocacy, Inc.

                                      (13%)

  Capital Corporate Center..........  Vision Services Plan (31%), CAL State Auto Assn (20%),

                                      Tetra Tech, Inc. (11%)

PORTLAND, OREGON:
  RadiSys Corporate Headquarters....  RadiSys Corporation (100%)

  RadiSys II........................  RadiSys II Corporation (100%)

SEATTLE:
  Redmond East......................  Mosaix, Inc. (21%), Genetic Systems (14%), Trigon

                                      Packaging (10%), Incontrol, Inc. (11%)

  Willow Creek......................  Data I/O Corporation (100%)


                                                         NET                                 AVERAGE BASE
                                             COMPANY'S  RENTABLE                 TOTAL         RENT PER
                                      # OF   EFFECTIVE  AREA(1)                ANNUALIZED       LEASED
                                     BUILD-  PROPERTY  (SQUARE     PERCENT    BASE RENT(3)      SQUARE
PROPERTY                              INGS   OWNERSHIP   FEET)    LEASED(2)  (IN THOUSANDS)    FOOT(4)
------------------------------------ ------  -----    ----------  ---------  --------------  ------------
  Canyon Park Business Center.......     6   100.0%      246,565    100.0%      $  3,324        $13.48
  Canyon Park Commons...............     1   100.0        95,290    100.0          1,358         14.25
  Willow Creek Corporate Center.....     5   100.0       296,089     93.2          4,218         15.28
  Redmond Hilltop B & C.............     2   100.0        90,880    100.0          1,370         15.07
  Canyon Park Commons 1 & 2.........     2   100.0       110,398    100.0          1,304         11.81
                                     ------           ----------  ---------  --------------  ------------
     PACIFIC REGION SUBTOTAL........   173            10,132,692     98.3        166,669         16.74
CENTRAL REGION
AUSTIN, TEXAS:
  Great Hills Plaza.................     1   100.0       135,333    100.0          2,532         18.71
  Balcones Center...................     1   100.0        74,978     78.4            950         16.16
  Park North........................     2   100.0       132,744     95.3          2,101         16.62
  City View Centre..................     3   100.0       136,183    100.0          2,237         16.42
  Riata 4, 5, 8.....................     3   100.0       274,118     89.7          3,506         14.26
  Tower of the Hills................     2   100.0       166,099     98.1          2,476         15.19
  City View Center..................     1   100.0       128,716    100.0          2,073         16.10
CHICAGO:
  Parkway North.....................     2   100.0       507,240    100.0          8,385         16.53
  Unisys............................     2   100.0       361,834     95.6          5,626         16.27
  The Crossings.....................     2   100.0       297,205     90.6          4,470         16.60
  Bannockburn I & II................     2   100.0       210,860    100.0          3,400         16.13
  Bannockburn IV....................     1   100.0       108,469    100.0          1,707         15.74
  Summit Oaks.......................     1   100.0        91,626     93.4          1,442         16.86
DALLAS, TEXAS:
  Quorum North......................     1   100.0       115,845     88.6          1,860         18.12


PROPERTY                              SIGNIFICANT TENANTS(5)

------------------------------------  ---------------------------------------------------------

  Canyon Park Business Center.......  Cellpro Inc. (18%), Board of Regents of UWA (22%),

                                      Federal Express (13%), ITT Educational Services (11%)

  Canyon Park Commons...............  Microsoft (100%)

  Willow Creek Corporate Center.....  Safeco Insurance Company of America (48%), Metawave

                                      Communication Corporation (32%)

  Redmond Hilltop B & C.............  Concor Technologies (47%), Emerging Technology Solutions

                                      (42%), Citrix Systems, Inc. (10%)

  Canyon Park Commons 1 & 2.........  Washington Mutual Bank (100%)

     PACIFIC REGION SUBTOTAL........
CENTRAL REGION
AUSTIN, TEXAS:
  Great Hills Plaza.................  Empire Funding (48%), Blue Cross (24%), Skjerven Morrill,

                                      Machpherson (13%), Businesssuites (12%)

  Balcones Center...................  Medianet (29%), Austin Diagnostic Clinic (15%)

  Park North........................  CSC Continuum Inc. (36%)

  City View Centre..................  Holt, Rinehart & Winston (76%), Money Star Communications

                                      (16%)

  Riata 4, 5, 8.....................  Netsolve, Inc. (25%), Pervasive Software (25%), Alcatel

                                      USA, Inc. (25%)

  Tower of the Hills................  Texas Guaranteed Student (65%)

  City View Center..................  IXC Communications, Inc. (100%)

CHICAGO:
  Parkway North.....................  Fujisawa USA (27%), Alliant Foodservice (23%), Baxter

                                      Healthcare Corporation (13%)

  Unisys............................  Unisys (15%), PNC Mortgage (16%), Hub Group, Inc. (11%)

  The Crossings.....................  Allstate Insurance Company (13%), Abercrombie & Kent

                                      (11%)

  Bannockburn I & II................  IMC Global (38%), Deutsche Credit Corporation (36%)

  Bannockburn IV....................  Open Text (35%), Abbott Laboratories (12%), NY Life

                                      Insurance (10%)

  Summit Oaks.......................  GSA (18%), BMG Music (14%), Master Printer Credit Union

                                      (14%), National Truck Leasing Suite (12%)

DALLAS, TEXAS:
  Quorum North......................  Digital Matrix Systems (20%), HQ Dallas Quorum North

                                      (17%)


                                                         NET                                 AVERAGE BASE
                                             COMPANY'S  RENTABLE                 TOTAL         RENT PER
                                      # OF   EFFECTIVE  AREA(1)                ANNUALIZED       LEASED
                                     BUILD-  PROPERTY  (SQUARE     PERCENT    BASE RENT(3)      SQUARE
PROPERTY                              INGS   OWNERSHIP   FEET)    LEASED(2)  (IN THOUSANDS)    FOOT(4)
------------------------------------ ------  -----    ----------  ---------  --------------  ------------
  Quorum Place......................     1   100.0%      179,303     92.4%      $  2,706        $16.34
  Cedar Maple Plaza.................     3   100.0       113,011     96.1          2,144         19.73
  Tollhill East & West..............     2   100.0       241,487     91.1          3,550         16.14
  Two Mission Park..................     1   100.0        77,731     89.1            985         14.21
  Citymark..........................     1   100.0       207,595     94.1          3,933         20.14
  5000 Quorum.......................     1   100.0       160,222     92.2          2,361         15.99
  Royal Ridge A.....................     1   100.0       144,835    100.0          2,571         17.75
                                     ------           ----------  ---------  --------------  ------------
     CENTRAL REGION SUBTOTAL........    34             3,865,434     95.1         61,015         16.60

MOUNTAIN REGION
DENVER:
  Harlequin Plaza...................     2   100.0       329,070     98.6          5,171         15.94
  Quebec Court I & II...............     2   100.0       287,294    100.0          4,021         14.00
  Greenwood Center..................     1   100.0        75,866    100.0          1,456         19.19
  Quebec Center.....................     3   100.0       106,865     92.1          1,470         14.95
  Panorama Corporate Center I.......     1   100.0       100,881    100.0          2,062         20.44
  Panorama II.......................     1   100.0       100,916     96.7          2,151         22.04

PHOENIX, ARIZONA:
  Camelback Lakes...................     2   100.0       197,351     99.8          3,385         17.19
  Pointe Corridor IV................     1   100.0       178,745     99.5          2,944         16.55
  Highland Park.....................     1   100.0        78,093     68.7          1,057         19.70
  The Grove at Black Canyon.........     1   100.0       104,187     95.2          1,932         19.47
  US West...........................     4   100.0       532,506    100.0          8,580         16.11
  Concord Place.....................     1   100.0       133,287    100.0          2,463         18.70


PROPERTY                              SIGNIFICANT TENANTS(5)

------------------------------------  ---------------------------------------------------------

  Quorum Place......................  VHASouthwest, Inc. (22%), Objectspace (16%)

  Cedar Maple Plaza.................  No Tenant Occupies More Than 10%

  Tollhill East & West..............  Digital Equipment Corporation (22%)

  Two Mission Park..................  Macromedia, Inc. (26%), Bland Garvey and Taylor (16%)

  Citymark..........................  Wells Fargo Bank (Texas), N.A. (30%), Robert Young

                                      Associates, Inc. (11%), Centex Service Company, (10%),

                                      Berry Brown Advertising, Inc. (10%)

  5000 Quorum.......................  No Tenant Occupies More Than 10%

  Royal Ridge A.....................  GTE North, Inc. (100%)

     CENTRAL REGION SUBTOTAL........
MOUNTAIN REGION
DENVER:
  Harlequin Plaza...................  Travelers Insurance (17%), Bellco First Federal Credit

                                      Union (13%), National Mortgage Corporation (11%), Regis

                                      University (10%)

  Quebec Court I & II...............  Prime Star, Inc. (55%), Time Warner Communications (45%)

  Greenwood Center..................  General Motors Corporation. (30%), Talisman Partners, Ltd

                                      (11%), FDIC (11%)

  Quebec Center.....................  Gordon Gumeeson & Associates (12%), Walberg & Dagner

                                      (11%)

  Panorama Corporate Center I.......  Teleport Communications Group (70%), Sprint Spectrum, LP

                                      (11%)

  Panorama II.......................  Hartford Fire Insurance Company (38%), 3COM Corporation

                                      (18%), Toyota Motor Credit Corporation (13%), Archstone

                                      Communities (11%)

PHOENIX, ARIZONA:
  Camelback Lakes...................  Vanguard Group (38%), Humana Health Plan (14%)

  Pointe Corridor IV................  Jostens Learning Corporation (19%), Aetna Life Insurance

                                      Company (22%), TPA, Inc. (12%)

  Highland Park.....................  All Apartments, Inc. (14%), Trendwest Resorts, Inc. (11%)

  The Grove at Black Canyon.........  Cigna Healthcare of Arizona (80%)

  US West...........................  US West Business Resources (100%)

  Concord Place.....................  Peacock, Hislop, Staley & Given (16%), Horizon Real

                                      Estate Group (11%)


                                                         NET                                 AVERAGE BASE
                                             COMPANY'S  RENTABLE                 TOTAL         RENT PER
                                      # OF   EFFECTIVE  AREA(1)                ANNUALIZED       LEASED
                                     BUILD-  PROPERTY  (SQUARE     PERCENT    BASE RENT(3)      SQUARE
PROPERTY                              INGS   OWNERSHIP   FEET)    LEASED(2)  (IN THOUSANDS)    FOOT(4)
------------------------------------ ------  -----    ----------  ---------  --------------  ------------
SALT LAKE CITY, UTAH:
  Sorenson Research Park............     5   100.0%      285,144     99.7%      $  3,381        $11.89
  Wasatch Corporate Center..........     3   100.0       178,098    100.0          2,084         11.70
                                     ------           ----------  ---------  --------------  ------------
     MOUNTAIN REGION SUBTOTAL.......    28             2,688,303     98.2         42,157         15.98
                                     ------           ----------  ---------  --------------  ------------

TOTAL CONSOLIDATED PROPERTIES:......   292            22,389,145                $395,908
                                     ------           ----------             --------------
WEIGHTED AVERAGE....................                                 96.7%                      $18.29
                                                                  ---------                  ------------
UNCONSOLIDATED PROPERTIES
DOWNTOWN WASHINGTON, D.C.:
  1717 Pennsylvania Avenue..........     1    50.0(9)    184,446    100.0          6,490         35.19
  AARP Headquarters.................     1    24.0(10)    477,394    99.9         18,428         38.65
  Bond Building.....................     1    15.0(11)    162,097   100.0          4,714         29.08
  Willard Office/Hotel(14)..........     1     5.0(12)    242,787    98.3          9,366         39.24

WASHINGTON, D.C.:
  Booz-Allen & Hamilton Building....     1    50.0(13)    222,989   100.0          3,405         15.27
                                     ------           ----------  ---------  --------------  ------------
TOTAL UNCONSOLIDATED PROPERTIES:....     5             1,289,713                $ 42,403
                                     ------           ----------             --------------
WEIGHTED AVERAGE....................                                 99.6%                      $33.00
                                                                  ---------                  ------------
ALL OPERATING PROPERTIES
TOTAL:..............................                  23,678,858                $438,311
                                                      ----------             --------------
                                                      ----------             --------------
WEIGHTED AVERAGE....................                                 96.9%                      $19.11
                                                                  ---------                  ------------
                                                                  ---------                  ------------

PROPERTY                              SIGNIFICANT TENANTS(5)
------------------------------------  ---------------------------------------------------------
SALT LAKE CITY, UTAH:
  Sorenson Research Park............  Matrix Marketing, Inc. (34%), Datachem Laboratories, Inc.
                                      (20%), Intel Corporation (14%), ITT Educational Services
                                      (12%), Foundation Health Corporation (12%)
  Wasatch Corporate Center..........  Advanta Financial Corporation (28%), Achieve Global, Inc.
                                      (23%), Fonix Corporation (14%), Tenfold Corporation
                                      (14%), Musicians Friand, Inc. (12%)
     MOUNTAIN REGION SUBTOTAL.......
TOTAL CONSOLIDATED PROPERTIES:......
WEIGHTED AVERAGE....................
UNCONSOLIDATED PROPERTIES
DOWNTOWN WASHINGTON, D.C.:
  1717 Pennsylvania Avenue..........  MCI Telecommunications (57%)
  AARP Headquarters.................  American Association of Retired Persons (99%)
  Bond Building.....................  General Services Administration-Dept of Justice (93%)
  Willard Office/Hotel(14)..........  Vinson & Elkins (27%), Hale & Dorr (18%)
WASHINGTON, D.C.:
  Booz-Allen & Hamilton Building....  Booz Allen & Hamilton (100%)
TOTAL UNCONSOLIDATED PROPERTIES:....
WEIGHTED AVERAGE....................
ALL OPERATING PROPERTIES
TOTAL:..............................
WEIGHTED AVERAGE....................

------------------
 (1) Includes office and retail space but excludes storage space.

 (2) Includes space for leases that have been executed and have commenced as of December 31, 1998.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)
 (3) Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i) percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations, and (iv) parking rents.

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

(12) The Company holds an effective 5% interest in the property by virtue of a 7.85% limited partner interest in a partnership that owns, through an affiliate, a 63.7% limited partner interest in the property. The partnership in which the Company holds an interest owns the improvements on the property and has a leasehold interest in the underlying land.

(13) The Company holds a 50% joint venture interest, and is the managing venturer.

(14) The property was disposed of in the first quarter of 1999.

     OCCUPANCY, AVERAGE RENTALS AND LEASE EXPIRATIONS. As of December 31, 1998, 96.7% of the aggregate net rentable square footage in the 292 operating office properties whose results are consolidated in the financial statements of the Company was leased. The following table sets forth the percent leased and average annualized rent per leased square foot (excluding storage space) for office and retail space combined for the past five years for the operating office properties that were consolidated for financial statement purposes at each of the dates indicated:

                                                                                 AVERAGE
                                                                 PERCENT     ANNUALIZED RENT     NUMBER OF
                                                                LEASED AT      PER LEASED       CONSOLIDATED
DECEMBER 31,                                                    YEAR END     SQUARE FOOT(1)      PROPERTIES
-------------------------------------------------------------   ---------    ---------------    ------------
1998.........................................................      96.7%         $ 20.46             292
1997.........................................................      95.9            19.38             243
1996.........................................................      93.6            19.37             159
1995.........................................................      93.5            27.36              13
1994.........................................................      95.9            32.48              11

------------------
(1) Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in the building under lease at year end.

     The following table sets forth a schedule of the lease expirations for leases in place as of December 31, 1998 in each of the next ten years beginning with 1999 and thereafter for the 292 operating office properties whose results are consolidated in the financial statements of the Company, assuming that no tenants exercise renewal options:

                                             NUMBER OF       NET RENTABLE AREA      ANNUAL BASE RENT    PERCENT OF TOTAL
  YEAR                                      TENANTS WITH         SUBJECT TO          UNDER EXPIRING     ANNUAL BASE RENT
 OF LEASE                                     EXPIRING       EXPIRING LEASES(1)          LEASES          REPRESENTED BY
EXPIRATION                                     LEASES          (SQUARE FEET)         (IN THOUSANDS)     EXPIRING LEASES
-----------------------------------------   ------------    --------------------    ----------------    ----------------
1999.....................................        708              2,586,000             $ 46,790              11.8%
2000.....................................        360              2,569,000               44,320              11.2
2001.....................................        411              2,946,000               49,933              12.6
2002.....................................        276              3,203,000               61,061              15.4
2003.....................................        321              3,343,000               58,980              14.9
2004.....................................        111              1,892,000               41,215              10.4
2005.....................................         58                901,000               16,550               4.2
2006.....................................         49              1,243,000               21,647               5.5
2007.....................................         50              1,187,000               22,222               5.6
2008.....................................         54              1,499,000               28,808               7.3
2009 and thereafter......................         15                283,000                4,388               1.1

------------------
(1) Excludes 737,000 square feet of space that was vacant as of December 31, 1998.

     BUILDING AND LEASE INFORMATION. The following table sets forth certain information for the 292 operating office properties that were consolidated for financial statement purposes regarding leases that commenced during the year ended December 31, 1998, excluding leases for office properties that were executed prior to the date of acquisition of such properties:

                                                                     CALCULATED ON A WEIGHTED AVERAGE BASIS
                                                          -------------------------------------------------------------
OPERATING PROPERTIES,                                        TENANT
DOWNTOWN                                                  IMPROVEMENTS     BASE
WASHINGTON, D.C.                               TOTAL         & CASH        RENT                               LEASING
(9 PROPERTIES)                                SQUARE       ALLOWANCES      PER       LEASE     ABATEMENTS    COMMISSION
                                               FEET           PER         SQUARE    LIFE IN        IN        PER SQUARE
TYPE OF LEASE                                 LEASED      SQUARE FOOT      FOOT      YEARS       MONTHS         FOOT
                                             ---------    ------------    ------    -------    ----------    ----------
Office....................................     409,105       $ 7.63       $30.42      6.0          0.8         $ 1.83
Retail....................................      26,014        12.92        26.69      6.0          3.6           4.73
                                             ---------
Total/Weighted Average....................     435,119         7.95        30.19      6.0          0.9           2.01
                                                                                       --           --
                                                                                       --           --
                                             ---------    ------------    ------                             ----------
                                             ---------    ------------    ------                             ----------
New leases or expansion space.............     268,825       $10.88       $29.72      6.9          1.4         $ 2.83
Renewals of existing tenants' space.......     166,294         3.22        30.96      4.6          0.2           0.68
                                             ---------
Total/Weighted Average....................     435,119         7.95        30.19      6.0          0.9           2.01
                                                                                       --           --
                                                                                       --           --
                                             ---------    ------------    ------                             ----------
                                             ---------    ------------    ------                             ----------


                                                                     CALCULATED ON A WEIGHTED AVERAGE BASIS
                                                          -------------------------------------------------------------
OPERATING PROPERTIES,                                        TENANT
OTHER THAN DOWNTOWN                                       IMPROVEMENTS     BASE
WASHINGTON, D.C.                               TOTAL         & CASH        RENT                               LEASING
(283 PROPERTIES)                              SQUARE       ALLOWANCES      PER       LEASE     ABATEMENTS    COMMISSION
                                               FEET           PER         SQUARE    LIFE IN        IN        PER SQUARE
TYPE OF LEASE                                 LEASED      SQUARE FOOT      FOOT      YEARS       MONTHS         FOOT
                                             ---------    ------------    ------    -------    ----------    ----------
Office....................................   6,013,562       $ 6.07       $17.80      5.9          0.2         $ 2.22
Retail....................................      34,269         1.68         1.19      4.9          3.0           0.00
                                             ---------
Total/Weighted Average....................   6,047,831         6.04        17.70      5.9          0.2           2.21
                                                                                       --           --
                                                                                       --           --
                                             ---------    ------------    ------                             ----------
                                             ---------    ------------    ------                             ----------
New leases or expansion space.............   4,792,998       $ 7.27       $17.54      6.2          0.3         $ 2.59
Renewals of existing tenants' space.......   1,254,833         1.36        18.33      4.9          0.0           0.76
                                             ---------
Total/Weighted Average....................   6,047,831         6.04        17.70      5.9          0.2           2.21
                                                                                       --           --
                                                                                       --           --
                                             ---------    ------------    ------                             ----------
                                             ---------    ------------    ------                             ----------

     MORTGAGE FINANCING. As of December 31, 1998, certain of the 292 operating office properties that were consolidated for financial statement purposes were subject to fixed rate mortgage indebtedness in an aggregate principal amount of $597 million. The Company's fixed rate mortgage debt as of December 31, 1998 bore an effective weighted average interest rate of 8.2% and had a weighted average maturity of 4.7 years (assuming loans callable before maturity are called as early as possible). Certain information regarding the existing mortgage indebtedness for the consolidated operating office properties subject to fixed rate mortgage indebtedness is set forth in the table below as of December 31, 1998:

                                                                                                         ESTIMATED
                                                                                       ANNUAL DEBT     BALANCE DUE AT
                                               INTEREST     PRINCIPAL     MATURITY     SERVICE (IN      MATURITY (IN
PROPERTY                                         RATE        BALANCE        DATE       THOUSANDS)        THOUSANDS)
--------------------------------------------   --------     ---------     --------     -----------     --------------
1775 Pennsylvania Avenue                         7.50%      $   6,129      2/28/99(1)    $   586          $  6,098(2)
South Coast Executive Center                     9.01          10,127      5/31/99         1,015            10,103(2)
Quorum Place                                     6.99           7,578     11/15/00           665             7,327(2)
Warner Center                                    7.40          26,000      12/1/00         1,924            26,000(2)
Presidential Circle                              7.14          22,982       3/1/01         2,061            22,041(2)
Bannockburn I & II                               9.52          19,553      8/31/01         2,801            16,912(2)
Quorum North                                     8.27           6,566     12/10/01           640             6,258(2)

                     )

Valley Business Park

(

Valley Office Centre

(

Valley Centre II                                 8.25          42,273     12/10/01         4,655            37,873(2)

(

Rincon Centre(

(

Bayshore Centre

)

                         )

Sunnyvale Technology Center

(

Citymark Tower                                   8.90          35,554       6/1/02         4,646            26,924(2))

(

Hacienda West

)

                       )

1255 23rd Street

(

International Square

(

  1850 K Street                                  7.75          39,496       2/1/03         3,626            38,826(2)

                         (4)
)

  1825 Eye Street                                8.80          92,500       2/1/03         9,263            87,164(2)(

(

  1875 Eye Street

(

1730 Pennsylvania Avenue

)

International Square Land(4)                     7.55          39,481       2/1/03         3,563            36,657(2)
International Square Land(4)                     8.00           9,879       2/1/03           926             9,211(2)
Jaycor                                           8.96          12,781       2/1/03         1,657            10,332(2)
Parkway North I                                  6.92          29,250      12/1/03         2,328            29,250(5)
Canyon Park Commons                              9.13           5,615      12/1/04           714             4,071(2)
US West                                          7.92          53,263      12/1/05         8,836                  (6)
Redmond East                                     8.38          27,355       1/1/06         2,648            24,022(3)

                  )

Century Springs West

(

Glenridge

(

Midori                                           7.20          20,812       1/1/06         2,126            15,209(7)

(

Lakewood(

(

Parkwood

)

Concord Place                                    7.75           7,646       1/1/06           725             6,438(2)
Wateridge Pavillion                              8.25           3,481      11/1/06           338             2,921(2)
Wasatch Corporate Center                         8.15          12,654       1/2/07         1,220            10,569(2)
2600 W. Olive                                    6.75          19,152       1/1/09         1,293            19,152(2)
Palomar Oaks                                     8.85          10,086       4/1/09         1,025             7,925(2)
Sorenson Research Park                           7.75           2,617       7/1/11           328                  (6)
995 Benecia Avenue                               8.50             911       8/1/11           118                64(2)
Sorenson Research Park                           8.88           1,646       5/1/17           182                  (6)
1747 Pennsylvania Avenue                         9.50          15,072      7/10/17(8)      1,730                  (8)
900 19th Street                                  8.25          16,400      7/15/19(9)      1,656                  (9)
                                               --------     ---------                  -----------
Total                                            8.18%      $ 596,859                    $63,295
                                               --------     ---------                  -----------
                                               --------     ---------                  -----------

                                                        (Footnotes on next page)

(Footnotes from previous page)
------------------
(1) Note has been extended for three months. The Company expects to replace this note with a $12.0 million, 10-year loan which will bear interest at 6.79%. As this closing is subject to certain conditions, there can be no assurance this transaction will close.
(2) Currently prepayable at the rates stated in the loan documents.
(3) Prepayable after December 19, 2005 at the rates stated in the loan documents.
(4) In March 1999 these loans were refinanced with the existing lender. The aggregate principal balance was increased to $222 million, the expiration date was extended approximately 6 years and a fixed interest rate was set at 8.12%.
(5) Prepayable after December 1, 1999 at the rates stated in the loan documents.
(6) Note will be fully repaid at maturity.
(7) Prepayable after January 2001 at the rates stated in the loan documents.
(8) Note is callable by the lender after June 30, 2002. The estimated principal balance at June 30, 2002 will be $13,840,000.
(9) Note is callable by the lender after July 1, 2004. The estimated principal balance at July 1, 2004 will be $14,262,000.

     For additional information regarding the Company's office properties and their operation, see 'Item 1, Business.'

     EXECUTIVE OFFICE SUITES LEASES. As of December 31, 1998, OmniOffices and Omni UK had noncancellable operating leases at each of their respective centers. The initial terms of these leases ranged from 10 to 15 years and expire between 1999 and 2014. The current leases in place have remaining future minimum lease payment requirements of $524.0 million.

     The following table sets forth certain information about the executive suites leased by OmniOffices or Omni UK and subleased to executive office suites tenants as of December 31, 1998:

                                                                                               PERCENT
                                                                        # OF        # OF        LEASED
FACILITY                                                  OWNER        CENTERS     SUITES     @ 12-31-98
---------------------------------------------------    ------------    -------     ------     ----------
New York...........................................    OmniOffices        12          980         95.3%
Washington, DC.....................................    OmniOffices         8          473         98.8
Atlanta............................................    OmniOffices         9          569         91.6
New Jersey.........................................    OmniOffices        10          460         92.6
San Rafael.........................................    OmniOffices         1           42         95.3
Chicago............................................    OmniOffices        26        1,839         96.7
Boston.............................................    OmniOffices         8          555         94.6
Parsippany.........................................    OmniOffices         3          202         90.6
Utah...............................................    OmniOffices         5          245         83.7
Arizona............................................    OmniOffices         2          119         95.0
St. Louis..........................................    OmniOffices         1           57         66.7
Los Angeles/Orange County..........................    OmniOffices         4          264         95.1
Dallas.............................................    OmniOffices         2          150        100.0
Houston............................................    OmniOffices         2          158         89.9
Denver.............................................    OmniOffices         1           73         98.6
Philadelphia.......................................    OmniOffices         1           48         87.5
Orlando............................................    OmniOffices         1           70         80.0
Seattle............................................    OmniOffices         1           60        100.0
San Francisco......................................    OmniOffices         1           65        100.0
San Diego..........................................    OmniOffices         1           75         93.3
San Mateo..........................................    OmniOffices         1           56        100.0
London.............................................    Omni UK             6          239         84.9
                                                                       -------     ------     ----------
  Total............................................                      106        6,799         93.7%
                                                                       -------     ------     ----------
                                                                       -------     ------     ----------

ITEM 3. LEGAL PROCEEDINGS

     The Company currently is involved in litigation with two stockholders of OmniOffices involving the conversion in September 1998 of approximately $111 million of debt previously loaned by the Company to OmniOffices into stock of OmniOffices. The Company and OmniOffices initiated this litigation by filing a complaint seeking a declaratory judgment that the terms of the debt conversion were fair, after these two stockholders threatened to challenge the terms of the conversion, claiming that the conversion price utilized, and the methods by which the conversion price was agreed upon between the Company and OmniOffices, were not fair to OmniOffices or these stockholders. The two stockholders filed counterclaims against the Company, OmniOffices and the board of directors of OmniOffices seeking a judgment declaring the conversion void or voidable, or in the alternative compensatory and punitive damages.

     Although the Company believes that the two stockholders' claims are without merit and that it and OmniOffices will ultimately prevail in their actions against the two stockholders, there can be no assurance that the court will not find the conversion price to have been unfair and declare the conversion void, which would have the effect of diluting the Company's equity interest in OmniOffices, or award the two stockholders compensatory and punitive damages. However, even if the two stockholders were successful in their claims, the Company does not believe that such a result would have a material adverse effect on the financial condition or results of operations of the Company or OmniOffices.

     The Company is a party to a variety of other legal proceedings arising in the ordinary course of its business. All of these other matters, taken together, are not expected to have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange ('NYSE') under the symbol 'CRE'. As of March 15, 1999, there were 453 stockholders of record. The following table sets forth the high and low sale prices of the Company's common stock as reported on the NYSE Composite Tape, and the dividends per share of common stock paid for each full quarterly period within the two most recent fiscal years:

                                                       1Q            2Q        3Q        4Q    FULL YEAR
                                                     -------    -------    ------    ------    ---------
1998
HIGH..............................................   $31 11/16   30 5/8    30 1/8    25 1/4    31 11/16
LOW...............................................   $28 7/16    26 1/2    19 7/16       19          19
DIVIDEND                                             $ .4625      .4625     .4625     .4625        1.85

                                                       1Q            2Q        3Q        4Q    FULL YEAR
                                                     -------    -------    ------    ------    ---------
1997
High..............................................   $32 1/4     30 5/8    32 3/16   33 7/16    33 7/16
Low...............................................   $28 1/4     26 1/4    27 3/4    28 1/4      26 1/4
Dividend..........................................   $ .4375      .4375     .4375     .4375        1.75

     The Company, in order to qualify as a REIT, is required to make distributions (other than capital gain distributions) to its stockholders in amounts at least equal to (i) the sum of (A) 95% of its 'REIT taxable income' (computed without regard to the dividends paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. The Company's distribution strategy is to distribute what it believes is a conservative percentage of its cash flow permitting the Company to retain funds for capital improvements and other investments while funding its distributions.

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

     The following table sets forth the taxability of common stock distributions paid in 1998 and 1997:

                                                                             1998         1997
                                                                             ----         ----
Ordinary income...........................................................    92%          90%
Capital Gain..............................................................    --           --
Return of Capital.........................................................     8%          10%

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Company. The financial and operating data has been extracted from the Company's consolidated financial statements for each of the periods presented.

     The following selected financial and operating information should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K:

                                                                   YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------
(In thousands, except per share data)                  1998       1997       1996       1995       1994
                                                    ----------  ---------  ---------  ---------  ---------
OPERATING DATA:
  Real Estate Operating Revenue:
     Rental revenue...............................  $  440,455    325,502    154,165     89,539     82,665
     Real estate service revenue..................      16,167     15,998     12,512     11,315      8,890
  Executive office suites revenue.................     145,932     17,865         --         --         --

CONSOLIDATED DATA:
  Net income from continuing operations...........     126,497(1)    78,740    24,802(2)    12,067(2)    12,097
  Dividends paid to common stockholders...........     127,188     97,195     42,914     23,344     20,204

PER SHARE DATA:
  Basic income before extraordinary item..........        1.33       1.23       0.90       0.90       1.06
  Diluted income before extraordinary item........        1.32       1.23       0.90       0.90       1.06
  Dividends paid to common stockholders...........        1.85       1.75       1.75       1.75       1.75
  Weighted average shares outstanding--basic......      68,577     54,873     26,932     13,338     11,387
  Weighted average shares outstanding-- diluted...      68,778     59,597     26,999     13,339     11,387

                                                                          AS OF DECEMBER 31,
                                                      ----------------------------------------------------------
(In thousands)                                            1998         1997        1996       1995       1994
                                                      ------------  ----------  ----------  ---------  ---------
BALANCE SHEET DATA:
  Real estate, before accumulated depreciation......  $  2,993,569   2,397,023   1,475,998    480,589    429,537
  Total assets......................................     3,793,484   2,744,060   1,536,564    458,860    407,948
  Mortgages and notes payable.......................     1,704,359   1,025,145     655,449    317,374    254,933
  Minority interest.................................        93,264      74,955      50,597     34,850     38,644
  Total stockholders' equity........................     1,814,402   1,552,697     787,478     95,543    106,042
  Total common shares outstanding...................        71,760      59,994      43,789     13,409     13,248

                                                                   YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------
(In thousands)                                        1998        1997       1996       1995       1994
                                                   -----------  ---------  ---------  ---------  ---------
OTHER DATA:
  Net cash provided by operating activities......  $   239,752    133,077     82,300     35,277     29,908
  Net cash used by investing activities..........     (985,321)  (998,733)  (876,947)   (81,635)   (67,046)
  Net cash provided by financing activities......      757,760    861,864    813,067     37,113     32,652
  Funds from operations before allocation to the
     unitholders(4)..............................      234,554(3)   153,262    64,496(2)    33,190(2)    30,640

------------------
(1) Net income includes a non-recurring deduction of approximately $13.7 million related to the write-off of treasury locks.
(2) Net income and funds from operations before allocation to unitholders include non-recurring deductions of approximately $2.3 million and $1.9 million in 1996 and 1995, respectively, related to the write-off of the unamortized purchase price of certain third party real estate service contracts that were terminated in 1996 and the termination of an agreement to acquire the development business of The Evans Company in 1995, respectively.
(3) Funds from operations before allocation to the unitholders excludes a non-recurring deduction of approximately $13.7 million related to write off of treasury locks.
(4) The Company believes that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the final National Association of Real Estate Investment Trusts (NAREIT) White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. The Company calculates its funds from operations by combining the funds from operations from its real estate operations, calculated in accordance with NAREIT's definition of funds from operations, and the earnings before depreciation, amortization and deferred taxes ('EBDADT') of the Company's executive suites business, excluding operating losses from centers under development. The Company's funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and, as such, should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or the Company's ability to make distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is based primarily on the Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries (the 'Company') as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996. The comparability of the periods is significantly impacted by acquisitions completed, development properties placed in service and certain dispositions made during those years. As of December 31, 1996, the Company owned 159 properties that were consolidated for financial statement purposes. This number grew to 243 as of December 31, 1997 and 292 as of December 31, 1998. Similar growth was occurring in the other segments. With respect to the executive office suites business, the Company's affiliates commenced operations in 1997 with 28 centers, growing to over 100 centers in 1998 with approximately 30 more centers under development. Development operations also grew significantly during the periods presented.

     The Company's reportable operating segments are real estate property operations, executive office suites operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

     This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.

RESULTS OF OPERATIONS-1998 TO 1997

REAL ESTATE PROPERTY OPERATIONS

     Operating Revenue. Total real estate property operating revenue increased $115.0 million, or 35.3%, to $440.5 million for 1998 as compared to $325.5 million for 1997. The Company experienced net growth in its rental revenue as a result of its acquisitions, and development properties placed in service, which together contributed approximately $105.1 million of additional rental revenue in 1998. Rental revenue from properties that were fully operational throughout both periods increased by approximately $9.9 million primarily due to increased occupancy in these properties.

     Segment Expense. Real estate property operating expenses increased $36.9 million primarily as a result of property acquisitions and development properties placed in service. The Company also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $2.9 million.

     Interest Expense. Interest expense increased $1.7 million due to the acquisition of properties which were subject to existing mortgage debt.

     Other Income (Expense), net. Other revenue generated by real estate property operations increased $1.0 million primarily as a result of additional interest income.

     Total Assets. The increase of $504.7 million or 21.9% from 1997 to 1998 is primarily as a result of acquisitions of real estate and development properties placed in service.

EXECUTIVE OFFICE SUITES OPERATIONS

     Operating Revenue. Executive office suites operating revenue increased by $128.0 million to $145.9 million in 1998, as compared to $17.9 million for 1997, primarily as a result of executive office suites revenue earned on executive suite businesses acquired during the year and the effect of having a full year of operations in 1998 as opposed to five months in 1997.

     Segment Expense. The addition of $102.5 million in executive office suites operating expenses is a result of the acquisition of executive office suites businesses, the effect of having a full year of operations in 1998 as opposed to five months in 1997 and the commencement of additional executive office suites development.

     Interest Expense. Interest expense increased $10.9 million from 1997 to 1998 primarily as a result of draws on the OmniOffices line of credit necessary to complete the acquisition of executive suites businesses.

     Other Income (Expense), net. The increase of $0.6 million from 1997 to 1998, is primarily as a result of the effect of having a full year of operations in 1998 as opposed to five months in 1997.

DEVELOPMENT OPERATIONS

     Segment Expenses. Segment expense increased $1.5 million to $3.1 million in 1998 from $1.6 million in 1997, primarily as a result of increases in general and administrative expenses related to increased staffing.

     Interest Expense. Interest cost capitalization related to construction in progress increased $17.9 million to $30.5 million in 1998 from $12.6 million in 1997 primarily as a result of the increase in construction dollars expended.

     Total Assets. Total assets increased $173.9 million, or 59.5%, to $466.4 million in 1998 from $292.5 million in 1997 as a result of an increase of $136.5 million and $37.5 million in construction in progress and land held for development, respectively, primarily as a result of an increase in construction starts from 1997 to 1998.

OTHER OPERATIONS

     Operating Revenue. The increase of $0.2 million to $16.2 million in 1998 from $16.0 million in 1997 is a result of increased leasing fee income.

     Segment Expense. The increase of $7.1 million to $27.3 million in 1998 from $20.2 million in 1997 is as a result of the addition of new staff necessary to implement the Company's business strategy.

     Interest Expense. The $30.3 million increase in the Company's interest expense is primarily related to borrowings on the Company's line of credit necessary to fund acquisitions and development commitments and the sale of $350.0 million of unsecured notes.

     Other Income (Expense), net. Other revenue increased $9.5 million to $5.6 million in 1998 from $(3.9) million in 1997 primarily as a result of increased interest income and equity in earnings from unconsolidated partnerships.

CONSOLIDATED CASH FLOWS

     Net cash provided by operating activities increased $106.7 million, or 80.2%, to $239.8 million for 1998 as compared to $133.1 million for 1997, primarily as a result of the acquisitions made and development placed in service by the Company. Net cash used by investing activities decreased $13.4 million to $985.3 million for 1998 as compared to $998.7 million for 1997, primarily as a result of capital deployed by the Company for acquisitions of office properties, executive office suites businesses, land held for future development, investments in construction in progress and proceeds from the sale of rental property. Net cash provided by financing activities decreased $104.1 million, to $757.8 million for 1998 as compared to $861.9 million for 1997, primarily as a result of a reduction in the amount of proceeds from the sale of common and preferred stock and an increase in the amount of dividends paid to the common and preferred stockholders. These items were offset by an increase in borrowings on the Company's unsecured credit facility and the issuance of unsecured notes.

RESULTS OF OPERATIONS-1997 TO 1996

REAL ESTATE PROPERTY OPERATIONS

     Operating Revenue. Total real estate operating revenue increased $171.3 million, or 111.1%, to $325.5 million for 1997 as compared to $154.2 million for 1996. The Company experienced net growth in its rental revenue as a result of its acquisitions, and development properties placed in service, which together contributed approximately $168.0 million of additional rental revenue in 1997. Rental revenue from properties that were fully operational throughout both periods increased by approximately $3.3 million primarily due to increased occupancy in these properties.

     Segment Expense. Property operating expenses increased $62.9 million. An increase of $62.6 million was experienced primarily as a result of property acquisitions. The Company also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $0.3 million.

     Interest Expense. Interest expense increased $11.3 million, or 33.4%, to $45.1 million in 1997 from $33.8 million in 1996 primarily as a result of properties acquired subject to existing indebtedness.

     Other Income (Expense), net. Other revenue increased $0.6 million, to $1.4 million in 1997 as compared to $0.8 million in 1996, primarily due to an increase in interest income.

     Total Assets. The increase of $871.3 million, or 60.8%, to $2.3 billion in 1997 from $1.4 billion in 1996 is primarily as a result of the Company's real estate acquisitions.

EXECUTIVE OFFICE SUITES OPERATIONS

     OmniOffices was established in 1997 and is therefore not comparable to 1996. OmniOffices' operations in 1997 consisted of the acquisition of OmniOffices Group, Inc. in August of 1997. The assets and revenues of the executive office suites operations as of and for the year ended December 31, 1997 are as a result of that acquisition.

DEVELOPMENT OPERATIONS

     Segment Expense. The decrease of $0.2 million to $1.6 in million in 1997 from $1.8 million in 1996 is as a result of a greater percentage of costs being capitalized to projects in 1997.

     Interest Expense. Interest capitalization increased $9.9 million to $12.6 million in 1997 from $2.7 million in 1996 primarily as a result of acquisitions of land held for future development and the commencement of construction in progress in 1997.

     Total Assets. The increase of $228.5 million to $292.5 million in 1997 from $64.0 million in 1996 is primarily as a result of an increase of $49.3 million in land held for future development from land acquisitions and an increase of $179.1 million in construction in progress due to an increase in land placed into development.

OTHER OPERATIONS

     Operating Revenue. The increase of $3.5 million to $16.0 million in 1997 from $12.5 million in 1996 is a result of increased management and leasing fee income.

     Segment Expense. The increase of $6.8 million to $20.2 million in 1997 from $13.4 million in 1996 is primarily a result of the addition of new staff to implement the Company's business strategy.

     Interest Expense. The increase of $17.4 million in the Company's interest expense to $17.9 million in 1997 from $0.5 million in 1996 is primarily as a result of the establishment of the Company's line of credit which was used to fund acquisition and development activity and the sale of $275.0 in unsecured notes in June 1997.

     Other Income (Expense), net. The increase of $0.4 million interest to $(3.9) million in 1997 from $(4.3) million in 1996 is primarily a result of increased income.

     Total Assets. Increased $42.5 million to $81.7 million in 1997 from $39.2 million in 1996 primarily as a result of an increase of $20.0 million in acquisition costs and the issuance of a $10.0 million note receivable.

CONSOLIDATED CASH FLOWS

     Net cash provided by operating activities increased $50.8 million, or 61.7%, to $133.1 million for 1997 as compared to $82.3 million for 1996, primarily as a result of the acquisitions made by the Company. Net cash used by investing activities increased $121.8 million, to $998.7 million for 1997 as compared to $876.9 million for 1996, primarily as a result of capital deployed by the Company for acquisitions of office properties, land held for future development and construction in progress. Net cash provided by financing activities increased $48.8 million, to $861.9 million for 1997 as compared to $813.1 million for 1996, primarily as a result of proceeds from the sale of common and preferred stock and the issuance of unsecured notes, net of repayments of mortgages payable and a portion of the unsecured credit facility and the payment of dividends to the common and preferred stockholders.

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

     The Company has three investment grade ratings. Duff & Phelps Credit Rating Co. (DCR) and Standard & Poors (S&P) each had assigned their BBB rating to prospective senior unsecured debt offerings of the Company and their BBB- rating to prospective cumulative preferred stock offerings of the Company as of March 15, 1999. Moody's Investor Service (Moody's) had assigned its Baa3 rating to prospective senior unsecured debt offerings of the Company and its Ba2 rating to prospective cumulative preferred stock offerings of the Company as of March 15, 1999.

     The Company's total indebtedness at December 31, 1998 was $1.704 billion, of which $482.5 million, or 28.3%, bore a LIBOR-based floating interest rate. The weighted average interest rate under the unsecured credit facility for 1998 was 6.3%. Currently, the unsecured credit facility bears interest at 90 basis points over LIBOR. The Company's mortgage payable fixed rate indebtedness bore an effective weighted average interest rate of 8.2% at December 31, 1998 and had a weighted average term to maturity of 4.7 years. Based upon the Company's total market capitalization at December 31, 1998 of $3.999 billion (the common stock price was $24.00 per share, the total shares of common stock, convertible preferred stock and Units outstanding was 78,957,691 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400.0 million), the Company's debt represented 42.6% of its total market capitalization. The Company has a $450.0 million unsecured credit facility with a current borrowing capacity of $360.0 million. In addition, OmniOffices has a $200.0 million unsecured credit facility, all of which is available for borrowing, which is guaranteed by the Company. As of March 15, 1999, $454.9 million was outstanding and $105.1 million available for draw under these unsecured credit facilities.

     Rental revenue, executive office suites revenue and real estate service revenue have been the principal sources of capital to fund the operating expenses, debt service and capital expenditures of the Company and its affiliates, excluding non-recurring capital expenditures. The Company believes that these sources of revenue will continue to provide the necessary funds for its operating expenses and debt service. The Company and its affiliates also require capital to invest in their existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions.

     Additionally, the Company and its affiliates (including CarrAmerica Development) will require a substantial amount of capital for development projects currently underway and planned for the future. As of December 31, 1998, the Company (including CarrAmerica Development) had approximately 4.3 million square feet of office space in 50 development projects underway which are expected to require a total investment of approximately $635 million. As of December 31, 1998, $404 million, or 63.6% of the total expected investment, had been expended.

     The Company's other affiliates also have various capital needs. Specifically, OmniOffices is currently developing 28 executive office suite centers. The total cost to complete these projects is expected to be approximately $40.4 million, of which approximately $21.2 million had been expended as of December 31, 1998. Omni UK is currently developing six executive office suite centers with an expected total cost to complete of $9.7 million, of which $2.6 million had been expended as of December 31, 1998. In addition, OmniOffices and Omni UK will periodically consider several acquisitions of existing executive office suite centers. Future cash needs of OmniOffices are expected to be met by draws on the OmniOffices line of credit facility.

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

     In response to the current conditions in the equity and debt markets, the Company plans to address its cash needs through utilization of the Company's line of credit, refinancing select assets, prudent use of joint ventures and the disposition of certain assets. As of March 15, 1999, the Company had four projects under contract for sale in the Northern California and suburban Washington, D.C. markets. These projects are expected to produce net proceeds of approximately $182 million. In addition, the Company and its affiliates had nine projects under letter of intent for sale as of March 15, 1999. These projects are expected to produce net proceeds of approximately $163 million. Due to the uncertainties in the disposition process, there can be no assurances that these sales will close or that they will achieve the expected net proceeds.

     If (i) the debt and equity capital markets do not improve, (ii) the Company is unable to raise the expected net proceeds from dispositions of properties, and (iii) the Company is unable to obtain capital from other sources, the

Company believes that it would continue to have sufficient funds to continue to pay its operating and debt service expenses, its regular quarterly dividends and to meet the necessary capital requirements with respect to its existing portfolio of operating assets. However, the Company's ability to continue to fund all of its current development projects could be adversely affected. If the Company determined that it was in the best interests of the Company to continue to fund all of its current development projects, the Company may have to access either the public equity or debt markets, which, at that time, may not be the most attractive source of capital.

     Net cash provided by operating activities was $239.8 million for the year ended December 31, 1998, compared to $133.1 million for the year ended December 31, 1997. The increase in net cash provided by operating activities was primarily a result of acquisitions made and development placed in service by the Company. The Company's investing activities used approximately $985.3 million and $998.7 million for the years ended December 31, 1998 and 1997, respectively. The Company's investment activities included the acquisitions of office buildings (directly and through CarrAmerica Development), executive office suites businesses (through OmniOffices and Omni UK), and land held for future development and additions to construction in process (directly and through CarrAmerica Development); and executive office suites development (through OmniOffices and OmniUK) of approximately $1.031 billion for the year ended December 31, 1998, as compared to $1.014 billion in investments during the same period in 1997. Additionally, the Company invested approximately $56.2 million and $36.3 million in its existing real estate assets for the years ended December 31, 1998 and 1997, respectively. Net of distributions to the Company's stockholders and minority interests, the Company's financing activities provided net cash of $930.9 million and $976.2 million for the years ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1998, the Company raised $646.5 million through the sale of common and preferred stock and unsecured notes which was used to repay amounts outstanding under its unsecured credit facility and to fund acquisitions. The Company also drew amounts from its unsecured credit facility during 1998 to finance its acquisitions and other investing activities. For the year ended December 31, 1998, the Company's net borrowings on its unsecured credit facility were approximately $323.0 million.

     The Company's dividends are paid quarterly. Amounts accumulated for distribution are primarily invested by the Company in short-term investments that are collateralized by securities of the United States Government or certain of its agencies.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Increases in interest rates, or the loss of the benefits from any hedging agreements of the Company, would increase our interest expense, which would adversely affect cash flow. As of December 31, 1998, the Company has $482.5 million outstanding under its line of credit that bears interest at a floating rate and $596.9 of additional fixed rate mortgage debt. These mortgage loans mature at various times through 2019. The Company also has issued $625 million unsecured notes, matures between 2000 and 2008.

     The Company is currently a party to an interest rate hedge agreement in order to hedge against the impact that interest rate fluctuations would have on the floating rate debt under its line of credit. Although the hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities, they expose us to the risk that the counterparties to such hedge agreements may not perform, negating the benefit of the hedging arrangements. In addition, if interest rates decline after we enter into a hedging agreement, our interest expense would increase as compared to the underlying floating rate and could result in us making payments to unwind such agreements. As a result of declining interest rate environment in 1998, we made payments of approximately $9.2 million in cash in February 1999 to unwind treasure lock arrangements. The fair market value of these treasury lock agreements at December 31, 1998 was negative $13.7 million.

     The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions, and other cash requirements. The Company also uses certain derivative financial instruments at times to limit market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments or for trading purposes.

     If the market rates of interest on the Company's variable rate debt change by 10% (or approximately 56 basis points) the Company's interest expense would change by approximately $2.7 million, assuming the amount outstanding under the variable rate facility remains at $482.5 million, the balance at December 31, 1998. Furthermore book value of this variable interest credit facility approximates market value at December 31, 1998.

     A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments, but as fixed rate debt matures and if additional debt is acquired to fund the repayments under maturing facilities, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of the fixed rate to debt maturities (in thousands):

1999.........................................  $     31,053
2000.........................................       200,129
2001.........................................       102,092
2002.........................................        43,510
2003.........................................       221,768
2004 & thereafter............................       623,307
                                               ------------
                                               $  1,221,859
                                               ------------
                                               ------------

     Assuming the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair value of the Company's fixed rate debt be approximately $38 million. The estimated fair market value of the fixed rate debt instruments and the unsecured notes at December 31, 1998 was $615.5 million and $614.1 million, respectively.

     Because we have made loans to a foreign affiliate, Omni UK, we are exposed to risks that there will be a significant change in the rate of exchange between the United States dollar and the British pound, as well as the possibility of the imposition or modification of exchange controls by governments or monetary authorities. These risks generally depend on factors beyond our control, such as economic, financial and political events and the supply and demand for various currencies. We may invest in other entities with operations in foreign countries, and if we do, the same risks will apply to the currencies utilized in those countries. The Company's current exposure to foreign currency fluctuations is not significant.

YEAR 2000 COMPLIANCE

     The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. Software and hardware may recognize a date using '00' as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with '20' could result in business or building system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

     The Company has undertaken a comprehensive program to address the Year 2000 issue. In the second quarter of 1998, the Company expanded its program and appointed a Year 2000 Steering Committee to manage centrally its Year 2000 compliance program (known internally as 'Project 2000'). The Steering Committee includes representatives of senior level management representing a wide array of the organization and is charged with overseeing the Company's comprehensive action plan designed to address Year 2000 issues.

     During the second quarter of 1998, the Company's Steering Committee engaged the independent consulting firm of Computer Technology Associates, Inc. ('CTA') to serve as the Project Manager for Project 2000. During the first quarter of 1999 and after completion of the assessment phase, CTA's role as Project Manager was modified and the Company designated two full-time employees as the Project Managers to oversee the remainder of Project 2000. The Company expects CTA will continue to assist the Project Managers, as needed, during the remainder of Project 2000.

     Project 2000 is organized into two areas of concentration: (i) Property Operations Embedded Systems and (ii) Internal Business Operations Technology. The Property Operations segment of the program focuses primarily on equipment and systems present in the Company's operating properties that may contain embedded microcontroller technology (such as elevators and HVAC systems). The Internal Business Operations segment focuses primarily on the Company's information technology, operating systems (such as billing, accounting and financial reporting systems) and certain systems of the Company's major vendors and material service providers. As described below, Project 2000 involves (i) the assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the selective testing of such remedies and (iv) the preparation of contingency plans to deal with the potential failure of important and critical systems.

     ASSESSMENT. During the course of its assessment phase, the Company continued to identify substantially all of the major components of its property and business operations systems which may be vulnerable to the Year 2000 issue. In terms of Property Operations, the Company conducted a comprehensive inventory of all of its buildings' systems and equipment. Systems were risk ranked (1-3) based upon each system's importance to the properties' operations. Those systems classified as level 2 or 3 (the highest levels of importance) were compared to CTA's existing embedded systems database to determine the status of Year 2000 compliance if it was not already known by the Company. If relevant information was not contained in the existing database, the system was then identified for processing through vendor management coordinated by CTA. Vendor management involved concentrated communication with the vendor in an attempt to determine the status of a system's Year 2000 compliance and any available remedies. As of the fourth quarter of 1998, inventory of the Company's operating properties was complete. Assessment of property operations was substantially complete as of January 1999.

     In terms of Internal Business Operations Technology, team leaders were selected from each business unit and market office to assist in identifying software, hardware and external interfaces which may be vulnerable to Year 2000 issues. Inventorying of both core business units and all market offices was substantially completed by the end of the fourth quarter of 1998. The Company's primary billing and accounting software is currently undergoing a routine application upgrade expected to be complete by the end of the first quarter of 1999. The vendor of the software has received the Information Technology Association of America (ITAA) 2000 Certification and represents that the system is generally Year 2000 ready, and the Company expects to test the system during the second quarter of 1999. In addition, during the fourth quarter of 1998 and the first quarter of 1999, the Company continued communicating with other significant hardware, software and other material services providers, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance of their systems insofar as the systems relate to such parties' business activities with the Company. The Company expects to continue to communicate with these vendors throughout 1999.

     REMEDIATION AND TESTING PHASE. Based upon the results of its assessment efforts, the Company has initiated remediation and testing activities. The Company intends to complete remediation on important and critical systems by the end of the second quarter of 1999. Selective validation testing of these systems is scheduled to be completed during the third and fourth quarters of 1999. The activities conducted during the remediation and testing phase are intended to provide assurance from both the Property Operation and the Internal Business perspectives that critical and important applications, systems and equipment will be substantially Year 2000 compliant on a timely basis. In this phase, the Company will first evaluate applications, systems and equipment. If a potential Year 2000 problem is identified, the Company will take steps to attempt to remediate the problem and, where applicable, test to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the various applications, system components and equipment have undergone remediation and testing phases, the Company, where applicable, will conduct integrated testing for the purpose of demonstrating functional integrated systems operations.

     CONTINGENCY PLANS. The Company has started updating contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it is in the process of identifying. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. The Company expects to complete contingency plans by the end of the third quarter of 1999.

     COSTS RELATED TO THE YEAR 2000 ISSUE. As of December 31, 1998, the Company, has incurred approximately $.5 million in costs for its Year 2000 program. The Company currently estimates that it will incur additional costs, which are not expected to exceed approximately $4.5 million, to complete its Year 2000 compliance work. Of such additional costs, approximately $3.3 million are expected to be incurred during 1999. The Company believes that a portion of these costs may be recoverable from tenants but has not determined at this time the extent to which such recovery can be realized.

FUNDS FROM OPERATIONS

     The Company believes that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the final National Association of Real Estate Investment Trusts (NAREIT) White Paper on funds from operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. The Company calculates its funds from operations by combining the funds from operations from its real estate operations, calculated in accordance with NAREIT's definition of funds from operations, and the earnings before depreciation, amortization and deferred taxes ('EBDADT') of the Company's executive suites business, excluding operating losses from centers under development. The Company's funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and, as such, should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or the Company's ability to make distributions.

     The following table provides the calculation of the Company's funds from operations for the years presented:

(in thousands):                                                             1998       1997       1996
                                                                         ----------  ---------  ---------
Net operating income before minority interest and extraordinary
  items................................................................  $  142,573     87,013     29,534
Adjustments to derive funds from operations:
  Add:
     Depreciation and amortization.....................................     109,487     72,922     35,888
     Losses associated with executive suites centers under
       development.....................................................       5,766         --         --
     Loss on write-off of treasury locks...............................      13,729         --         --
     Deferred taxes....................................................         959         --         --
  Deduct:
     Minority interests' (non Unitholders) share of depreciation,
       amortization and net income.....................................        (380)    (1,253)      (926)
     Gain on sale of assets............................................     (37,580)    (5,420)        --
                                                                         ----------  ---------  ---------
Funds from operations before allocation to the minority Unitholders....     234,554    153,262     64,496
Less: Funds from operations allocable to the minority Unitholders......     (15,507)   (12,697)    (8,610)
                                                                         ----------  ---------  ---------
Funds from operations allocable to CarrAmerica Realty Corporation......     219,047    140,565     55,886
Less: Preferred stock dividends........................................     (35,571)   (10,991)      (572)
                                                                         ----------  ---------  ---------
Funds from operations attributable to common shareholders..............  $  183,476    129,574     55,314
                                                                         ----------  ---------  ---------
                                                                         ----------  ---------  ---------

     Changes in funds from operations are largely attributable to the effect of property and executive suites acquisitions during the periods on net income and depreciation and amortization, as previously discussed.

ACQUISITION AND DEVELOPMENT ACTIVITY

     The following is a discussion of the Company's acquisition and development activity during 1998. A more detailed discussion can be found in 'Item 1. Business--Recent Developments'.

     During 1998, the Company (directly and through its affiliate CarrAmerica Development) acquired the following properties: in its Pacific region, the Company acquired 28 properties containing a total of approximately 1.6 million square feet, for an aggregate purchase price of approximately $251.8 million; in its Mountain region, the Company acquired one property containing approximately
 .1 million square feet, for a purchase price of approximately $19.5 million; in its Central region, the Company acquired two properties containing a total of approximately .4 million square feet for an aggregate purchase price of approximately $39.3 million; and in its Southeast region, the Company acquired one property containing approximately .1 million square feet for a purchase price of approximately $8.8 million.

     During 1998, the Company (directly and through its affiliate CarrAmerica Development) acquired land that is expected to support the future development of up to 4.7 million square feet for an aggregate purchase price of $133.4 million. In addition, as of December 31, 1998, the Company had 50 office properties under construction: 1.3 million square feet in its Pacific region; .6 million square feet in its Mountain region; 1.7 million square feet in its Central region; and
 .7 million square feet in its Southeast region. Costs incurred during 1998 for properties under construction were $400.4 million. An additional $231.4 million is expected to be expended for completion of projects already under construction as of December 31, 1998.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of certain interest rate and foreign currency risks to which the Company is subject, see 'Item 7. Business--Management's Discussion and Analysis of Financial Condition and Results of Operations.' The Company does not currently believe that its market risk associated with these items is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Part IV, Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the material appearing in Part I of this Annual Report on Form 10-K and in the Proxy Statement for the Company's Annual Stockholders' Meeting to be held in 1999 (the 'Proxy Statement').

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption 'Executive Compensation.'

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption 'Voting Securities and Principal Holders Thereof.'

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption 'Certain Relationships and Related Transactions.'

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

14(A)(1) FINANCIAL STATEMENTS

     Reference is made to the Index to Financial Statements and Schedule on page F-1.

14(A)(2) FINANCIAL STATEMENT SCHEDULE

     Reference is made to the Index to Financial Statements and Schedule on page S-1.

14(A)(3)  EXHIBITS

 3.1       Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation, as amended on
           April 29, 1996 and April 30, 1996 (incorporated by reference to the same numbered exhibit to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).
 3.2       Articles Supplementary Relating to Series A Cumulative Convertible Redeemable Preferred Stock dated October
           24, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1996).
 3.3       Articles Supplementary Relating to Series B Cumulative Redeemable Preferred Stock dated August 8, 1997
           (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

 3.4       Articles Supplementary Relating to Series C Cumulative Redeemable Preferred Stock dated October 30, 1997
           (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated and filed on
           November 6, 1997).
 3.5       Articles Supplementary Relating to Series D Cumulative Redeemable Preferred Stock dated December 17, 1997
           (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 16,
           1997 and filed on December 17, 1997).
 3.6       Articles of Amendment of Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty
           Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1998).
 3.7       Second Amendment and Restatement of By-laws of CarrAmerica Realty Corporation (incorporated by reference to
           Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 12, 1997).
 3.8       Amendment to the Second Amendment and Restatement of By-Laws of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30,
           1998).
 3.9       Amendment to the Second Amendment and Restatement of By-laws of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
           1998).
 4.1       Indenture, dated as of July 1, 1997, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as
           Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company's 7.20% Notes due 2004 and 7.375%
           Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended June 30, 1997).
 4.2       Indenture, dated as of February 23, 1998, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as
           Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company's 6.625% Notes due 2005 and 6.875%
           Notes due 2008. (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for
           the year ended December 31, 1997).
 4.3       Indenture, dated as of October 1, 1998 by and among the Company as Issuer, CarrAmerica Realty, L.P., as
           Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's
           Current Report on Form 8-K filed on October 2, 1998).
10.1       Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P., dated May 9, 1997
           (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.2       First Amendment to Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P.,
           dated October 6, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K
           for the year ended December 31, 1997).
10.3       Second Amendment to Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty,
           L.P., dated December 12, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1997).
10.4       Third Amendment to Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P.,
           dated December 31, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1997).
10.5       Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty,
           L.P., dated as of December 31, 1998.
10.6       Third Amended and Restated Agreement of Limited Partnership of Carr Realty, L.P., dated March 5, 1996, as amended (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended March 31, 1996).
10.7       First Amendment to Third Amended and Restated Agreement of Limited Partnership of Carr Realty, L.P., dated as of January 22, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1998).
10.8       Second Amendment to Third Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P.,
           dated as of February 17, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.9       Third Amendment to Third Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P.,
           dated as of May 8, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1998).
10.10      1993 Carr Realty Option Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration
           Statement on Form S-11, No. 33-53626).
10.11      1995 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration
           Statement on Form S-8, No. 33-92136).
10.12      First Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan.
10.13      1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1996).
10.14      First Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan.
10.15      Second Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan.
10.16      Third Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan.
10.17      Noncompetition and Restriction Agreement by and among The Oliver Carr Company, Oliver T. Carr, Jr., Carr
           Realty Corporation and Carr Realty, L.P. (incorporated by reference to Exhibit 10.7 of the Company's
           Registration Statement on Form S-11, No. 33-53626).
10.18      Promissory Note from Carr Realty, L.P. to the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-11, No. 33-72974).
10.19      Deed of Trust and Security Agreement by and among Carr Realty, L.P., Patrick H. McGuire, III, and the
           Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.28 of the Company's
           Registration Statement on Form S-11, No. 33-72974).
10.20      Stock Purchase Agreement, dated November 5, 1995, by and among Carr Realty Corporation, Security Capital
           Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 5.1 to the Company's
           Current Report on Form 8-K filed November 6, 1995).
10.21      Stockholders Agreement, dated April 30, 1996 by and among Carr Realty Corporation, Carr Realty, L.P.,
           Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.2 of Security Capital U.S. Realty's Schedule 13D dated April 30, 1996).
10.22      Registration Rights Agreement, dated April 30, 1996 by and among Carr Realty Corporation, Security Capital
           Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.3 of Security
           Capital U.S. Realty's Schedule 13D dated April 30, 1996).
10.23      Fourth Amended and Restated Credit Agreement, dated August 27, 1998 by and among CarrAmerica Realty
           Corporation, Carr Realty, L.P., CarrAmerica Realty, L.P., Morgan Guaranty Trust Company of New York,
           Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., Wells Fargo Bank, National Association,
           Bank of America National Trust and Savings Association, and the other banks listed therein (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
           30, 1998).
10.24      Second Amended and Restated Credit Agreement, dated as of August 27, 1998, by and among OmniOffices, Inc.,
           Morgan Guaranty Trust Company of New York, J.P. Morgan Securities Inc., Commerzbank Aktiengesellschaft, New
           York Branch, NationsBank, N.A., PNC Bank, National Association, Bank of America National Trust and Savings
           Association, Societe Generale, a French Banking Corporation, acting through its Southwest Agency, and the other banks listed therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1998).
10.25      Amended and Restated Guaranty Agreement, dated as of August 27, 1998, made by CarrAmerica Realty Corporation in favor of Morgan Guaranty Trust Company, as bank and lead agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
11.1       Statement regarding computation of per share earnings; reference is made to Notes to Financial Statements,
           Footnote 1(l).
21.1       List of Subsidiaries.

23.1       Consent of KPMG LLP, dated March 31, 1999.
24.1       Power of Attorney of Oliver T. Carr, Jr.
24.2       Power of Attorney of Ronald Blankenship.
24.3       Power of Attorney of Andrew F. Brimmer.
24.4       Power of Attorney of A. James Clark.
24.5       Power of Attorney of Timothy Howard.
24.6       Power of Attorney of Caroline S. McBride.
24.7       Power of Attorney of William D. Sanders.
24.8       Power of Attorney of Wesley S. Williams, Jr.
27.1       Financial Data Schedule as of and for the year ended December 31, 1998.
27.2       Financial Data Schedule as of and for the year ended December 31, 1997.

(b) REPORTS ON FORM 8-K

     Form 8-K filed November 5, 1998 (and amendment thereto on Form 8-K/A filed on November 6, 1998), regarding Supplemental Financial and Operating Information of the Company as of September 30, 1998.

     Form 8-K filed October 2, 1998, filing certain exhibits to the Company's shelf registration statement in connection with the sale of $150.0 million of unsecured notes.

(c) EXHIBITS

     The list of exhibits filed with this report is set forth in response to
Item 14(a)(3). The required exhibit index has been filed with the exhibits.

(d) FINANCIAL STATEMENTS

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the
District of Columbia on March   , 1999.

                                          CARRAMERICA REALTY CORPORATION
                                                      a Maryland corporation

                                          By: /s/ THOMAS A. CARR________________
                                                       Thomas A. Carr
                                               President and Chief Executive
                                                         Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of
the registrant and in the capacities indicated on March   , 1999.

                     SIGNATURE                                              TITLE
---------------------------------------------------  ---------------------------------------------------

                         *                           Chairman of the Board
                Oliver T. Carr, Jr.                  and Director

                 /s/ THOMAS A CARR                   President, Chief Executive Officer and Director
                  Thomas A. Carr

              /s/ RICHARD F. KATCHUK                 Chief Financial Officer
                Richard F. Katchuk

                         *                           Director
                Ronald Blankenship

                         *                           Director
                 Andrew F. Brimmer

                         *                           Director
                  A. James Clark

                         *                           Director
                  Timothy Howard

                         *                           Director
                Caroline S. McBride

                         *                           Director
                William D. Sanders

                         *                           Director
              Wesley S. Williams, Jr.

               By:RICHARD F. KATCHUK
                Richard F. Katchuk
                 Attorney-in-fact

                         CARRAMERICA REALTY CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

     The following Consolidated Financial Statements and Schedule of CarrAmerica Realty Corporation and Subsidiaries and the Independent Auditors' Reports thereon are attached hereto:

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................        F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996.........................................................................        F-3
Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1998, 1997 and 1996.........................................................................        F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996.........................................................................        F-5
Notes to Consolidated Financial Statements.................................................................        F-7
Independent Auditors' Report...............................................................................       F-26

                                             FINANCIAL STATEMENT SCHEDULE
Independent Auditors' Report...............................................................................       F-27
Schedule III: Consolidated Real Estate and Accumulated Depreciation as of December 31, 1998 for CarrAmerica
              Realty Corporation and Subsidiaries..........................................................        S-1

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

__________CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997__________

(In thousands, except for per share and share amounts)

                                                                                             1998         1997
                                                                                          ----------    ---------
                                        ASSETS
Rental property (notes 2 and 11):
  Land.................................................................................   $  692,484      557,536
  Buildings............................................................................    2,051,734    1,692,389
  Tenant improvements..................................................................      192,211      131,527
  Furniture, fixtures and equipment....................................................       57,140       15,571
                                                                                          ----------    ---------
                                                                                           2,993,569    2,397,023
  Less-accumulated depreciation........................................................     (262,458)    (184,266)
                                                                                          ----------    ---------
     Total rental property.............................................................    2,731,111    2,212,757
Land held for development (note 11)....................................................      119,141       81,647
Construction in progress (note 11).....................................................      347,294      210,829
Restricted and unrestricted cash and cash equivalents (note 2).........................       85,139       41,894
Accounts and notes receivable (note 8).................................................       47,251       38,321
Investments (note 4)...................................................................      101,679       20,128
Accrued straight-line rents............................................................       39,273       33,212
Tenant leasing costs, net of accumulated amortization of $21,878 in 1998 and $15,576 in
  1997.................................................................................       42,552       19,473
Deferred financing costs, net of accumulated amortization of $7,401 in 1998 and $4,100
  in 1997..............................................................................       19,911        6,899
Goodwill, net of accumulated amortization of $6,160 in 1998 and $426 in 1997 (note
  11)..................................................................................      221,570       36,281
Prepaid expenses and other assets, net of accumulated depreciation and amortization of
  $8,239 in 1998 and $5,753 in 1997....................................................       38,563       42,619
                                                                                          ----------    ---------
                                                                                          $3,793,484    2,744,060
                                                                                          ----------    ---------
                                                                                          ----------    ---------
               LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgages and notes payable (notes 2 and 11).........................................   $1,704,359    1,025,145
  Accounts payable and accrued expenses................................................      133,767       71,112
  Rent received in advance and security deposits.......................................       47,692       20,151
                                                                                          ----------    ---------
     Total liabilities.................................................................    1,885,818    1,116,408
Minority interest (note 3).............................................................       93,264       74,955
Stockholders' equity (notes 3, 6 and 7):
  Preferred Stock, $.01 par value, authorized 35,000,000 shares:
     Series A Cumulative Convertible Redeemable Preferred Stock, $.01 par value,
      680,000 shares issued and outstanding at December 31, 1998, and 780,000 shares issued and outstanding at December 31, 1997 with an aggregate liquidation
      preference of $17.0 million and $19.5 million, respectively......................            7            8
     Series B, C and D Cumulative Redeemable Preferred Stock, outstanding 8,800,000 shares at December 31, 1998 and 1997, with an aggregate liquidation preference of
      $400.0 million...................................................................           88           88
     Common Stock, $.01 par value, authorized 180,000,000 shares, issued and outstanding 71,760,172 shares at December 31, 1998 and 59,993,778 shares at
      December 31, 1997................................................................          718          600
     Additional paid in capital........................................................    1,926,057    1,629,214
     Accumulated other comprehensive income............................................          463           --
     Cumulative dividends in excess of net income......................................     (112,931)     (77,213)
                                                                                          ----------    ---------
       Total stockholders' equity......................................................    1,814,402    1,552,697
                                                                                          ----------    ---------
Commitments and contingencies (notes 5, 8 and 10)......................................   $3,793,484    2,744,060
                                                                                          ----------    ---------
                                                                                          ----------    ---------

          See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
__________________YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996__________________
(In thousands, except per share amounts)

                                                                                1998         1997         1996
                                                                              ---------    ---------    ---------
Real estate operating revenue (notes 5 and 8):
  Rental revenue:
     Minimum base rent.....................................................   $ 379,502      274,603      133,807
     Recoveries from tenants...............................................      46,947       37,134       14,105
     Parking and other tenant charges......................................      14,006       13,765        6,253
                                                                              ---------    ---------    ---------
          Total rental revenue.............................................     440,455      325,502      154,165
  Executive suites revenue.................................................     145,932       17,865           --
  Real estate service revenue..............................................      16,167       15,998       12,512
                                                                              ---------    ---------    ---------
          Total revenue....................................................     602,554      359,365      166,677
                                                                              ---------    ---------    ---------
Real estate operating expenses:
  Property expenses:
     Operating expenses....................................................     109,514       84,432       37,047
     Real estate taxes.....................................................      40,174       30,394       14,880
  Interest expense.........................................................      76,458       51,528       31,630
  Executive suites expenses (note 5).......................................     123,976       15,728           --
  General and administrative...............................................      32,356       21,839       15,228
  Depreciation and amortization (note 11)..................................     111,022       76,958       38,264
                                                                              ---------    ---------    ---------
          Total operating expenses.........................................     493,500      280,879      137,049
                                                                              ---------    ---------    ---------
          Real estate operating income.....................................     109,054       78,486       29,628
                                                                              ---------    ---------    ---------
Other operating income (expense):
  Interest Income..........................................................       5,704        2,452        1,701
  Equity in earnings of unconsolidated partnerships (note 4)...............       5,282          655          484
  Gain on sale of assets (note 9)..........................................      38,160        5,420           --
  Loss on write-off of treasury locks (note 10)............................     (13,729)          --           --
  Loss on write-off of investment and intangible assets (note 9)...........          --           --       (2,279)
                                                                              ---------    ---------    ---------
          Total other operating income (expense)...........................      35,417        8,527          (94)
                                                                              ---------    ---------    ---------
          Net operating income before income taxes, minority interest and
            extraordinary item.............................................     144,471       87,013       29,534
  Income taxes (note 15)...................................................      (1,898)          --           --
                                                                              ---------    ---------    ---------
          Net operating income before minority interest and extraordinary
            item...........................................................     142,573       87,013       29,534
Minority interest (note 3).................................................     (16,076)      (8,273)      (4,732)
                                                                              ---------    ---------    ---------
     Income before extraordinary item......................................     126,497       78,740       24,802
Extraordinary item-loss on early extinguishment of debt....................          --         (608)        (484)
                                                                              ---------    ---------    ---------
          Net income.......................................................   $ 126,497       78,132       24,318
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------
Basic net income per common share:
  Income before extraordinary item (note 1)................................   $    1.33         1.23         0.90
  Extraordinary item-loss on early extinguishment of debt..................          --        (0.01)       (0.02)
                                                                              ---------    ---------    ---------
          Basic net income per common share................................   $    1.33         1.22         0.88
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------
Diluted net income per share:
  Income before extraordinary item (note 1)................................   $    1.32         1.23         0.90
  Extraordinary item-loss on early extinguishment of debt..................          --        (0.01)       (0.02)
                                                                              ---------    ---------    ---------
          Diluted net income per share.....................................   $    1.32         1.22         0.88
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------

          See accompaning notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE __________________YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996__________________
(In thousands, except per share amounts)

                                                                                                    ACCUMULATED     DIVIDENDS IN
                                                                                     ADDITIONAL        OTHER         EXCESS OF
                                   PREFERRED      COMMON      PREFERRED    COMMON     PAID-IN      COMPREHENSIVE     CUMULATIVE
                                    SHARES        SHARES        STOCK      STOCK      CAPITAL         INCOME          EARNINGS
                                   ---------    ----------    ---------    ------    ----------    -------------    ------------
Balance at December 31, 1995....          --    13,409,177       $--         134       126,835           --             (31,426)
  Sales of Common Stock.........          --    30,102,907        --         301       665,178           --                  --
  Sale of Series A Cumulative
    Convertible Redeemable
    Preferred Stock.............   1,740,000            --        17          --        42,976           --                  --
  Shares issued in exchange for
    Unit redemptions (note 3)...          --       212,293        --           2           831           --                  --
  Exercise of stock options.....          --         2,000        --          --            36           --                  --
  Shares issued to acquire
    rental property.............          --        62,696        --           1         1,499           --                  --
  Net income....................          --            --        --          --            --           --              24,318
  Dividends paid................          --            --        --          --            --           --             (43,224)
                                   ---------    ----------       ---       ------    ----------         ---         ------------
Balance at December 31, 1996....   1,740,000    43,789,073        17         438       837,355           --             (50,332)
  Sales of Common Stock.........          --    15,032,815        --         151       400,781           --                  --
  Sales of Preferred Stock......   8,800,000            --        88          --       386,843           --                  --
  Shares issued in exchange for
    Unit redemptions (note 3)...          --       199,223        --           2         3,955           --                  --
  Exercise of stock options.....          --        12,667        --          --           280           --                  --
  Conversion of Series A
    Cumulative Convertible
    Redeemable Preferred Stock
    to Common Stock.............    (960,000)      960,000        (9)          9            --           --                  --
  Net income....................          --            --        --          --            --           --              78,132
  Dividends Paid................          --            --        --          --            --           --            (105,013)
                                   ---------    ----------       ---       ------    ----------         ---         ------------
Balance at December 31, 1997....   9,580,000    59,993,778        96         600     1,629,214           --             (77,213)
  Sales of Common Stock.........          --    11,612,781        --         116       296,373           --                  --
  Shares issued in exchange for
    Unit redemptions (note 3)...          --        52,613        --           1           452           --                  --
  Exercise of stock options.....          --         1,000        --          --            18           --                  --
  Conversion of Series A
    Cumulative Convertible
    Redeemable Preferred Stock
    to Common Stock.............    (100,000)      100,000        (1)          1            --           --                  --
  Comprehensive Income:
    Net income..................          --            --        --          --            --           --             126,497
    Foreign Currency Translation
      Adjustment................          --            --        --          --            --          463                  --
    Total Comprehensive Income..
  Dividends Paid................          --            --        --          --            --           --            (162,215)
                                   ---------    ----------       ---       ------    ----------         ---         ------------
Balance at December 31, 1998....   9,480,000    71,760,172       $95         718     1,926,057          463            (112,931)
                                   ---------    ----------       ---       ------    ----------         ---         ------------
                                   ---------    ----------       ---       ------    ----------         ---         ------------


                                    TOTAL
                                  ---------
Balance at December 31, 1995....     95,543
  Sales of Common Stock.........    665,479
  Sale of Series A Cumulative
    Convertible Redeemable
    Preferred Stock.............     42,993
  Shares issued in exchange for
    Unit redemptions (note 3)...        833
  Exercise of stock options.....         36
  Shares issued to acquire
    rental property.............      1,500
  Net income....................     24,318
  Dividends paid................    (43,224)
                                  ---------
Balance at December 31, 1996....    787,478
  Sales of Common Stock.........    400,932
  Sales of Preferred Stock......    386,931
  Shares issued in exchange for
    Unit redemptions (note 3)...      3,957
  Exercise of stock options.....        280
  Conversion of Series A
    Cumulative Convertible
    Redeemable Preferred Stock
    to Common Stock.............         --
  Net income....................     78,132
  Dividends Paid................   (105,013)
                                  ---------
Balance at December 31, 1997....  1,552,697
  Sales of Common Stock.........    296,489
  Shares issued in exchange for
    Unit redemptions (note 3)...        453
  Exercise of stock options.....         18
  Conversion of Series A
    Cumulative Convertible
    Redeemable Preferred Stock
    to Common Stock.............         --
  Comprehensive Income:
    Net income..................    126,497
    Foreign Currency Translation
      Adjustment................        463
                                  ---------
    Total Comprehensive Income..    126,960
  Dividends Paid................   (162,215)
                                  ---------
Balance at December 31, 1998....  1,814,402
                                  ---------
                                  ---------

          See accompaning notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
____CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996___________________________________________________________________
(In thousands)

                                                                                   1998         1997         1996
                                                                                 ---------    ---------    ---------
Cash flows from operating activities:
  Net income..................................................................   $ 126,497       78,132       24,318
                                                                                 ---------    ---------    ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization...........................................     111,022       76,958       38,264
      Minority interest in income.............................................      16,076        8,273        4,732
      Restricted Stock Units issued in connection with restricted stock
         plan.................................................................         312           --           --
      Gain on sale of assets..................................................     (38,160)      (5,420)          --
      Equity in earnings of unconsolidated partnerships.......................      (5,282)        (655)        (464)
      Extraordinary item-loss on early extinguishment of debt.................          --          608          484
      Loss on write-off of fixed assets.......................................         685           --        2,279
  Changes in assets and liabilities, net of acquisitions:
         Increase in accounts receivable and notes receivable.................      (6,605)     (26,422)      (3,171)
         Increase in accrued straight-line rents..............................     (13,919)      (9,533)      (1,373)
         Additions to tenant leasing costs....................................     (12,949)     (10,671)      (5,530)
         Decrease (increase) in prepaid expenses and other assets.............       7,453      (22,615)      (5,915)
         Increase in accounts payable and accrued expenses....................      37,066       34,654       20,029
         Increase in rent received in advance and security deposits...........      17,556        9,768        8,647
                                                                                 ---------    ---------    ---------
             Total adjustments................................................     113,255       54,945       57,982
                                                                                 ---------    ---------    ---------
             Net cash provided by operating activities........................     239,752      133,077       82,300
                                                                                 ---------    ---------    ---------
Cash flows from investing activities:
  Acquisition of executive suites assets......................................    (203,493)     (45,736)          --
  Additions to executive suites development...................................     (13,946)          --           --
  Acquisitions of rental property.............................................    (280,906)    (692,001)    (800,628)
  Additions to rental property................................................     (56,174)     (36,303)     (11,525)
  Additions to land held for development......................................    (132,416)     (96,225)     (23,022)
  Additions to construction in progress.......................................    (400,391)    (180,104)     (31,723)
  Acquisition of real estate service contracts and other intangibles..........          --           --       (1,750)
  Distributions from unconsolidated partnerships..............................       5,852        1,574        1,739
  Investments in unconsolidated partnerships..................................     (82,120)      (7,398)      (4,055)
  Acquisition of minority interest............................................          --           --           (3)
  Increase in restricted cash and cash equivalents............................     (15,802)      (6,019)      (5,980)
  Proceeds from sales of rental property......................................     194,075       63,479           --
                                                                                 ---------    ---------    ---------
             Net cash used by investing activities............................    (985,321)    (998,733)    (876,947)
                                                                                 ---------    ---------    ---------
Cash flows from financing activities:
  Net proceeds from sales of common and preferred stock.......................     296,518      788,143      708,508
  Net borrowings (repayments) on unsecured credit facility....................     323,000      (55,500)     215,000
  Proceeds from issuance of unsecured notes...................................     350,000      275,000           --
  Repayment of mortgages payable..............................................     (25,412)     (19,305)     (57,048)
  Disposition of mortgage payable from sale of rental property................          --       (9,508)          --
  Contributions from minority interests.......................................       3,622        1,502           --
  Dividends paid..............................................................    (162,215)    (105,013)     (43,224)
  Additions to deferred financing costs.......................................     (16,821)      (4,179)      (3,020)
  Distributions to minority interests.........................................     (10,932)      (9,276)      (7,149)
                                                                                 ---------    ---------    ---------
             Net cash provided by financing activities........................     757,760      861,864      813,067
                                                                                 ---------    ---------    ---------
             Effect of comprehensive income...................................         463           --           --
                                                                                 ---------    ---------    ---------
             Increase (decrease) in unrestricted cash and cash equivalents....      12,654       (3,792)      18,420
Unrestricted cash and cash equivalents, beginning of the period...............      23,845       27,637        9,217
                                                                                 ---------    ---------    ---------
Unrestricted cash and cash equivalents, end of the period.....................   $  36,499       23,845       27,637
                                                                                 ---------    ---------    ---------
                                                                                 ---------    ---------    ---------
Supplemental disclosure of cash flow information:
  Cash paid for interest (net of capitalized interest of $30,482 in 1998,
    $12,571 in 1997 and $2,664 in 1996).......................................   $  81,428       41,170       29,693
                                                                                 ---------    ---------    ---------
                                                                                 ---------    ---------    ---------

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
____CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996___________________________________________________________________
(Continued)

Supplemental disclosure of noncash investing and financing activities:

(a) During 1998, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $31.6 million of debt and liabilities and by issuing $10.0 million of units.

(b) During 1997, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $182.8 million of debt and liabilities and by issuing $26.0 million of units.

(c) During 1996, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $184.4 million of debt and liabilities and by issuing $1.5 million of common stock and $18.0 million of Units. The Company also repaid $1.0 million of liabilities by issuing $1.0 million of Units.

          See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BUSINESS

     CarrAmerica Realty Corporation (the 'Company') is a self-administered and self-managed equity real estate investment trust ('REIT'), organized under the laws of Maryland, which owns, develops, acquires and operates office properties. The Company's office properties primarily are located in 15 markets across the United States.

     OmniOffices, Inc. ('OmniOffices') and OmniOffices (UK) Limited ('Omni UK'), the Company's executive suites affiliates, are engaged in the business of leasing commercial office space in the form of executive office suites and providing related telecommunications, secretarial, copying and office support services to tenants. OmniOffices and Omni UK offered short-term leases and service packages at over 100 facility locations in 31 markets throughout the United States and the United Kingdom as of December 31, 1998.

(B) BASIS OF PRESENTATION

     The accounts of the Company and its majority-owned/controlled subsidiaries and affiliates are consolidated in the accompanying financial statements. The Company uses the equity method of accounting for its investments in and earnings and losses of unconsolidated partnerships not controlled by the Company. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(C) RENTAL PROPERTY

     Rental property is recorded at cost less accumulated depreciation (which is less than the fair value of the rental property). Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

Base Building.......................................................   30 to 50 years
Building components.................................................   7 to 20 years
Tenant improvements.................................................   Terms of the leases or useful
                                                                       lives, whichever is shorter
Leasehold Improvements, Furniture, fixtures and equipment...........   5 to 15 years

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

     The Company reviews its rental property to determine the point at which the asset is under contract for sale, with contingencies waived and nonrefundable earnest money posted. If an asset is subject to these conditions, the asset is reclassified to 'Assets Available for Sale', and depreciation is discontinued.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

(D) DEVELOPMENT PROPERTY

     Land held for development and construction in progress are carried at cost. Specifically identifiable direct and indirect, development, construction and external acquisition costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property.

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

(G) GOODWILL, REAL ESTATE SERVICE CONTRACTS AND OTHER INTANGIBLES

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired in the acquisition of executive suites businesses, is amortized on the straight-line basis over 30 years. Real estate service contracts and other intangible assets represent the fair value of assets acquired and are amortized on the straight-line basis over their expected lives. The Company assesses the recoverability of these intangible assets by determining whether the balance can be recovered over its remaining life through undiscounted future operating cash flows of the related assets or operations acquired. The amount of impairment loss, if any, is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The assessment of the recoverability of these intangible assets will be impacted if estimated future operating cash flows are not achieved.

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

     The Company earns real estate service revenue for certain properties it manages, leases and develops for third parties. Executive Suites revenue represents rental income from executive suites customers and income from various services provided to these customers, such as telephone and administrative support. Such revenue is recognized as earned.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

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

     CarrAmerica Development, Inc. ('CarrAmerica Development'), the Company's development affiliate, Carr Real Estate Services, Inc. ('Carr Services, Inc.'), the Company's real estate service affiliate, OmniOffices and Omni UK file separate tax returns and are subject to federal, state and local income taxes as well as certain foreign taxes. The Company uses the asset and liability method of accounting for income taxes for these affiliates. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

(K) HEDGING TRANSACTIONS

     From time to time, the Company enters into interest rate lock and collar agreements that are designed to hedge against the impact of interest rate fluctuations on certain of the Company's existing and probable future long-term debt instruments. Because these agreements qualify for hedge accounting treatment, any gains or losses are recognized as adjustments to interest expense over the lives of the underlying debt instruments. For hedge agreements that are terminated early or that are associated with anticipated future debt instruments, gains or losses are deferred until those debt instruments are entered into. If the Company determines it is no longer probable that the Company will enter into an anticipated debt instrument, or the investment no longer effectively hedges the existing or probable future long-term debt instruments, any related deferred gains or losses are recognized in the current period.

(L) PER SHARE DATA AND DIVIDENDS

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before extraordinary loss.

                                                                                                       YEAR ENDED DECEMBER 31,
                           YEAR ENDED DECEMBER 31, 1998           YEAR ENDED DECEMBER 31, 1997                  1996
                       ------------------------------------   ------------------------------------   ---------------------------
                         INCOME                       PER       INCOME                       PER       INCOME
                         (000'S)        SHARES       SHARE      (000'S)        SHARES       SHARE      (000'S)        SHARES
                       (NUMERATOR)   (DENOMINATOR)   AMOUNT   (NUMERATOR)   (DENOMINATOR)   AMOUNT   (NUMERATOR)   (DENOMINATOR)
                       -----------   -------------   ------   -----------   -------------   ------   -----------   -------------
Basic EPS............    $90,926         68,577      $1.33      $67,749         54,873      $1.23      $24,230         26,932
Effect of Dilutive
 Securities..........
Stock Options........         --            201      (0.01 )         --            205         --           --             67
  Units in Carr
    Realty, LP.......         --             --         --        5,530          4,519         --           --             --
                       -----------       ------      ------   -----------       ------      ------   -----------       ------
Diluted EPS..........    $90,926         68,778      $1.32      $73,279         59,597      $1.23      $24,230         26,999
                       -----------       ------      ------   -----------       ------      ------   -----------       ------
                       -----------       ------      ------   -----------       ------      ------   -----------       ------


                        PER
                       SHARE
                       AMOUNT
                       ------
Basic EPS............  $0.90
Effect of Dilutive
 Securities..........
Stock Options........     --
  Units in Carr
    Realty, LP.......     --
                       ------
Diluted EPS..........  $0.90
                       ------
                       ------

     Income before extraordinary loss has been reduced by preferred stock dividends of $35,571, $10,991 and $572 for 1998, 1997 and 1996,
     respectively.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

     The effects of units and Series A Preferred Stock are not included in the computation of diluted EPS for a given year if their effect is antidilutive.

     Following is the income tax status of common stock dividends paid during the last three calendar years:

                                                                            1998    1997    1996
                                                                            ----    ----    ----
Ordinary income..........................................................    92%     90%     95%
Capital Gain.............................................................    --      --      --
Return of Capital........................................................     8%     10%      5%

(M) CASH EQUIVALENTS

     For the purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

(N) ACCUMULATED OTHER COMPREHENSIVE INCOME

     The financial statements of Omni UK, a foreign affiliate, have been prepared in the respective local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for assets and liabilities and at an average exchange rate for the period on the statement of operations. Translation adjustments have no effect on net income and are reflected in Stockholders' Equity as accumulated other comprehensive income. Comprehensive income of the Company represents net income and these translation adjustments.

(O) SEGMENT OPERATIONS

     In June 1997, the Financial Accounting Standards Board ('FASB') issued SFAS No. 131, 'Disclosures About Segments of an Enterprise and Related Information,' which requires a public entity to report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas and major customers.

     The Company has segmented its operations into real estate property operations, executive suites operations, development operations and miscellaneous which consists primarily of real estate service operations.

(P) STOCK/UNIT OPTION PLANS

     The Company accounts for its option and unit plans in accordance with the provisions of Accounting Principles Board ('APB') Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expenses would be recorded only if the current market price of the underlying unit or stock on the date of grant exceeded the exercise price.

(Q) NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities', which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this pronouncement, if any.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

(R) RECLASSIFICATIONS

     Certain reclassifications of the prior years' amounts have been made to conform to the current period's presentation.

(2) MORTGAGES, UNSECURED NOTES AND CREDIT FACILITY

     The Company's mortgages payable, unsecured notes and credit facilities are summarized as follows (in thousands):

                                                               DECEMBER 31,       DECEMBER 31,
                                                                   1998               1997
                                                              ---------------    ---------------
Fixed rate mortgages.......................................     $   596,859        $   590,645
Unsecured credit facilities................................         482,500            159,500
Senior unsecured notes.....................................         625,000            275,000
                                                              ---------------    ---------------
                                                                $ 1,704,359        $ 1,025,145
                                                              ---------------    ---------------
                                                              ---------------    ---------------

     Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from February 1999 through July 2019. The weighted average interest rate of mortgages payable was 8.2% at December 31, 1998 and 8.1% at December 31, 1997. In compliance with the terms of the mortgage instrument, a mortgage payable of $27.4 million at December 31, 1998 is held by Carr Redmond Corporation, a wholly-owned subsidiary of the Company, which owns the Redmond East office campus.

     The Company has a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. At December 31, 1998, the credit facility bore interest, as selected by the Company, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 90 basis points above the 30 day London Interbank Offered Rate (LIBOR). The Company has predominately selected interest rates equal to 90 basis points above the 30 day LIBOR for initial draws and upon the expiration of current LIBOR contracts. The credit facility matures in August 2001. At December 31, 1998, the Company had $61 million available for draw under the credit facility.

     OmniOffices also has a $200.0 million unsecured credit facility with Morgan, as agent for a group of banks. At December 31, 1998, the credit facility bore interest, as selected by OmniOffices, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 90 basis points above the 30 day LIBOR. OmniOffices has predominately selected interest rates equal to 90 basis points above the 30 day LIBOR for initial draws and upon the expiration of current LIBOR contracts. The credit facility matures in August 2001. The facility is unconditionally guaranteed by the Company. At December 31, 1998, OmniOffices had $106.5 million available for draw under the credit facility.

     The Company's unsecured credit facility and the OmniOffices credit facility contain a number of financial and other covenants with which the Company must comply including, but not limited to, covenants relating to ratios of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense, annual EBITDA to debt service, and total debt to tangible fair market value of the Company's assets, and restrictions on the ability of the Company to make dividend distributions in excess of 90% of funds from operations. Availability under the unsecured credit facility is also limited to a specified percentage of the Company's unsecured properties.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

     The Company has senior unsecured notes outstanding in the aggregate principal amount of $625 million. These notes are in the form of $150 million of 6.625% notes due in 2000, $150 million of 7.20% notes due in 2004, $100 million of 6.625% notes due in 2005, $125 million of 7.375% notes due in 2007 and $100 million of 6.875% notes due in 2008. The notes due in 2000, 2005 and 2008 were issued in 1998. The notes due in 2004 and 2007 were issued in 1997. The Company's senior unsecured notes contain various covenants with which the Company must comply, including but not limited to: limits on the aggregate amount of indebtedness the Company may have outstanding on a consolidated basis; limits on the aggregate amount of secured indebtedness the Company may have outstanding on a consolidated basis; and, limits on the Company's required debt service payments. The senior unsecured notes are unconditionally guaranteed by CarrAmerica Realty, L.P.

     The annual maturities of debt as of December 31, 1998 are summarized as follows (in thousands):

1999........................................................  $     31,053
2000........................................................       200,129(1)
2001........................................................       584,592(2,3)
2002........................................................        43,510
2003........................................................       221,768
2004 & thereafter...........................................       623,307(4)
                                                              ------------
                                                              $  1,704,359
                                                              ------------
                                                              ------------

------------------
(1) Includes $150 million of senior unsecured notes, which mature in 2000.
(2) Includes $389.0 million outstanding as of December 31, 1998 under the Company's $450 million unsecured line of credit.
(3) Includes $93.5 million outstanding as of December 31, 1998 under the Company's $200 million unsecured line of credit.
(4) Includes $475 million of senior unsecured notes, $150 million of which matures in 2004, $100 million of which matures in 2005, $125 million of which matures in 2007, and $100 million of which matures in 2008.

     Restricted and unrestricted cash and cash equivalents include $48.6 million and $18.0 million of restricted cash at December 31, 1998 and 1997, respectively, consisting primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

     Based on the borrowing rates available to the Company for fixed rate mortgages payable with similar terms and average maturities, the estimated fair value of these mortgages and unsecured notes at December 31, 1998 was approximately $615.5 million and $614.1 million, respectively.

(3) MINORITY INTEREST

     In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing distribution paying Units and non-distribution paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-distribution paying Units are not entitled to any distributions until they automatically convert into distribution paying Units at various dates in the future. Each distribution paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a distribution paying Unit for a share of common stock or cash, the Company's minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the years ended December 31, 1998 and 1997, 52,613 and 199,223 distribution paying Units, of Carr Realty, L.P. and CarrAmerica Realty, L.P., respectively, were redeemed for common stock of the Company.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

     The following table sets forth the common stock and preferred stock which is convertible into common stock of the Company and Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. (in thousands):

                                               COMMON         CONVERTIBLE      DISTRIBUTION    NON-DISTRIBUTION
                                                STOCK       PREFERRED STOCK    PAYING UNITS      PAYING UNITS
                                             OUTSTANDING      OUTSTANDING      OUTSTANDING       OUTSTANDING
                                             -----------    ---------------    ------------    ----------------
As of December 31:
1998......................................      71,760             680             5,978              540
1997......................................      59,994             780             5,699              540
1996......................................      43,789           1,740             4,940              540
Weighted average for:
1998......................................      68,577             745             5,985              540
1997......................................      54,873           1,322             5,381              540
1996......................................      26,932             328             4,131              872

     Minority interest in the accompanying consolidated financial statements relates primarily to holders of Units.

(4) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

     The Company owns interests ranging from 5% to 50% in real estate operations, executive suites operations and development operations through unconsolidated partnerships. The Company had eight investments in 1998, five investments in 1997 and seven investments in 1996 in these partnerships. The average percentage ownership of these unconsolidated investments was approximately 29% for real estate property operations, 25% for executive suites operations and 35% for development operations. The combined financial information for the unconsolidated partnerships is as follows:

REAL ESTATE PROPERTY OPERATIONS

     (in thousands)

                                                                          DECEMBER 31,
                                                                      --------------------
BALANCE SHEETS                                                          1998        1997
-------------------------------------------------------------------   --------    --------
                              ASSETS
Rental property, net...............................................   $248,004     258,571
Cash and cash equivalents..........................................     19,398      14,348
Other assets.......................................................     47,379      41,959
                                                                      --------    --------
                                                                      $314,781     314,878
                                                                      --------    --------
                                                                      --------    --------
                 LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Notes payable....................................................   $291,803     294,328
  Other liabilities................................................     27,831      23,897
                                                                      --------    --------
     Total liabilities.............................................    319,634     318,225
Partners' Capital..................................................     (4,853)     (3,347)
                                                                      --------    --------
                                                                      $314,781     314,878
                                                                      --------    --------
                                                                      --------    --------

STATEMENTS OF OPERATIONS                                                1998        1997        1996
-------------------------------------------------------------------   --------    --------    --------
Revenue............................................................   $ 90,734      82,583      85,702
Depreciation and amortization expense..............................     11,331      10,217       6,266
Interest expense...................................................     26,123      26,257      24,470
Other expenses.....................................................     47,853      42,335      41,787
                                                                      --------    --------    --------
     Net income....................................................   $  5,427       3,774      13,179
                                                                      --------    --------    --------
                                                                      --------    --------    --------

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

EXECUTIVE SUITES OPERATIONS

     (in thousands)

                                                                          DECEMBER 31,
                                                                      --------------------
BALANCE SHEETS                                                          1998        1997
-------------------------------------------------------------------   --------    --------
                              ASSETS
Rental property, net...............................................   $ 64,715          --
Cash and cash equivalents..........................................     54,769          --
Other assets.......................................................      2,002          --
                                                                      --------    --------
                                                                      $121,486          --
                                                                      --------    --------
                                                                      --------    --------
                 LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Notes payable....................................................         --          --
  Other liabilities................................................         26          --
                                                                      --------    --------
     Total liabilities.............................................         26          --
Partners' Capital..................................................    121,460          --
                                                                      --------    --------
                                                                      $121,486          --
                                                                      --------    --------
                                                                      --------    --------

DEVELOPMENT OPERATIONS

     (in thousands)

                                                                          DECEMBER 31,
                                                                      --------------------
BALANCE SHEETS                                                          1998        1997
-------------------------------------------------------------------   --------    --------
                              ASSETS                                                    --
Rental property, net...............................................   $ 22,213          --
Cash and cash equivalents..........................................     18,456          --
Other assets.......................................................      1,667          --
                                                                      --------    --------
                                                                      $ 42,336          --
                                                                      --------    --------
                                                                      --------    --------
                 LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Notes payable....................................................   $ 18,350          --
  Other liabilities................................................        313          --
                                                                      --------    --------
     Total liabilities.............................................     18,663          --
Partners' Capital..................................................     23,673          --
                                                                      --------    --------
                                                                      $ 42,336          --
                                                                      --------    --------
                                                                      --------    --------

STATEMENTS OF OPERATIONS                                                1998        1997        1996
-------------------------------------------------------------------   --------    --------    --------
Revenue............................................................   $     --          --          --
Other expenses.....................................................        197          --          --
                                                                      --------    --------    --------
     Net loss......................................................   $   (197)         --          --
                                                                      --------    --------    --------
                                                                      --------    --------    --------

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

(5) LEASE AGREEMENTS

     The following table summarizes the real estate property operations' future minimum base rent to be received under noncancelable tenant leases and the percentage of total rentable space under leases expiring each year, as of December 31, 1998 (in thousands):

                                                        FUTURE        PERCENTAGE OF
                                                       MINIMUM      TOTAL SPACE UNDER
                                                         RENT        LEASES EXPIRING
                                                      ----------    -----------------
1999...............................................   $  392,295           11.9%
2000...............................................      363,872           11.9
2001...............................................      323,960           13.6
2002...............................................      273,843           14.8
2003...............................................      206,650           15.4
2004 & thereafter..................................      487,848           32.4
                                                      ----------
                                                      $2,048,468
                                                      ----------
                                                      ----------

     The leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. These increases are generally payable in equal installments throughout the year, based on estimated increases, with any differences being adjusted in the succeeding year.

     The Company leases land beneath two office properties located in metropolitan Washington, D.C. and one office property located in Santa Clara, California. The Company also leases land adjacent to an office property in Chicago. The initial terms of these leases range from 5 years to 99 years, with the last lease maturing in the year 2086. The minimum base annual rental payment associated with these leases is $2.3 million.

     The Company leases certain commercial office space for its executive suites operations under non-cancelable operating leases with initial terms ranging from 10 to 15 years, expiring through 2014. Future minimum lease payments required under these operating leases as of December 31, 1998 were as follows (in thousands):

1999........................................................   $   64,254
2000........................................................       64,909
2001........................................................       61,698
2002........................................................       56,567
2003........................................................       51,475
2004 & thereafter...........................................      225,095
                                                               ----------
                                                               $  523,998
                                                               ----------
                                                               ----------

(6) PREFERRED STOCK

     The Company is authorized to issue 35,000,000 shares of Preferred Stock. On October 25, 1996, the Company issued 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ('Series A Preferred Stock') at $25 per share. Dividends for the Series A Preferred Stock are cumulative from the date of issuance and are payable quarterly in arrears in an amount per share equal to the greater of (1) $1.75 per share per annum, or (2) the cash dividend paid on the number of shares, or portion thereof, of the Company's common stock into which a share of Series A Preferred Stock is convertible. The Series A Preferred Stock has a liquidation preference of $25 per share. After April 25, 1997, each share of Series A Preferred Stock became convertible, at the option of the holder, into one share of the Company's common stock, subject to certain conversion adjustments. As of December 31, 1998, 1,060,000 shares of Series A Preferred Stock had been converted into the Company's common stock. After October 25, 1999, each outstanding share of Series A Preferred Stock is redeemable at the Company's option, at $25 per share, plus accrued and unpaid dividends.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

     As of December 31, 1998, the following additional preferred stock issued by the Company was outstanding:

                                                                                      LIQUIDATION
                                                         SHARES       ISSUE DATE      PREFERENCE     DIVIDEND RATE
                                                       ----------    -------------    -----------    -------------
Series B............................................    8,000,000     August 1997       $ 25.00           8.57%
Series C............................................    6,000,000    November 1997      $ 25.00           8.55%
Series D............................................    2,000,000    December 1997      $ 25.00           8.45%

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

          Series B--August 12, 2002

          Series C--November 6, 2002

          Series D--December 19, 2002

(7) STOCK/UNIT OPTION PLANS

     As of December 31, 1998, the Company had three option plans: two plans for the purpose of attracting and retaining executive officers and other key employees (1997 Stock Option and Incentive Plan and the 1993 Carr Realty Option
Plan); and the other plan for the purpose of attracting and retaining directors who are not employees of the Company (1995 Non-Employee Director Stock Option
Plan).

     The 1997 Stock Option and Incentive Plan ('Stock Option Plan') allows for the grant of options to purchase the Company's common stock at an exercise price which is equal to the fair market value of the common stock at the date of grant. The Stock Option Plan was approved by the Company's stockholders at its Annual Meeting of Stockholders on May 8, 1997. At December 31, 1998, the Company had options to purchase 7,200,000 shares of common stock authorized for grant under the Stock Option Plan, of which 5,362,214 were reserved for issuance or outstanding. All of the outstanding options have a 10-year term from the date of grant. The majority of the outstanding options vest over a five-year period, 20% per year, with the exception of 1,492,500 options which vest over a four-year period, 25% per year, and 450,000 options which vest at the end of five years.

     The 1993 Carr Realty Option Plan allows for the grant of options to purchase Units of Carr Realty, L.P. (Unit options) that are exercisable at the fair market value of the Units at the date of grant, which is deemed to be equivalent to the fair market value of the Company's common stock at such date. Units (following exercise of Unit options) are redeemable for cash or common stock of the Company, at the option of the Company. At December 31, 1998, the Company had options to purchase 1,266,900 Units authorized for grant under the 1993 Carr Realty Option Plan, of which 814,000 were outstanding. All of the outstanding options have a 10-year term from the date of grant and vest over a five-year period, 20% per year.

     The 1995 Non-Employee Director Stock Option Plan provides for the grant of options to purchase the Company's common stock at an exercise price which is equal to the fair market value of the common stock on the date of grant. Under this plan, each newly elected non-employee director was granted options to purchase 3,000 shares of the Company's common stock upon commencement of service. In connection with each annual election of directors, each continuing non-employee director is entitled to receive options to purchase 5,000 shares of the Company's common stock. Commencing with the Company's 1999 Annual Meeting of Stockholders, each continuing director will be entitled to receive options to purchase 7,500 shares if a proposed amendment is approved by the Company's stockholders. The stock options have a 10-year term from the date of grant and vest over a three-year period, 33 1/3% per year. At December 31, 1998, the Company had options to purchase 270,000 shares of common stock authorized for grant under the 1995 Non-Employee Director Stock

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------
Option Plan, of which 159,893 were outstanding. This amount includes 61,560 options granted under the 1997 Stock Option Plan to nonemployee director in September 1998 who elected to receive options in lieu of their annual retainer fee. The options are fully vested.

     In November 1998 the Company granted to key executives 417,754 restricted stock units under the 1997 Stock Option Plan. The stock units were granted at $23.9375 and are subject to a 5 year vesting schedule, at 20% per year. On each vesting date, each executive will receive, at the Company's option, stock, cash or a combination of stock and cash equal to the value of the vested stock units on vesting date.

     The per share weighted-average fair values of Unit options and stock options granted during 1998, 1997 and 1996 were $2.38, $2.84 and $2.15, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998--expected dividend yield of 7.38%, risk free interest rate of 5.05%, stock volatility of 21.82%, and expected option life of 5.00 years; 1997--expected dividend yield of 7.36%, risk free interest rate of 6.26%, stock volatility of 19.42%, and expected option life of 5.46 years; 1996--expected dividend yield of 7.89%, risk free interest rate of 6.08%, stock volatility of 19.45%, and expected option life of 4.02 years.

     The Company applies APB Opinion No. 25 in accounting for its Unit options and stock options and, accordingly, no compensation cost has been recognized for its Unit options and stock options in the financial statements. However, pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its unit and stock options under the fair value method. For 1998 and 1997 the Company's pro forma net income and basic EPS were $89,455 and $1.30, and $72,880 and $1.22, respectively. The pro forma effect for 1996 is insignificant.

     Unit option and stock option activity during 1998, 1997 and 1996 is as follows:

                                                                                                 WEIGHTED
                                                                               NUMBER OF         AVERAGE
                                                                              UNITS/SHARES    EXERCISE PRICE
                                                                              ------------    --------------
Balance at December 31, 1995...............................................        937,348        $22.86
Granted....................................................................        112,000         24.70
Exercised..................................................................          4,000         20.75
Forfeited..................................................................             --            --
Expired....................................................................             --            --
                                                                              ------------
Balance at December 31, 1996...............................................      1,045,348         23.06
Granted....................................................................        917,202         29.01
Exercised..................................................................         96,015         23.04
Forfeited..................................................................         76,081         24.09
Expired....................................................................             --            --
                                                                              ------------
Balance at December 31, 1997...............................................      1,790,454         26.07
Granted....................................................................      4,308,560(1)      26.14
Exercised..................................................................          1,000         17.75
Forfeited..................................................................        179,661         29.15
Expired....................................................................             --            --
                                                                              ------------
Balance at December 31, 1998...............................................      5,918,353        $26.03
                                                                              ------------       -------
                                                                              ------------       -------

------------------
(1) Excludes 417,754 restricted stock units granted in 1998 under the 1997 Stock Option Plan.

     At December 31, 1998, the range of exercise prices for outstanding options fall into four categories ranging from $17.75 to $30.25 per Unit/share and a weighted average remaining contractual life of 8.70 years for outstanding options.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

     At December 31, 1998, 1997, and 1996 the number of options exercisable was 1,017,631; 639,572; and 526,420, respectively, and the weighted average exercise price of those options was $24.01, $22.80, and $22.72 per Unit/share, respectively.

     The following table summarizes certain information with regards to options exercisable at December 31, 1998:

                                                                                   WEIGHTED AVERAGE
                                                                                      REMAINING           WEIGHTED
                                                      # OF         RANGE OF        CONTRACTUAL LIFE       AVERAGE
                                                     SHARES     EXERCISE PRICES       (IN YEARS)       EXERCISE PRICE
                                                     -------    ---------------    ----------------    --------------
1993 Employee Unit Plan...........................   742,540    $22.00 - $24.75          4.90              $22.88
1997 Stock Option Plan(1).........................   180,875    $24.00 - $30.25          8.19              $28.89
Non-Employee Director Plan:
  Range 1.........................................    68,560    $17.75 - $22.88          9.43              $22.49
  Range 2.........................................    25,656    $24.38 - $28.13          7.79              $26.17

------------------
(1) Excludes 417,754 restricted shares of stock granted in 1998 under the 1997 Stock Option Plan.

(8) TRANSACTIONS WITH AFFILIATES

     Accounts receivable includes management and leasing fees, development and architectural fees and payroll reimbursements receivable from affiliates of $3.5 million at December 31, 1998 and $3.6 million at December 31, 1997. This amount includes a leasing commission receivable of $2.3 million at December 31, 1998 and $2.5 million at December 31, 1997, which receivable is collectible in quarterly installments of approximately $47 thousand through September 2011. The fair market value of this receivable is $1.5 million at December 31, 1998 and $1.5 million at December 31, 1997. The leasing commission is due from an unconsolidated investee partnership.

     The Company earned management, leasing, development and architectural fees from affiliated partnerships of $6.1 million in 1998, $7.4 million in 1997, and $6.9 million in 1996.

     A wholly owned subsidiary of Clark Enterprises, Inc., a Unitholder, has provided construction management services to the Company. In connection with these services, the Company paid $19.6 million in 1998, $1.5 million in 1997, and $1.3 million in 1996. Additionally, a wholly owned subsidiary of Clark Enterprises, Inc. received a total of $19.6 million during the years of 1997, 1996 and 1995 under a construction contract for the Booz-Allen & Hamilton Building (in which the Company is a 50% joint venturer).

     The Company formerly leased office space from a partnership affiliated with The Oliver Carr Company. Rent expense amounted to $.6 million in 1998, $1.2 million in 1997 and $1.1 million in 1996 under the lease.

     The Company paid Security Capital Markets Group, Inc., an affiliate of SC-USREALTY, a placement fee of $.4 million in 1996 for services rendered in connection with the sale of 1,740,000 shares of Series A Preferred Stock issued in October 1996.

     During 1998 and 1997, payments of $.3 million and $.1 million, respectively were made to Security Capital Investment Research Incorporated, an affiliate of SC-USREALTY, for research rendered in connection with the acquisition of operating properties, executive office suites businesses and development properties.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
--------------------------------------------------------------------------------

(9) GAINS/LOSSES FROM DISPOSITIONS OF ASSETS

     The Company has disposed of assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds of the sales primarily were redeployed into other office properties (utilizing tax-deferred exchanges where possible). During 1998, the Company disposed of 13 operating properties and land that was being held for development. The Company recognized gains totaling $38.2 million on these dispositions.

     In 1996, the Company wrote off approximately $2.3 million of the unamortized purchase price of certain third-party real estate service contracts that were terminated during the year.

(10) COMMITMENTS AND CONTINGENCIES

     At December 31, 1998, the Company was contingently liable on letters of credit amounting to approximately $7.4 million for various completion escrows and on performance bonds amounting to approximately $15.4 million to ensure completion of required public improvements on its construction projects.

     On June 22, 1998, the Company entered into an interest rate hedge agreement in the notional amount of $200.0 million at a rate of 9.5% in order to hedge against the impact that interest rate fluctuations would have on the interest rate attainable on the Company's line of credit. As of December 31, 1998, unrealized gain/loss on the agreement was zero.

     The Company has entered into the following forward treasury agreements. The Company entered into these agreements in order to hedge against the impact that interest rate fluctuations would have on debt instruments the Company planned to issue in the future.

                                                                                               UNREALIZED        UNREALIZED
                         DATE                               NOTIONAL           10-YEAR            LOSS              LOSS
                          OF                                 AMOUNT         TREASURY BILL      @ 12-31-98         @ 2-12-99
                       AGREEMENT                          (IN MILLIONS)         RATE          (IN MILLIONS)     (IN MILLIONS)
-------------------------------------------------------   -------------     -------------     -------------     -------------
September 2, 1998......................................       $50.0             5.898%            $ 4.9              3.9
September 2, 1998......................................        25.0             5.788               2.2              1.7
September 2, 1998......................................        25.0             5.647               1.9              1.5
September 2, 1998......................................        25.0             5.566               1.8              1.3
August 27, 1998........................................        75.0             5.128(1)            2.9               .8
                                                                                                 ------              ---
  Total................................................                                           $13.7              9.2
                                                                                                 ------              ---
                                                                                                 ------              ---

------------------
(1) Tied to Treasury bills maturing 2/15/06.

     At December 31, 1998, the Company determined that these positions no longer represented effective hedges and accordingly, the amount due to the counterparty under the forward Treasury Lock Agreements of $13.7 million has been recognized in the Company's financial statements as a loss. These contracts were settled on February 12, 1999, for $9.2 million in cash.

     The Company has a 401(k) plan for employees that will match 50% of employee contributions up to the first 4% of an employee's pay and will make a base contribution of 3% of pay for participants who remain employed on December 31 (the end of the plan year). Company contributions to the plan are subject to a five-year graduated vesting schedule. Company contributions to the plan amounted to $1.1 million in 1998, $.6 million in 1997 and $.3 million in 1996.

     In April 1998, the Company sold 5,000,000 shares of common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated ('Merrill Lynch'), resulting in net proceeds to the Company of approximately $147 million, in what is commonly known as a 'forward equity sale' transaction. In connection with that transaction, the Company entered into an agreement with Merrill Lynch under which the parties agreed to adjust the number of shares of common stock issued to Merrill Lynch (or the aggregate purchase price paid for such shares) based

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------
upon the proceeds received by Merrill Lynch upon a resale of the shares by April 1999 in relation to the amount originally paid by Merrill Lynch ($150 million), plus a forward accretion component and less dividends paid on the shares.

     On October 5, 1998, the Company and Merrill Lynch entered into an amendment to the agreement pursuant to which the Company paid to Merrill Lynch the $39.3 million currently on deposit, and in connection therewith the aggregate settlement amount under the agreement was reduced from $150 million to approximately $112 million (i.e, the purchase price adjustment mechanism takes effect if the aggregate proceeds received by Merrill Lynch from the sale of the 5,000,000 shares is less than or greater than $112 million), plus a forward accretion component and less dividends paid on the shares. The Company settled this agreement with a cash payment of $109.6 million in March 1999, at which time the 5,000,000 shares were returned to the Company and cancelled.

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

(11) ACQUISITION AND DEVELOPMENT ACTIVITIES

     During 1998 and 1997, the Company made the following operating property acquisitions:

                                                        1998                                       1997
                                       --------------------------------------     --------------------------------------
                                                       SQUARE                                     SQUARE
OPERATING                                # OF           FEET         PURCHASE       # OF           FEET         PURCHASE
PROPERTIES                             BUILDINGS     (UNAUDITED)      PRICE       BUILDINGS     (UNAUDITED)      PRICE
-------------------------------------  ---------     -----------     --------     ---------     -----------     --------
Pacific..............................      28            1.6          $251.8          51            3.3          $464.2
Mountain.............................       1             .1            19.5          14            1.2           162.7
Central..............................       2             .4            39.3          16            1.6           178.2
Southeast............................       1             .1             8.8           6            0.9           101.6
                                           --            ---         --------         --            ---         --------
                                           32            2.2          $319.4          87            7.0          $906.7
                                           --            ---         --------         --            ---         --------
                                           --            ---         --------         --            ---         --------

     During 1998 and 1997, the Company acquired land that will support the future development of up to 4.7 million square feet (unaudited) and 4.6 million square feet (unaudited), respectively, for an aggregate purchase price of approximately $133.4 million and $117.3 million, respectively. In addition, as of December 31, 1998, and 1997, the Company has the following office properties under construction:

                                                1998                                            1997
                             -------------------------------------------     -------------------------------------------
                             # OF OFFICE                                     # OF OFFICE
                              PROPERTIES        SQUARE          TOTAL         PROPERTIES        SQUARE          TOTAL
DEVELOPMENT                     UNDER            FEET          EXPECTED         UNDER            FEET          EXPECTED
PROPERTIES                   CONSTRUCTION     (UNAUDITED)     INVESTMENT     CONSTRUCTION     (UNAUDITED)     INVESTMENT
---------------------------  ------------     -----------     ----------     ------------     -----------     ----------
Pacific....................       24              1.3           $201.4            20              1.2           $171.1
Mountain...................        6              0.6             74.9             4              0.4             59.2
Central....................       14              1.7            244.3            10              1.2            153.6
Southeast..................        6              0.7            114.9             6              0.7            100.1
                                  --                                              --
                                                  ---         ----------                          ---         ----------
                                  50              4.3           $635.5            40              3.5           $484.0
                                  --                                              --
                                  --                                              --
                                                  ---         ----------                          ---         ----------
                                                  ---         ----------                          ---         ----------

     During 1997, OmniOffices acquired the assets of OmniOffices Group, Inc. for approximately $50 million in cash. OmniOffices owned 28 executive office suites located in 14 markets nationwide.

     During 1998, CarrAmerica, through its affiliates, OmniOffices and Omni UK, invested $226.5 million in the acquisition and development of executive office suites. OmniOffices invested approximately $189.2 million acquiring HQ Business Center franchisees located primarily in New York, Chicago, Atlanta, Boston, Washington, DC, Tampa, Indianapolis, Orlando, San Diego and New Jersey. OmniOffices has 28 centers under

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------
development. OmniOffices now operates over 100 executive office suite centers in 29 markets in the United States. The Company recorded goodwill of $159.4 million upon completion of these acquisitions.

     During 1998, Omni UK invested $37.3 million, acquiring the London HQ Business Center franchises. In addition, Omni UK owns six centers, has six centers under development and has an additional six centers under development with a joint venture partner. Omni UK now operates 10 executive office suite centers in the United Kingdom. The Company recorded goodwill of $31.6 million upon these acquisitions.

     The following unaudited pro forma summary presents information as if the Company's property and executive suites acquisitions, sales of properties, sales of common and preferred stock, and issuance of debt securities through December 31, 1998 had occurred at the beginning of 1997. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

PRO FORMA INFORMATION (UNAUDITED)
(In thousands, except per share amounts)                              1998        1997
                                                                   ----------  ----------
Total Revenue....................................................  $  639,355  $  635,779
Net Income before extraordinary item.............................  $  127,389  $  119,567
Net Income.......................................................  $  127,389  $  118,959
Basic net income per common share................................  $     1.78  $     1.66
                                                                   ----------  ----------
                                                                   ----------  ----------

(12) SUBSEQUENT EVENTS

     The Company currently is involved in litigation with two stockholders of OmniOffices involving the conversion in September 1998 of approximately $111 million of debt previously loaned by the Company to OmniOffices into stock of OmniOffices. The Company and OmniOffices initiated this litigation by filing a complaint seeking a declaratory judgment that the terms of the debt conversion were fair, after these two stockholders threatened to challenge the terms of the conversion, claiming that the conversion price utilized, and the methods by which the conversion price was agreed upon between the Company and OmniOffices, were not fair to OmniOffices or these stockholders. The two stockholders filed counterclaims against the Company, OmniOffices and the board of directors of OmniOffices seeking a judgment declaring the conversion void or voidable, or in the alternative compensatory and punitive damages.

     Although the Company believes that the two stockholders' claims are without merit and that it and OmniOffices will ultimately prevail in their actions against the two stockholders, there can be no assurance that the court will not find the conversion price to have been unfair and declare the conversion void, which would have the effect of diluting the Company's equity interest in OmniOffices, or award the two stockholders compensatory and punitive damages. However, even if the two stockholders were successful in their claims, the Company does not believe that such a result would have a material adverse effect on the financial condition or results of operations of the Company or OmniOffices.

     During January 1999, the Company sold four office buildings for $129.6 million, resulting in a gain of $11.0 million. Properties sold include Ballston Plaza III in Northern Virginia and Hacienda NNN in Pleasanton, Mission Plaza in Santa Clara and Foster City Technology Center in Foster City in Northern California. As of March 15, 1999, the Company has four projects under contract to be sold and nine projects under letter of intent to be sold with expected net proceeds of approximately $345.0 million (unaudited). The Company anticipates the proceeds from the sale of these assets to be used to repay amounts outstanding on the Company's line of credit, to fund development project costs and for other general corporate purposes. There can be no assurance that any of the pending dispositions will occur on such terms or at all.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     From January 1, 1999, to March 15, 1999, the Company placed into service five office buildings. The properties placed in service added to the Company's holdings as follows (unaudited):

                                                                       # OF            SQUARE
REGION                                                               BUILDINGS    FEET (UNAUDITED)
------------------------------------------------------------------   ---------    ----------------
Pacific Region....................................................       1              42,000
Mountain Region...................................................       1             137,000
Central Region....................................................       1              91,000
Southeast Region..................................................       2             177,000
                                                                         -
                                                                                  ----------------
     Total........................................................       5             447,000
                                                                         -
                                                                         -
                                                                                  ----------------
                                                                                  ----------------

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of quarterly results of operations for 1998 and 1997 (in thousands, except per share data):

                                                                     FIRST       SECOND      THIRD       FOURTH
1998                                                                QUARTER     QUARTER     QUARTER     QUARTER
-----------------------------------------------------------------   --------    --------    --------    --------
Rental revenue...................................................   $100,329     106,964     113,657     119,505
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Real estate service revenue......................................   $  2,990       3,524       4,471       5,182
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Real estate operating revenue....................................   $ 25,354      29,251      30,033      24,416
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Income before extraordinary item.................................   $ 44,509      30,107      36,381      15,500
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Net income.......................................................   $ 44,509      30,107      36,381      15,500
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Basic net income per share:
  Income before extraordinary item...............................   $   0.60        0.30        0.38        0.09
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
  Net income.....................................................   $   0.60        0.30        0.38        0.09
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Diluted net income per share:
  Income before extraordinary item...............................   $   0.59        0.30        0.37        0.09
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
  Net income.....................................................   $   0.59        0.30        0.37        0.09
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
1997
Rental revenue...................................................   $ 66,289      77,688      87,855      93,670
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Real estate service revenue......................................   $  4,178       3,759       3,575       4,486
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Real estate operating revenue....................................   $ 14,495      19,524      20,679      23,788
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Income before extraordinary item.................................   $ 13,259      18,531      19,481      27,469
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Net income.......................................................   $ 13,259      18,531      18,873      27,469
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Basic net income per share:
  Income before extraordinary item...............................   $   0.26        0.32        0.29        0.35
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
  Net income.....................................................   $   0.26        0.32        0.28        0.35
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Diluted net income per share:
  Income before extraordinary item...............................   $   0.26        0.32        0.29        0.35
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
  Net income.....................................................   $   0.26        0.32        0.28        0.35
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

(14) SEGMENT INFORMATION

     The Company's reportable operating segments are real estate property operations, executive office suites operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

     The Company's operating segments' performances are measured using funds from operations. Funds from operations represents net operating income before minority interest and extraordinary items, excluding depreciation and amortization on real estate assets and the executive suites business, losses associated with the executive office suites centers under development, losses on write-off of treasury locks, deferred taxes and gain on sale of assets.

                                                                        AS OF AND FOR THE YEAR ENDED
                                                                              DECEMBER 31, 1998
                                                    ---------------------------------------------------------------------
                                                    REAL ESTATE      EXECUTIVE
                                                     PROPERTY      OFFICE SUITES    DEVELOPMENT      OTHER
(In millions)                                       OPERATIONS      OPERATIONS      OPERATIONS     OPERATIONS     TOTAL
                                                    -----------    -------------    -----------    ----------    --------
Operating revenue................................    $   440.5          145.9              --          16.2         602.6
Segment expense..................................    $   151.7          118.2             3.1          27.3         300.3
                                                    -----------    -------------    -----------    ----------    --------
     Net segment revenue.........................    $   288.8           27.7            (3.1)        (11.1)        302.3
Interest expense.................................    $    46.8           12.0           (30.5)         48.2          76.5
Other income (expense), net......................    $     2.4            0.8              --           5.6           8.8
                                                    -----------    -------------    -----------    ----------    --------
     Funds from operations.......................    $   244.4           16.5            27.4         (53.7)        234.6
                                                    -----------    -------------    -----------    ----------    --------
                                                    -----------    -------------    -----------    ----------    --------
Adjustments to income before income taxes,
  minority interest, and extraordinary items:
     Depreciation and amortization...............                                                                $ (109.1)
     Gain on sales of assets.....................                                                                $   37.6
     Loss on write-off of treasury locks.........                                                                $  (13.7)
     Other, net..................................                                                                $   (4.9)
                                                                                                                 --------
Income before income taxes, minority interest,
  and extraordinary items:                                                                                       $  144.5
                                                                                                                 --------
                                                                                                                 --------
     Total assets................................    $ 2,809.4          364.2           466.4         153.5       3,793.5
     Expenditures for long-lived assets..........    $   391.6          217.4           532.8            --       1,141.8
     Total foreign sales.........................    $      --            9.8              --            --           9.8

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------

                                                                        AS OF AND FOR THE YEAR ENDED
                                                                              DECEMBER 31, 1997
                                                    ---------------------------------------------------------------------
                                                    REAL ESTATE      EXECUTIVE
                                                     PROPERTY      OFFICE SUITES    DEVELOPMENT      OTHER
                                                    OPERATIONS      OPERATIONS      OPERATIONS     OPERATIONS     TOTAL
                                                    -----------    -------------    -----------    ----------    --------
Operating revenue................................    $   325.5           17.9              --          16.0         359.4
Segment expense..................................    $   114.8           15.7             1.6          20.2         152.3
                                                    -----------    -------------    -----------    ----------    --------
     Net segment revenue.........................    $   210.7            2.2            (1.6)         (4.2)        207.1
Interest expense.................................    $    45.1            1.1           (12.6)         17.9          51.5
Other income (expense), net......................    $     1.4            0.2              --          (3.9)         (2.3)
                                                    -----------    -------------    -----------    ----------    --------
     Funds from operations.......................    $   167.0            1.3            11.0         (26.0)        153.3
                                                    -----------    -------------    -----------    ----------    --------
                                                    -----------    -------------    -----------    ----------    --------
Adjustments to income before income taxes,
  minority interest, and extraordinary items:
     Depreciation and amortization...............                                                                $  (71.7)
     Gain on sale of assets......................                                                                $    5.4
                                                                                                                 --------
Income before income taxes, minority interest,
  and extraordinary items:                                                                                       $   87.0
                                                                                                                 --------
                                                                                                                 --------
     Total assets................................    $ 2,304.7           65.2           292.5          81.7       2,744.1
     Expenditures for long-lived assets..........    $   947.8           45.7           276.3            --       1,269.8

                                                                        AS OF AND FOR THE YEAR ENDED
                                                                              DECEMBER 31, 1996
                                                    ---------------------------------------------------------------------
                                                    REAL ESTATE      EXECUTIVE
                                                     PROPERTY      OFFICE SUITES    DEVELOPMENT      OTHER
                                                    OPERATIONS      OPERATIONS      OPERATIONS     OPERATIONS     TOTAL
                                                    -----------    -------------    -----------    ----------    --------
Operating revenue................................    $   154.2             --              --          12.5         166.7
Segment expense..................................    $    51.9             --             1.8          13.4          67.1
                                                    -----------    -------------    -----------    ----------    --------
     Net segment revenue.........................    $   102.3             --            (1.8)         (0.9)         99.6
Interest expense.................................    $    33.8             --            (2.7)          0.5          31.6
Other income (expense), net......................    $     0.8             --              --          (4.3)         (3.5)
                                                    -----------    -------------    -----------    ----------    --------
     Funds from operations.......................    $    69.3             --             0.9          (5.7)         64.5
                                                    -----------    -------------    -----------    ----------    --------
                                                    -----------    -------------    -----------    ----------    --------
Adjustments to income before income taxes,
  minority interest, and extraordinary items:
     Depreciation and amortization...............                                                                $  (35.0)
                                                                                                                 --------
Income before income taxes, minority interest,
  and extraordinary items:                                                                                       $   29.5
                                                                                                                 --------
                                                                                                                 --------
     Total assets................................    $ 1,433.4             --            64.0          39.2       1,536.6
     Expenditures for long-lived assets..........    $ 1,023.3             --            54.7            --       1,078.0

(15) INCOME TAXES

     The Company's executive office suites affiliates are subject to federal and state income tax and file separate tax returns. For the year ended December 31, 1998, tax expense for executive office suites affiliates was approximately $1.9 million, which includes $0.9 million current tax expense (including $0.4 million for foreign tax expense) and $1.0 deferred tax expense. In addition, current real estate operations are subject to state and local taxes which amounted to approximately $0.4 million in 1998.

     At December 31,1998 the executive suites affiliates had net deferred tax assets of approximately $2.0 million which management believes is recoverable through normal future operations. Approximately $3.0 million

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
--------------------------------------------------------------------------------
of net deferred tax assets were acquired in 1998 and any amount not ultimately realized will result in an adjustment to initially recorded goodwill. The components of the net deferred tax assets include $3.0 million of operating loss carryforwards that expire beginning in 2000 and $2.0 million for rent collected in advance, offset by deferred tax liabilities for depreciation and amortization on property, equipment and intangible assets.

     Significant differences driving the expected tax expense of $0.6 million for executive office suites affiliates, using a 35 percent federal tax rate, include primarily differences for state taxes and non-deductible expenses including goodwill.

                          INDEPENDENT AUDITORS' REPORT
                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

The Board of Directors and Stockholders
CarrAmerica Realty Corporation:

     We have audited the accompanying consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                               KPMG LLP

Washington, D.C.
February 6, 1999,
except as to notes 10 and 12
which are as of March 15, 1999

                          INDEPENDENT AUDITORS' REPORT
                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

The Board of Directors and Stockholders
CarrAmerica Realty Corporation:

     Under date of February 6, 1999, we reported on the consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        KPMG LLP

Washington, D.C.
February 6, 1999

                                       CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       GROSS AMOUNT AT WHICH
                                                                                                        CARRIED AT CLOSE OF
                                                               INITIAL COSTS                                   PERIOD
                                                           ----------------------                      ----------------------
                                                                      BUILDINGS     COST CAPITALIZED              BUILDINGS
(in thousands)                                                           AND         SUBSEQUENT TO                   AND
PROPERTIES                                  ENCUMBRANCES    LAND     IMPROVEMENTS   ACQUISITION (4)     LAND     IMPROVEMENTS
------------------------------------------  ------------   -------   ------------   ----------------   -------   ------------
DOWNTOWN WASHINGTON, D.C.:
  International Square(1).................    $181,356(2)   69,651       100,921          10,236        69,651       111,157
  1730 Pennsylvania Avenue, N.W...........          --(2)    2,196        11,013          12,877         2,196        23,890
  2550 M Street, N.W......................          --       2,340        11,348           4,042         2,340        15,390
  1775 Pennsylvania Avenue, N.W...........       6,129          --        19,000           2,097            --        21,097
  900 19th Street.........................      16,400       1,985        13,358           2,887         1,985        16,245
  1747 Pennsylvania Avenue, N.W...........      15,072       1,636         8,157           5,884         1,636        14,041
  1255 23rd Street........................            (2)   10,793        40,214           4,918        10,793        45,132
VIRGINIA:
  Ballston Plaza..........................          --       8,250        46,926           1,395         8,250        48,321
  Tycon Courthouse........................          --      14,183        31,772           2,075        14,183        33,847
  Sunrise Corporate Center................          --       8,997        34,322             776         9,011        35,084
  Parkway One.............................          --       2,010         4,663             389         2,013         5,049
  Reston Crossing(7)......................          --       8,379            --          22,856            --        31,235
MARYLAND:
  One Rock Spring Plaza...................          --          --        18,409           1,209            --        19,618
ORANGE COUNTY/LOS ANGELES:
  Plaza PacifiCare........................          --       3,493         6,392              56         3,493         6,448
  Katella Corporate Center................          --       2,671         4,314             390         2,681         4,694
  Warner Center...........................      26,000      16,490        33,698           1,772        16,574        35,386
  Scenic Business Park....................          --       2,469         4,503             661         2,469         5,164
  South Coast Executive Center............      10,127       3,324        17,212             811         3,388        17,959
  Harbor Corporate Park...................          --       2,191         5,784           1,754         2,191         7,538
  Westlake Corporate Center...............          --       1,705         4,450             665         1,722         5,098
  Warner Premier..........................          --       3,252         6,040             142         3,285         6,149
  2600 W. Olive...........................      19,152       3,855        25,054           2,709         3,904        27,714
  Bay Technology Center...................          --       2,442        11,164             128         2,462        11,272
  Von Karman..............................          --       3,731        12,493             446         3,744        12,926
  Pacific Corporate Plaza.................          --       5,756            --           3,159            --         8,915
  Alton Deere Plaza.......................          --       5,666        17,967             161         5,671        18,123
SAN DIEGO:
  Del Mar Corporate Center................          --       2,860        13,252              77         2,869        13,320
  Wateridge Pavilion......................       3,481         881         5,509             112           895         5,607
  Lightspan...............................          --       1,438         5,710             724         1,440         6,432
  Towne Center Technology Park 2..........          --       1,688            --           6,603         1,792         6,499


                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------

(in thousands)                                           ACCUMULATED       DATE OF          YEAR OF
PROPERTIES                                    TOTAL     DEPRECIATION     CONSTRUCTION     ACQUISITION
------------------------------------------  ---------   -------------  ----------------   -----------
DOWNTOWN WASHINGTON, D.C.:
  International Square(1).................    180,808        55,641     1977,1979,1982        1993
  1730 Pennsylvania Avenue, N.W...........     26,086        11,220          1972             1993
  2550 M Street, N.W......................     17,730         8,563          1978             1993
  1775 Pennsylvania Avenue, N.W...........     21,097         2,685          1975             1994
  900 19th Street.........................     18,230         6,103          1986             1993
  1747 Pennsylvania Avenue, N.W...........     15,677         6,293          1970             1993
  1255 23rd Street........................     55,925        16,384          1983             1993
VIRGINIA:
  Ballston Plaza..........................     56,571        10,374          1991             1994
  Tycon Courthouse........................     48,030         3,745          1983             1995
  Sunrise Corporate Center................     44,095         3,642       1987-1989           1996
  Parkway One.............................      7,062           726          1985             1996
  Reston Crossing(7)......................     31,235            --          N/A              1997
MARYLAND:
  One Rock Spring Plaza...................     19,618         4,451          1989             1995
ORANGE COUNTY/LOS ANGELES:
  Plaza PacifiCare........................      9,941           691          1986             1996
  Katella Corporate Center................      7,375           507          1982             1996
  Warner Center...........................     51,960         3,809       1981-1985           1996
  Scenic Business Park....................      7,633           811          1985             1996
  South Coast Executive Center............     21,347         1,337          1987             1996
  Harbor Corporate Park...................      9,729         1,029          1987             1996
  Westlake Corporate Center...............      6,820           319          1986             1997
  Warner Premier..........................      9,434           456          1990             1997
  2600 W. Olive...........................     31,618         1,420          1986             1997
  Bay Technology Center...................     13,734           391          1985             1997
  Von Karman..............................     16,670           655          1981             1997
  Pacific Corporate Plaza.................      8,915            --          N/A              1997
  Alton Deere Plaza.......................     23,794           441          1989             1998
SAN DIEGO:
  Del Mar Corporate Center................     16,189         1,320          1986             1996
  Wateridge Pavilion......................      6,502           376          1987             1997
  Lightspan...............................      7,872           432          1985             1997
  Towne Center Technology Park 2..........      8,291           162          1998             1997

                                       CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       GROSS AMOUNT AT WHICH
                                                                                                        CARRIED AT CLOSE OF
                                                               INITIAL COSTS                                   PERIOD
                                                           ----------------------                      ----------------------
                                                                      BUILDINGS     COST CAPITALIZED              BUILDINGS
(in thousands)                                                           AND         SUBSEQUENT TO                   AND
PROPERTIES                                  ENCUMBRANCES    LAND     IMPROVEMENTS   ACQUISITION (4)     LAND     IMPROVEMENTS
------------------------------------------  ------------   -------   ------------   ----------------   -------   ------------
  Towne Center Technology Park 1 and
    3(7)..................................          --     $ 3,241            --          10,589            --        13,830
  Palomar Oaks Technology Park(7).........      10,086       4,698        12,495              39         4,709        12,523
  Jaycor..................................      12,781       5,123        11,754              --         5,123        11,754
  LaJolla Spectrum Technology Park B......          --       3,165            --           1,925         5,090            --
  LaJolla Spectrum Technology Park A......          --       3,282            --           3,573            --         6,855

SAN FRANCISCO BAY AREA:
  CarrAmerica Corporate Center............          --      32,946        75,720           6,752        32,949        82,469
  CarrAmerica Corporate Center 7 --
    Land..................................          --          89            --              --            89            --
  Sunnyvale Research Plaza................          --       5,082        11,191             225         5,101        11,397
  Valley Business Park I..................      42,273(3)    3,859         3,155             307         3,865         3,456
  Valley Business Park II.................          --       8,753         7,155             714         8,765         7,857
  Valley Centre...........................          --       6,051         4,945              92         6,058         5,030
  Valley Office Centre....................            (3)    6,134         5,014             286         6,142         5,292
  Valley Centre II........................            (3)   13,658        11,164            (385)       13,676        10,761
  Rincon Centre...........................            (3)   12,464        10,188             210        12,480        10,382
  Bayshore Centre.........................            (3)   17,545        14,342             549        17,569        14,867
  3745 North First Street.................          --       3,388         4,884             328         3,411         5,189
  Mission Plaza...........................          --       3,978         6,280             (38)        4,010         6,210
  North San Jose Technology Park..........          --       9,124        21,681             191         9,170        21,826
  150 River Oaks..........................          --       6,409         8,698             211         6,444         8,874
  Foster City Technology Center...........          --       3,986         5,614             339         4,014         5,925
  Rio Robles..............................          --      16,655        29,598             633        16,669        30,217
  San Mateo II and III....................          --       9,723        15,556             659         9,817        16,121
  3571 North First Street.................          --       6,297         8,862              70         6,326         8,903
  San Mateo I.............................          --       5,703         9,126              47         5,710         9,166
  900-910 East Hamilton...................          --      28,264        52,993           1,970        28,275        54,952
  Amador I/Rinconda, Amador III, Arroyo
    Center................................          --      14,448        24,706             416        14,494        25,076
  Baytech Business Park...................          --      14,958            --          17,638        14,562        18,034
  Oakmead West............................          --      22,842            --          34,064        21,629        35,277
  Hacienda West...........................          --(6)    6,468        24,062             211         6,492        24,249
  Sunnyvale Technology Centre.............      35,554(6)   12,098        16,131             114        12,106        16,237
  Santa Clara Technology Park.............          --       9,750        11,917              19         9,759        11,927
  Techmart Commerce Center................          --          --        36,594             597            --        37,191
  Golden Gateway Commons..................          --      21,112        51,689             270        21,167        51,904
  995 Benecia Avenue......................         911       3,407         3,026              30         3,421         3,042
  Clarify Corporate Center................          --      17,574            --          17,103            --        34,677

                                       CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------

(in thousands)                                           ACCUMULATED       DATE OF          YEAR OF
PROPERTIES                                    TOTAL     DEPRECIATION     CONSTRUCTION     ACQUISITION
------------------------------------------  ---------   -------------  ----------------   -----------
  Towne Center Technology Park 1 and
    3(7)..................................     13,830            --          N/A              1997
  Palomar Oaks Technology Park(7).........     17,232           193          1989             1998
  Jaycor..................................     16,877            82          1989             1998
  LaJolla Spectrum Technology Park B......      5,090            --          N/A              1998
  LaJolla Spectrum Technology Park A......      6,855            --          N/A              1998
SAN FRANCISCO BAY AREA:
  CarrAmerica Corporate Center............    115,418        20,418          1988             1996
  CarrAmerica Corporate Center 7 --
    Land..................................         89            --          N/A              1998
  Sunnyvale Research Plaza................     16,498         1,372          1985             1996
  Valley Business Park I..................      7,321           283          1981             1996
  Valley Business Park II.................     16,622           616          1979             1996
  Valley Centre...........................     11,088           399          1980             1996
  Valley Office Centre....................     11,434           380          1981             1996
  Valley Centre II........................     24,437           929          1980             1996
  Rincon Centre...........................     22,862         1,056          1984             1996
  Bayshore Centre.........................     32,436         1,977          1984             1996
  3745 North First Street.................      8,600           360          1984             1997
  Mission Plaza...........................     10,220           597          1985             1997
  North San Jose Technology Park..........     30,996         1,998          1984             1997
  150 River Oaks..........................     15,318           476          1984             1997
  Foster City Technology Center...........      9,939           401          1988             1997
  Rio Robles..............................     46,886         2,152          1985             1996
  San Mateo II and III....................     25,938           794          1985             1997
  3571 North First Street.................     15,229           433          1985             1997
  San Mateo I.............................     14,876           369          1986             1997
  900-910 East Hamilton...................     83,227         2,045          1989             1997
  Amador I/Rinconda, Amador III, Arroyo
    Center................................     39,570         1,149          1983             1997
  Baytech Business Park...................     32,596           576          1998             1997
  Oakmead West............................     56,906           371          1998             1997
  Hacienda West...........................     30,741           797          1987             1998
  Sunnyvale Technology Centre.............     28,343           519       1971-1975           1998
  Santa Clara Technology Park.............     21,686           186       1984,1985           1998
  Techmart Commerce Center................     37,191           786          1987             1998
  Golden Gateway Commons..................     73,071         1,214       1980,1984           1998
  995 Benecia Avenue......................      6,463            46          1976             1998
  Clarify Corporate Center................     34,677            --          N/A              1998

                                       CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       GROSS AMOUNT AT WHICH
                                                                                                        CARRIED AT CLOSE OF
                                                               INITIAL COSTS                                   PERIOD
                                                           ----------------------                      ----------------------
                                                                      BUILDINGS     COST CAPITALIZED              BUILDINGS
(in thousands)                                                           AND         SUBSEQUENT TO                   AND
PROPERTIES                                  ENCUMBRANCES    LAND     IMPROVEMENTS   ACQUISITION (4)     LAND     IMPROVEMENTS
------------------------------------------  ------------   -------   ------------   ----------------   -------   ------------
  Valley Technology Center 4 and 5........          --     $ 8,879            --           7,529         8,916         7,492
  Valley Technology Center 1, 2, 3(7).....          --      14,540            --          11,993            --        26,533
  Valley Technology Center II(7)..........          --       9,491            --             776        10,267            --
  Fremont Technology Park(7)..............          --      10,122        10,797           4,826        11,296        14,449

SACRAMENTO:
  1860 Howe Avenue........................          --       2,824         8,944             852         2,846         9,774
  University Park.........................          --       3,217        10,185             439         3,242        10,599
  Capital Corporate Center................          --       2,189         6,932             195         2,207         7,109

DENVER:
  Quebec Center...........................          --       1,423         5,659             613         1,423         6,272
  Greenwood Center........................          --         289         6,619             505           289         7,124
  Quebec Court I and II...................          --       2,368        19,819           9,143         2,371        28,959
  Harlequin Plaza.........................          --       4,746        21,344           4,564         4,748        25,906
  Panorama Corporate Center III(7)........          --       1,541            --          14,105            --        15,646
  Panorama Phase V........................          --         472            --           2,481           594         2,359
  Panorama Phase V(7).....................          --       1,314            --           9,496            --        10,810
  Panorama Phase IV.......................          --       1,775            --           1,105         2,880            --
  Panorama Phase VI.......................          --       1,716            --             995         2,711            --
  Panorama Phase VII......................          --       1,226            --           1,266         2,492            --
  Panorama Corporate Center I.............          --       1,325         6,486           3,494         1,326         9,979
  Panorama Corporate Center II(7).........          --       1,844            --           9,043         1,939         8,948
  Panorama Corporate Center VIII..........          --       4,060            --             441         4,501            --
  Dry Creek Corporate Center..............          --      10,575            --             641        11,216            --
  Panorama Phase IX.......................          --       1,977            --             150         2,127            --
  Panorama Phase X........................          --         484            --              81           565            --

SEATTLE:
  Redmond East............................      27,355       6,957        32,390           1,170         6,972        33,545
  Redmond Hilltop B and C.................          --       2,511            --           7,762         2,489         7,784
  Canyon Park Business Center.............          --       5,748        23,624             228         5,782        23,818
  Canyon Park 4 -- Land(7)................          --       1,895            --           3,768            --         5,663
  Canyon Park 1 and 2.....................          --       3,217            --          10,772         2,833        11,156
  Canyon Park Commons 1 and 2.............       5,615       2,375         9,958              29         2,380         9,982
  Willow Creek Corporate Center...........          --       1,709         6,972              79         1,724         7,036
  Willow Creek Corporate Center 1, 2, 3,
    4, 5..................................          --       5,548            --          32,202         4,925        32,825
  Willow Creek Corporate Center 6(7)......          --         937            --           3,790            --         4,727

                                       CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------

(in thousands)                                           ACCUMULATED       DATE OF          YEAR OF
PROPERTIES                                    TOTAL     DEPRECIATION     CONSTRUCTION     ACQUISITION
------------------------------------------  ---------   -------------  ----------------   -----------
  Valley Technology Center 4 and 5........     16,408             8          1998             1998
  Valley Technology Center 1, 2, 3(7).....     26,533            --          N/A              1998
  Valley Technology Center II(7)..........     10,267            --          N/A              1998
  Fremont Technology Park(7)..............     25,745            --          N/A              1998
SACRAMENTO:
  1860 Howe Avenue........................     12,620           419          1983             1997
  University Park.........................     13,841           516          1981             1997
  Capital Corporate Center................      9,316           336          1985             1997
DENVER:
  Quebec Center...........................      7,695           769          1985             1996
  Greenwood Center........................      7,413           663          1982             1996
  Quebec Court I and II...................     31,330         2,557       1979/1980           1996
  Harlequin Plaza.........................     30,654         2,649          1981             1996
  Panorama Corporate Center III(7)........     15,646            --          1996             1996
  Panorama Phase V........................      2,953             4          1998             1996
  Panorama Phase V(7).....................     10,810            --          N/A              1996
  Panorama Phase IV.......................      2,880            --          N/A              1996
  Panorama Phase VI.......................      2,711            --          N/A              1996
  Panorama Phase VII......................      2,492            --          N/A              1996
  Panorama Corporate Center I.............     11,305         1,182          N/A              1996
  Panorama Corporate Center II(7).........     10,887           837          N/A              1996
  Panorama Corporate Center VIII..........      4,501            --          N/A              1997
  Dry Creek Corporate Center..............     11,216            --          N/A              1998
  Panorama Phase IX.......................      2,127            --          N/A              1998
  Panorama Phase X........................        565            --          N/A              1998
SEATTLE:
  Redmond East............................     40,517         4,241       1988-1992           1996
  Redmond Hilltop B and C.................     10,273           472          1998             1996
  Canyon Park Business Center.............     29,600         1,315          1989             1997
  Canyon Park 4 -- Land(7)................      5,663            --          N/A              1997
  Canyon Park 1 and 2.....................     13,989            12          N/A
  Canyon Park Commons 1 and 2.............     12,362           561          1988             1997
  Willow Creek Corporate Center...........      8,760           382          1981             1997
  Willow Creek Corporate Center 1, 2, 3,
    4, 5..................................     37,750         1,161          1998             1997
  Willow Creek Corporate Center 6(7)......      4,727            --          N/A              1997

                                       CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       GROSS AMOUNT AT WHICH
                                                                                                        CARRIED AT CLOSE OF
                                                               INITIAL COSTS                                   PERIOD
                                                           ----------------------                      ----------------------
                                                                      BUILDINGS     COST CAPITALIZED              BUILDINGS
(in thousands)                                                           AND         SUBSEQUENT TO                   AND
PROPERTIES                                  ENCUMBRANCES    LAND     IMPROVEMENTS   ACQUISITION (4)     LAND     IMPROVEMENTS
------------------------------------------  ------------   -------   ------------   ----------------   -------   ------------
SALT LAKE CITY, UTAH:
  Sorenson Research Park XI...............          --     $ 1,490            --             481         1,971            --
  Sorenson Research Park..................       4,263       4,389        25,304             407         4,423        25,677
  Sorenson Research Park X(7).............          --         772            --           2,439            --         3,211
  Wasatch Corporate Center................      12,654       3,318        15,495             320         3,578        15,555
  Wasatch Corporate Center 17 and 18(7)...          --       2,378            --           6,072            --         8,450
  Wasatch Corporate Center 18.............          --         258            --             813           236           835

CHICAGO:
  Parkway North I.........................      29,250       3,727        29,146           1,135         3,733        30,275
  Parkway North III and IV................          --       4,304        34,390           1,491         4,310        35,875
  Unisys..................................          --       6,387        45,111           3,483         6,346        48,635
  Parkway North 6 -- Land.................          --         759            --           9,526           789         9,496
  Parkway North 7, 8, 9 -- Land...........          --       4,472            --             707         5,179            --
  Parkway North 4, 6, 10 -- Land(7).......          --       3,579            --          11,258            --        14,837
  The Crossings...........................          --       5,268        34,215           1,983         5,289        36,177
  Bannockburn IV..........................          --       1,914        12,729             325         1,924        13,044
  Summit Oaks.............................          --         949         7,285             478           952         7,760
  Bannockburn I and II....................      19,553       3,448        22,928           1,082         3,472        23,986

AUSTIN, TEXAS:
  Balcones Center.........................          --         949         7,649             438           949         8,087
  Great Hills Plaza.......................          --       1,680        13,545             207         1,680        13,752
  Park North..............................          --       1,671        13,471             706         1,671        14,177
  City View Centre........................          --       1,718        13,854           1,060         1,720        14,912
  Tower of the Hills......................          --       1,633        13,625             273         1,634        13,897
  Riata Buildings 4, 5, 8, 9..............          --       4,490            --          31,348         4,856        30,982
  Riata Buildings 2, 3, 9(7)..............          --       2,245            --          11,146            --        13,391
  Riata Buildings 1, 6, 7.................          --       3,386            --           1,703         5,089            --
  City View Centre........................          --       1,890            --          13,693         2,107        13,476
  Braker Pointe...........................          --       6,602            --           2,436         9,038            --
  Riata Crossing 4-6......................          --       1,940            --              83         2,023            --
  Riata Crossing 1-3(7)...................          --       2,993            --           7,356            --        10,349

DALLAS, TEXAS:
  Quorum North............................       6,566       1,357         9,078             780         1,365         9,850
  Quorum Place............................       7,578       1,941        14,234           1,082         1,954        15,303
  Tollhill East and West..................          --       2,603        19,086           1,604         2,612        20,681

                                       CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------

(in thousands)                                           ACCUMULATED       DATE OF          YEAR OF
PROPERTIES                                    TOTAL     DEPRECIATION     CONSTRUCTION     ACQUISITION
------------------------------------------  ---------   -------------  ----------------   -----------
SALT LAKE CITY, UTAH:
  Sorenson Research Park XI...............      1,971            --          N/A              1997
  Sorenson Research Park..................     30,100         1,470    1988,1989,1993,
                                                                          1995,1997           1997
  Sorenson Research Park X(7).............      3,211            --          N/A              1997
  Wasatch Corporate Center................     19,133           800          1996             1997
  Wasatch Corporate Center 17 and 18(7)...      8,450            --          N/A              1997
  Wasatch Corporate Center 18.............      1,071            22          1998             1997
CHICAGO:
  Parkway North I.........................     34,008         2,730       1986-1989           1996
  Parkway North III and IV................     40,185         4,587       1986-1989           1996
  Unisys..................................     54,981         3,626       1984-1985           1996
  Parkway North 6 -- Land.................     10,285           158          1998             1996
  Parkway North 7, 8, 9 -- Land...........      5,179            --          N/A              1996
  Parkway North 4, 6, 10 -- Land(7).......     14,837            --          N/A              1996
  The Crossings...........................     41,466         2,784          1985             1997
  Bannockburn IV..........................     14,968           685          1988             1997
  Summit Oaks.............................      8,712           448          1982             1997
  Bannockburn I and II....................     27,458         1,628          1980             1997
AUSTIN, TEXAS:
  Balcones Center.........................      9,036           793          1985             1996
  Great Hills Plaza.......................     15,432         1,110          1985             1996
  Park North..............................     15,848         1,318          1981             1996
  City View Centre........................     16,632         1,552          1985             1996
  Tower of the Hills......................     15,531           499          1986             1997
  Riata Buildings 4, 5, 8, 9..............     35,838           986          1998             1996
  Riata Buildings 2, 3, 9(7)..............     13,391            --          N/A              1996
  Riata Buildings 1, 6, 7.................      5,089            --          N/A              1996
  City View Centre........................     15,583           702          1998             1996
  Braker Pointe...........................      9,038            --          N/A              1997
  Riata Crossing 4-6......................      2,023            --          N/A              1998
  Riata Crossing 1-3(7)...................     10,349            --          N/A              1998
DALLAS, TEXAS:
  Quorum North............................     11,215           657          1983             1997
  Quorum Place............................     17,257         1,021          1981             1997
  Tollhill East and West..................     23,293         1,315          1974             1997

                                       CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       GROSS AMOUNT AT WHICH
                                                                                                        CARRIED AT CLOSE OF
                                                               INITIAL COSTS                                   PERIOD
                                                           ----------------------                      ----------------------
                                                                      BUILDINGS     COST CAPITALIZED              BUILDINGS
(in thousands)                                                           AND         SUBSEQUENT TO                   AND
PROPERTIES                                  ENCUMBRANCES    LAND     IMPROVEMENTS   ACQUISITION (4)     LAND     IMPROVEMENTS
------------------------------------------  ------------   -------   ------------   ----------------   -------   ------------
  Two Mission Park........................          --     $   823         4,320             652           831         4,964
  Cedar Maple Plaza.......................          --       1,220        10,982             411         1,225        11,388
  Cedar Maple Plaza -- Land...............          --         520            --              93           613            --
  Tollway I and II(7).....................          --       1,707            --          17,615            --        19,322
  Tollway I and II........................          --       1,253            --          15,771         1,675        15,349
  Tollway III.............................          --       2,522            --             808         3,330            --
  Royal Ridge A and B.....................          --       2,601            --          15,747         2,718        15,630
  Royal Ridge B(7)........................          --         558            --           2,024            --         2,582
  Citymark................................            (6)    2,904        19,427             302         2,911        19,722
  5000 Quorum.............................          --       1,774        15,616             484         1,782        16,092
  The Commons at Las Colinas 2............          --       3,189            --             377         3,566            --
  The Commons at Las Colinas 1 and 3(7)...          --       6,801            --          26,154            --        32,955
  Royal Ridge Phase II....................          --       5,221            --             561         5,782            --

PHOENIX, ARIZONA:
  Camelback Lakes.........................          --       5,476        21,365          (5,091)        4,275        17,475
  Highland Park...........................          --       1,956         5,544             969         1,974         6,495
  The Grove @ Black Canyon................          --       1,748         9,658             625         1,755        10,276
  U.S. West...............................      53,263      18,517        74,069             786        18,642        74,730
  Pointe Corridor IV......................          --       2,396        12,580           1,443         2,401        14,018
  Four Gateway Plaza......................          --         393            --           1,380           424         1,349
  Four Gateway Plaza(7)...................          --       3,027            --           8,860            --        11,887
  Concord Place...........................       7,646       3,337        16,675             156         3,337        16,831
  East Gateway............................          --       6,002            --           1,180         7,182            --

PORTLAND, OREGON:
  Radisys Corporate Headquarters..........          --       1,448         7,518              49         1,456         7,559
  Radisys II..............................          --         926            --           4,738           798         4,866
  Sunset Corporate Park A-C...............          --       1,460            --           2,314         3,774            --
  Sunset Corporate Park D-H(7)............          --       3,472            --           6,647            --        10,119
  Rock Creek Corporate Park 1-3(7)........          --       2,614            --           2,774            --         5,388

ATLANTA:
  Veridian................................          --       2,730        13,308          (4,768)        1,766         9,504
  Century Springs West....................      20,812(5)    1,642         7,646          (1,534)        1,280         6,474
  Glenridge...............................            (5)    1,423         4,870            (196)        1,292         4,805
  Midori..................................            (5)    1,802         6,715           2,804         2,320         9,001
  Triangle Parkway........................          --       1,365         5,449            (591)        1,187         5,036
  Summit..................................          --       2,237        15,027             906         2,241        15,929

                                       CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------

(in thousands)                                           ACCUMULATED       DATE OF          YEAR OF
PROPERTIES                                    TOTAL     DEPRECIATION     CONSTRUCTION     ACQUISITION
------------------------------------------  ---------   -------------  ----------------   -----------
  Two Mission Park........................      5,795           253          1983             1997
  Cedar Maple Plaza.......................     12,613           782          1985             1997
  Cedar Maple Plaza -- Land...............        613            --          N/A              1997
  Tollway I and II(7).....................     19,322            --          N/A              1997
  Tollway I and II........................     17,024           152          1998             1997
  Tollway III.............................      3,330            --          N/A              1997
  Royal Ridge A and B.....................     18,348           179          1998             1997
  Royal Ridge B(7)........................      2,582            --          N/A              1997
  Citymark................................     22,633           827          1986             1998
  5000 Quorum.............................     17,874           441          1984             1998
  The Commons at Las Colinas 2............      3,566            --          N/A              1998
  The Commons at Las Colinas 1 and 3(7)...     32,955            --          N/A              1998
  Royal Ridge Phase II....................      5,782            --          N/A              1998
PHOENIX, ARIZONA:
  Camelback Lakes.........................     21,750         1,667          1982             1996
  Highland Park...........................      8,469           402          1986             1997
  The Grove @ Black Canyon................     12,031           483          1986             1997
  U.S. West...............................     93,372         2,595          1988             1997
  Pointe Corridor IV......................     16,419         1,246          1990             1996
  Four Gateway Plaza......................      1,773            40          1998             1997
  Four Gateway Plaza(7)...................     11,887            --          N/A              1997
  Concord Place...........................     20,168           130          1989             1998
  East Gateway............................      7,182            --          N/A              1998
PORTLAND, OREGON:
  Radisys Corporate Headquarters..........      9,015           451          1996             1997
  Radisys II..............................      5,664           259          1997             1997
  Sunset Corporate Park A-C...............      3,774            --          N/A              1998
  Sunset Corporate Park D-H(7)............     10,119            --          N/A              1998
  Rock Creek Corporate Park 1-3(7)........      5,388            --          N/A              1998
ATLANTA:
  Veridian................................     11,270           735          1976             1996
  Century Springs West....................      7,754           485          1982             1996
  Glenridge...............................      6,097           368          1986             1996
  Midori..................................     11,321           642          1989             1996
  Triangle Parkway........................      6,223           352          1988             1996
  Summit..................................     18,170         1,183          1986             1996

                                       CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       GROSS AMOUNT AT WHICH
                                                                                                        CARRIED AT CLOSE OF
                                                               INITIAL COSTS                                   PERIOD
                                                           ----------------------                      ----------------------
                                                                      BUILDINGS     COST CAPITALIZED              BUILDINGS
(in thousands)                                                           AND         SUBSEQUENT TO                   AND
PROPERTIES                                  ENCUMBRANCES    LAND     IMPROVEMENTS   ACQUISITION (4)     LAND     IMPROVEMENTS
------------------------------------------  ------------   -------   ------------   ----------------   -------   ------------
  Holcomb Place...........................          --     $ 1,419         4,574             113         1,421         4,685
  Parkwood................................            (5)    2,080        12,678           3,286         2,362        15,682
  Lakewood................................            (5)    1,040         6,789             541         1,055         7,315
  Spalding Ridge..........................          --       1,550         4,950           7,866         1,678        12,688
  2400 Lake Park Drive....................          --         805         6,539             551           812         7,083
  680 Engineering Drive...................          --         559         3,420             295           563         3,711
  Embassy Row.............................          --       7,916        36,907           2,339         7,959        39,203
  Embassy Row -- Land.....................          --       1,248            --           8,055         1,244         8,059
  Embassy Row -- Land 100 and 500(7)......          --       3,080            --          10,275            --        13,355
  Preston Ridge...........................          --       1,993            --             350         2,343            --
  Waterford Centre........................          --       1,110         7,737             193         1,115         7,925

BOCA RATON, FLORIDA:
  Peninsula Plaza.........................          --       3,003        10,475           4,569         3,745        14,302
  Presidential Circle.....................      22,982       7,074        35,370             463         7,082        35,825
  Peninsula Executive Center..............          --       5,962            --          22,451            --        28,413
  Peninsula Corporate Center..............          --      12,020            --           4,040        16,060            --
                                            ------------   -------   ------------        -------       -------   ------------
Subtotal..................................     596,859     886,333     1,893,267         622,044       811,667     2,589,977
                                            ------------   -------   ------------        -------       -------   ------------
OmniOffices, Inc..........................          --          --        10,198          37,812            --        48,010
Omni UK...................................          --          --        10,906              --            --        10,906
Intercompany Elimination..................          --          --            --            (556)          (42)         (514)
                                            ------------   -------   ------------        -------       -------   ------------
Total.....................................    $596,859     886,333     1,914,371         659,300       811,625     2,648,379
                                            ------------   -------   ------------        -------       -------   ------------
                                            ------------   -------   ------------        -------       -------   ------------


                                       CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------

(in thousands)                                           ACCUMULATED       DATE OF          YEAR OF
PROPERTIES                                    TOTAL     DEPRECIATION     CONSTRUCTION     ACQUISITION
------------------------------------------  ---------   -------------  ----------------   -----------
  Holcomb Place...........................      6,106           337          1982             1996
  Parkwood................................     18,044         1,168          1985             1996
  Lakewood................................      8,370           526          1985             1996
  Spalding Ridge..........................     14,366           960          1998             1996
  2400 Lake Park Drive....................      7,895           424          1982             1997
  680 Engineering Drive...................      4,274           331          1985             1997
  Embassy Row.............................     47,162         2,805          1983             1997
  Embassy Row -- Land.....................      9,303           172          1998             1997
  Embassy Row -- Land 100 and 500(7)......     13,355            --          N/A              1997
  Preston Ridge...........................      2,343            --          N/A              1997
  Waterford Centre........................      9,040           210          1985             1998
BOCA RATON, FLORIDA:                                                                          1997
  Peninsula Plaza.........................     18,047         1,180          1988             1996
  Presidential Circle.....................     42,907         1,498          1989             1997
  Peninsula Executive Center..............     28,413            --          N/A              1997
  Peninsula Corporate Center..............     16,060            --          N/A              1997
                                            ---------   -------------
Subtotal..................................  3,401,644       257,215
                                            ---------   -------------
OmniOffices, Inc..........................     48,010         5,243          N/A              1997
Omni UK...................................     10,906            --          N/A              1998
Intercompany Elimination..................       (556)           --
                                            ---------   -------------
Total.....................................  3,460,004       262,458
                                            ---------   -------------
                                            ---------   -------------

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

     The aggregate cost for federal income tax purposes was approximately $3,016,524 at December 31, 1998.

     The changes in total real estate assets and accumulated depreciation and amortization for the three years ended December 31, 1998, 1997, and 1996 are as follows:

                                                                                                           ACCUMULATED
                                      TOTAL REAL ESTATE ASSETS                                             DEPRECIATION
                                   -------------------------------                                     --------------------
                                     1998       1997       1996                                          1998       1997
                                   ---------  ---------  ---------                                     ---------  ---------
Balance, beginning of period.....  $2,689,499 1,539,998    480,589  Balance, beginning of period.....  $ 184,266    119,657
  Acquisitions...................    492,498  1,023,070  1,050,227
  Improvements...................    442,288    186,541     20,536  Depreciation for the period......     94,708     67,353
  Sales, retirements and                                            Sales, retirements and
    write-offs...................   (164,281)   (60,110)   (11,354) write-offs.......................    (16,516)    (2,744)
                                   ---------  ---------  ---------                                     ---------  ---------
                                   $3,460,004 2,689,499  1,539,998                                     $ 262,458    184,266
                                   ---------  ---------  ---------                                     ---------  ---------
                                   ---------  ---------  ---------                                     ---------  ---------


                                     1996
                                   ---------
Balance, beginning of period.....     98,873
  Acquisitions...................
  Improvements...................     32,078
  Sales, retirements and
    write-offs...................    (11,294)
                                   ---------
                                     119,657
                                   ---------
                                   ---------

------------------
Notes:
(1) Represents 3 properties: 1850 K Street, N.W., 1875 Eye Street, N.W., and 1825 Eye Street, N.W., where the Company leases approximately 63,000 square feet of office space for its corporate headquarters as of December 31, 1998.
(2) Consists of four loans secured by International Square, 1730 Pennsylvania Avenue & 1255 23rd Street.
(3) Secured by Valley Business Park I (formerly San Jose Orchard Business Park-A), Valley Office Centre (formerly Orchard Office Center), Valley Centre II (formerly Orchard Center II), Rincon Centre (formerly Orchard Rincon Center) and Bayshore Centre (formerly Orchard Bayshore Center).
(4) Costs capitalized are offset by retirements and write-offs.
(5) Secured by Century Springs West, Glenridge, Midori, Lakewood and Parkwood.
(6) Secured by Sunnyvale Technology Centre, Hacienda West and Citymark.
(7) Under construction as of December 31, 1998. Construction costs are shown under buildings and improvements until completion. At that time, costs will be allocated between land and buildings and improvements.