Form 10-Q
period 1999-03-31
CARRAMERICA REALTY CORP
filed 1999-05-17
CIK 893577

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1999

                           COMMISSION FILE NO. 1-11706


                         CARRAMERICA REALTY CORPORATION
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Maryland                                                      52-1796339
---------------------------------------------                   --------------------------------------------
      (State or other jurisdiction of                             (I.R.S. Employer Identification Number)
       incorporation or organization)


                   1850 K Street, N.W., Washington, D.C. 20006
            --------------------------------------------------------
               (Address or principal executive office) (Zip code)


        Registrant's telephone number, including area code (202) 729-7500
                                                           --------------

                                       N/A
------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



            Number of shares outstanding of each of the registrant's
                  classes of common stock, as of May 17, 1999:

           Common Stock, par value $.01 per share: 66,776,899 shares
--------------------------------------------------------------------------------

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

                                      Index


                                                                                                       Page
                                                                                                      ------
Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of March 31, 1999 (unaudited) and December 31, 1998............................................4

         Condensed consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three months ended March 31, 1999 and 1998 (unaudited).......................5

         Condensed consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the three months ended March 31, 1999 and 1998 (unaudited).......................6

         Notes to condensed consolidated financial statements (unaudited)............................7 to 13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................14 to 26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................27

Part II: Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................................................28


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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets As Of March 31,1999 and December 31, 1998


----------------------------------------------------------------------------------------------------------------------------

 (In thousands, except per share and share amounts)
                                                                                     March 31,           December 31,
                                                                                       1999                 1998
                                                                                       ----                ------
                                                                                   (Unaudited)

Assets
------
Rental property (note 2):
     Land                                                                         $    631,314              692,484
     Buildings                                                                       1,938,849            2,051,734
     Tenant improvements                                                               198,207              192,211
     Furniture, fixtures and equipment                                                  66,378               57,140
                                                                                  ---------------      ----------------
                                                                                     2,834,748            2,993,569
     Less - accumulated depreciation                                                  (267,324)            (262,458)
                                                                                  ---------------      ----------------
         Total rental property                                                       2,567,424            2,731,111

Land held for development                                                              128,987              119,141
Construction in progress                                                               338,318              347,294

Cash and cash equivalents                                                               41,624               36,499
Restricted cash and cash equivalents (note 2)                                           69,492               48,640
Accounts and notes receivable                                                           52,072               47,251
Investments                                                                             83,143              101,679
Accrued straight-line rents                                                             38,633               39,273
Tenant leasing costs, net                                                               42,721               42,552
Deferred financing costs, net                                                           19,660               19,911
Goodwill, net                                                                          231,250              221,570
Prepaid expenses and other assets, net                                                  39,656               38,563
                                                                                  ---------------      ----------------
                                                                                   $ 3,652,980            3,793,484
                                                                                  ===============      ================

Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------

Liabilities:
     Mortgages and notes payable (note 2)                                          $ 1,676,868            1,704,359
     Accounts payable and accrued expenses                                             123,764              133,767
     Rent received in advance and security deposits                                     43,142               47,692
                                                                                  ---------------      ----------------
         Total liabilities                                                           1,843,774            1,885,818

Minority interest (note 3)                                                             102,109               93,264

Stockholders' equity (note 4):
     Preferred Stock, $.01 par value, authorized 35,000,000 shares:
         Series A Cumulative Convertible Redeemable Preferred Stock, $.01 par
              value, 680,000 shares issued and outstanding with an aggregate
              liquidation preference of $17.0 million.                                       7                    7
         Series B, C and D Cumulative Redeemable Preferred Stock,
              outstanding 8,800,000 shares with an aggregate liquidation
              preference of $400.0 million.                                                 88                   88
     Common Stock, $.01 par value, authorized 180,000,000 shares, issued and outstanding 66,767,758 shares at March 31, 1999 and 71,760,172 shares
         at December 31, 1998.                                                             668                  718
     Additional paid in capital                                                      1,816,414            1,926,057
     Accumulated other comprehensive income                                             (1,270)                 463
     Cumulative dividends in excess of net income                                     (108,810)            (112,931)
                                                                                  ---------------      ----------------
         Total stockholders' equity                                                  1,707,097            1,814,402
                                                                                  ---------------      ----------------
 Commitments and Contingencies
                                                                                   $ 3,652,980            3,793,484
                                                                                  ===============      ================





See accompanying notes to condensed consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998

----------------------------------------------------------------------------------------------------------------------------



(Unaudited and in thousands, except per share amounts)

                                                                                     1999                   1998
                                                                                     ----                   ----

Operating revenue:
   Rental revenue:
     Minimum base rent                                                             $  103,140                85,383
     Recoveries from tenants                                                           14,133                11,576
     Parking and other tenant charges                                                   4,185                 3,370
                                                                                 --------------        --------------
         Total rental revenue                                                         121,458               100,329
   Executive suites revenue                                                            49,099                15,648
   Real estate service revenue                                                          3,900                 2,990
                                                                                 --------------        --------------
         Total revenue                                                                174,457               118,967
                                                                                 --------------        --------------

Operating expenses:
   Property expenses:
     Operating expenses                                                                29,304                23,214
     Real estate taxes                                                                 11,041                 9,302
   Interest expense                                                                    23,493                17,161
   Executive suites expenses                                                           44,116                13,854
   General and administrative                                                           9,309                 6,439
   Depreciation and amortization                                                       30,402                23,643
                                                                                 --------------        --------------
         Total operating expenses                                                     147,665                93,613
                                                                                 --------------        --------------
              Operating income                                                         26,792                25,354
                                                                                 --------------        --------------

Other operating income:
   Interest Income                                                                      1,315                 1,017
   Equity in earnings of unconsolidated partnerships                                    1,495                   754
   Gain on settlement of treasury locks (note 2)                                        4,489                    --
                                                                                 --------------        --------------
         Total other operating income                                                   7,299                 1,771
                                                                                 --------------        --------------

         Net operating income before gain on sale of assets,
               income taxes and minority interest                                      34,091                27,125

Income taxes                                                                             (252)                   --
Minority interest                                                                      (5,719)               (8,547)
                                                                                 --------------        --------------
         Net operating income before gain on sale of assets                            28,120                18,578

Gain on sale of assets, net of income taxes (note 5)                                   18,055                25,931

         Net income                                                                $   46,175                44,509
                                                                                 --------------        --------------

Other comprehensive loss - foreign currency
   translation adjustment                                                             (1,733)                    --
                                                                                 --------------        --------------
         Comprehensive income                                                      $  44,442                 44,509
                                                                                 ==============        ==============

         Basic net income per common share                                         $    0.53                  0.60
                                                                                 ==============        ==============

         Diluted net income per share                                              $    0.52                  0.59
                                                                                 ==============        ==============




See accompanying notes to condensed consolidated financial statements


                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998

----------------------------------------------------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                       1999                1998
                                                                                  --------------     ---------------

Cash flows from operating activities:
   Net income                                                                      $    46,175             44,509
                                                                                  --------------     ---------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                      30,402             23,643
     Minority interest in income                                                         5,719              8,547
     Restricted Stock Units issued                                                         378                 --
     Equity in earnings of unconsolidated partnerships                                  (1,495)              (754)
     Gain on sale of assets, net of income taxes                                       (18,055)           (25,931)
     Loss on write-off of assets                                                         1,236                 --
   Change in assets and liabilities, net of acquisitions and dispositions:
     Increase in accounts and notes receivable                                          (4,821)            (5,075)
     Decrease in accrued straight-line rents                                               640              3,668
     Additions to tenant leasing costs                                                  (2,120)            (2,556)
     Decrease (increase) in prepaid expenses and other assets                           (4,436)            15,551
     Decrease in accounts payable and accrued expenses                                 (10,381)           (10,288)
     Increase (decrease) in rent received in advance and security deposits              (4,550)             5,874
                                                                                  --------------     ---------------
         Total adjustments                                                              (7,483)            12,679
                                                                                  --------------     ---------------
         Net cash provided by operating activities                                      38,692             57,188
                                                                                  --------------     ---------------
Cash flows from investing activities:
   Acquisitions of executive suites assets                                             (11,077)           (28,397)
   Additions to executive suites in development                                         (8,683)                --
   Acquisitions of rental property                                                          --           (107,299)
   Additions to rental property                                                        (12,751)            (8,242)
   Additions to land held for development                                              (10,061)           (71,918)
   Additions to construction in progress                                               (65,048)           (71,506)
   Distributions from unconsolidated partnerships                                       21,440                777
   Investments in unconsolidated partnerships                                           (1,409)           (50,224)
   Increase in restricted cash and cash equivalents                                    (20,852)           (13,306)
   Proceeds from sales of rental property                                              253,771             57,218
                                                                                  --------------     ---------------
         Net cash provided (used) by investing activities                              145,330           (292,897)
                                                                                  --------------     ---------------
Cash flows from financing activities:
   Net proceeds from sales of common and preferred stock                                    --               (256)
   Repurchase of common stock                                                         (109,693)                --
   Net borrowings (repayments) on unsecured credit facility                            (65,000)            90,000
   Proceeds from issuance of unsecured notes                                                --            200,000
   Proceeds from refinance of existing mortgages                                        41,220                 --
   Net proceeds from exercise of stock options                                              --                 23
   Repayment of mortgages payable                                                       (3,711)           (15,068)
   Contributions from minority interests                                                 5,888             10,227
   Dividends paid                                                                      (42,054)           (36,344)
   Additions to deferred financing costs                                                (1,052)            (9,194)
   Distributions to minority interests                                                  (2,762)            (2,653)
                                                                                   --------------    ---------------
         Net cash provided (used) by financing activities                             (177,164)           236,735
                                                                                  --------------     ---------------
Foreign currency translation adjustment                                                 (1,733)                --
                                                                                  --------------     ---------------
Increase in unrestricted cash and cash equivalents                                       5,125              1,026
Unrestricted cash and cash equivalents, beginning of the period                         36,499             23,845
                                                                                  --------------     ---------------
Unrestricted cash and cash equivalents, end of the period                            $  41,624             24,871
                                                                                  ==============     ===============
Supplemental disclosure of cash flow information:
   Cash paid for interest (net of capitalized interest of $8,055 and $5,377
     for the three  months ended March 31, 1999 and 1998, respectively)              $  18,257             21,839
                                                                                  ==============     ===============
Supplemental disclosure of non-cash investing and financing activities:
   During the three months ended March 31, 1998, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $6.0 million of debt and liabilities and by issuing $9.8 million of Units.



See accompanying notes to condensed consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statement
                                  (Unaudited)
-------------------------------------------------------------------------------


(1) Description of Business and Summary of Significant Accounting Policies

    (a) Business

        CarrAmerica Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"), organized under the laws of Maryland, which owns, develops, acquires and operates office properties. The Company's office properties are located primarily in 14 suburban markets across the United States.

        OmniOffices, Inc. ("OmniOffices") and OmniOffices (UK) Limited ("Omni UK"), the Company's executive suites affiliates, are engaged in the business of leasing commercial office space in the form of executive office suites and providing related telecommunications, secretarial, copying and office support services to tenants. OmniOffices and Omni UK offered short-term leases and service packages at over 100 facility locations in 31 markets throughout the United States and in the United Kingdom and Argentina as of March 31, 1999.

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

    (c) Interim Financial Statements

        The information furnished reflects all adjustments, which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature.

    (d) New Accounting Pronouncements

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

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statement (Continued)
                                  (Unaudited)
-------------------------------------------------------------------------------


    (e) Per Share Data and Dividends

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income:


                                                         Three Months                      Three Months
                                                     Ended March 31, 1999              Ended March 31, 1998
                                             --------------------------------------------------------------------
                                                Income                   Per       Income                 Per
                                                (000's)       Shares     Share    (000's)      Shares     Share
                                             (Numerator)  (Denominator)  Amount  (Numerator)(Denominator) Amount
                                             --------------------------------------------------------------------
        Basic EPS                            $ 37,430        71,099       $0.53    35,718      59,997        0.60
        Effect of Dilutive Securities:
          Stock Options                            --           293                    --         233
          Series A Preferred Stock                315           680                   361         780
          Units in CarrAmerica Realty, L.P.       873         1,778                   896       1,778
                                              -------         -----               -------      ------
        Diluted  EPS                         $ 38,618        73,850       $0.52    36,975      62,788        0.59
                                             ========        ======               =======      ======


        Net income has been reduced by preferred stock dividends of $8,745 and $8,791 for the three month periods ending March 31, 1999 and 1998, respectively.

        The effects of units and Series A Preferred Stock are not included in the computation of diluted EPS for a given period if their effect is antidilutive.

    (f) Reclassifications

        Certain reclassifications of the prior quarter and December 31, 1998 amounts have been made to conform to the current period's presentation.

(2) Mortgages, Unsecured Notes and Credit Facilities

    The Company's mortgages payable, unsecured notes and credit facilities are summarized as follows (in thousands):



                                              March 31,           December 31,
                                                1999                 1998
                                                ----                 -----

       Fixed rate mortgages                   $  634,368            596,859
       Unsecured credit facilities               417,500            482,500
       Senior unsecured notes                    625,000            625,000
                                              ----------          ---------
                                              $1,676,868          1,704,359
                                              ==========          =========

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statement (Continued)
                                  (Unaudited)
-------------------------------------------------------------------------------


        Fixed rate mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. The mortgages mature at various dates from May 31, 1999 through July 15, 2019. The weighted average interest rate of mortgages payable was 8.1% at March 31, 1999 and 8.2% at December 31, 1998. In compliance with the terms of the mortgage instrument, a mortgage payable of $27.3 million at March 31, 1999 is held by Carr Redmond Corporation, a wholly-owned subsidiary of the Company, which owns the Redmond East office campus.

        The Company has a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. At March 31, 1999, the credit facility bore interest, as selected by the Company, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 90 basis points above the 30 day London Interbank Offered Rate (LIBOR). The Company has predominately selected interest rates equal to 90 basis points above the 30 day LIBOR rate for initial draws and upon the expiration of current LIBOR contracts. The credit facility matures in August 2001. At March 31, 1999, the Company had $133.3 million available for draw under the credit facility.

        OmniOffices also has a $200.0 million unsecured credit facility with Morgan, as agent for a group of banks. At March 31, 1999, the credit facility bore interest, as selected by OmniOffices, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 90 basis points above the 30 day LIBOR. OmniOffices has predominately selected interest rates equal to 90 basis points above the 30 day LIBOR rate for initial draws and upon the expiration of current LIBOR contracts. The credit facility matures in August 2001. The facility is unconditionally guaranteed by the Company. At March 31, 1999, OminOffices had $91.7 million available for draw under the credit facility.

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

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statement (Continued)
                                  (Unaudited)
-------------------------------------------------------------------------------


    The annual maturities of debt as of March 31, 1999 are summarized as follows (in thousands):

                  1999                                  $    25,403
                  2000                                      197,403 (1)
                  2001                                      517,732 (2),(3)
                  2002                                       44,232
                  2003                                       54,936
                  2004 and thereafter                       837,162 (4)
                                                         ----------
                                                         $1,676,868
                                                         ==========

                  (1) Includes $150 million of senior unsecured notes, which mature in 2000.

                  (2) Includes $313 million outstanding as of March 31, 1999 under the Company's $450 million unsecured line of credit.

                  (3) Includes $104.5 million outstanding as of March 31, 1999 under OmniOffices' $200 million unsecured line of credit.

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

    On June 22, 1998, the Company entered into an agreement in the notional amount of $200.0 million at a rate of 9.5% in order to hedge against the risk of interest rates increasing above 9.5% on the Company's line of credit. As of March 31, 1999, unrealized gain/loss on the agreement was zero.

    In February 1999, the Company settled the forward treasury lock agreements. In doing so, the Company has recognized a $4.5 million gain for the three-month period ended March 31, 1999.

(3) Minority Interest

    In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing distribution paying Units and non-distribution paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-distribution paying Units are not entitled to any distributions until they automatically convert into distribution paying Units at various dates in the future. Each distribution paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a distribution paying Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the three months ended March 31, 1999, 7,586 distribution paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. were redeemed for common stock of the Company.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statement (Continued)
                                  (Unaudited)
-------------------------------------------------------------------------------


    The following table sets forth the common stock and preferred stock which is convertible into common stock of the Company and Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. (in thousands):





                                                                    Convertible                                 Non-
                                                  Common             Preferred          Distribution       Distribution
                                                   Stock               Stock            Paying Units       Paying Units
                                                Outstanding         Outstanding         Outstanding         Outstanding
                                                -----------         -----------         ------------      --------------
             Outstanding as of:
                 March 31, 1999                   66,768                680               5,970                540
                 December 31, 1998                71,760                680               5,978                540

             Weighted average for the
             three months ended:
                 March 31, 1999                   71,099                680               5,972                540
                 March 31, 1998                   59,997                780               5,938                540



    Minority interest in the accompanying condensed consolidated financial statements relates primarily to holders of Units.

(4) Common Stock

    In April 1998, the Company sold 5,000,000 shares of common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), resulting in net proceeds to the Company of approximately $147 million, in what is commonly know as a "forward equity sale" transaction. In March 1999, the Company settled this agreement with a final cash payment of $109.7 million, at which time the 5,000,000 shares were returned to the Company and cancelled.

(5) Gain on Sale of Assets

    The Company has disposed of certain assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. During the three months ended March 31, 1999, the Company disposed of 24 operating office properties recognizing gains totaling $18.1 million, net of $8.4 million in accrued income taxes.

(6) Subsequent Events

    Since April 1, 1999, the Company sold 26 operating office properties for $75.4 million and a parcel of land for $11.8 million, resulting in a net after tax gain of $6.9 million. The operating office properties were located in Suburban Washington, D.C. and Atlanta, and the land parcel was located in Boca Raton, Florida.

    OmniOffices also acquired five additional business centers located in the Silicon Valley area of California. OmniOffices invested approximately $19.3 million to acquire these centers.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statement (Continued)
                                  (Unaudited)
-------------------------------------------------------------------------------


    During April 1999, the Company placed into service two buildings. The properties placed in service added to the Company's holdings as follows:


                                                    # of
    Region                                       Buildings               Square Feet
    -------------------------------------------- ------------ --------------------------------------

    Pacific Region                                    1                    54,153
    Central Region                                    1                   102,404
                                                      -                   -------
    Total                                             2                   156,557
                                                      =                   =======


(7) Segment Information

    The Company's reportable operating segments are real estate property operations, executive office suites operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

    The Company's operating segments' performances are measured using funds from operations. Funds from operations represent net operating income before minority interest and extraordinary items, excluding depreciation and amortization on real estate assets and the executive suites business, losses associated with the executive office suites centers under development, gain on settlement of treasury locks, deferred taxes and gain on sale of assets.



(In millions)                                              As of and for the three months ended
                                                                      March 31, 1999
                                       ---------------------------------------------------------------------------
                                                       Executive
                                       Real Estate      Office
                                         Property        Suites       Development       Other
                                        Operations     Operations     Operations      Operations        Total
                                      -------------   -----------    ------------     ----------       -------
Operating revenue                      $    121.5          49.1               --            3.9     $    174.5
Segment expense                              40.3          39.8              0.9            8.4           89.4
                                       -------------  -------------  --------------   ------------  --------------
Net segment revenue                          81.2           9.3             (0.9)          (4.5)          85.1
Interest expense                             12.1           2.2             (8.0)          17.2           23.5
Other income (expense), net                   0.2           0.3              --             1.3            1.8
                                       -------------  -------------  --------------   ------------  --------------
Funds from operations                        69.3           7.4              7.1          (20.4)          63.4
                                       =============  =============  ==============   ============  --------------
Adjustments to net operating income
  before gain on sale of assets,
  income taxes and minority interest:

  Depreciation and amortization                                                                          (29.6)

  Gain on settlement of treasury
   locks                                                                                                   4.5
  Other, net                                                                                              (4.2)
                                                                                                   --------------
Net operating income before gain on
  sale of assets, income taxes and
  minority interest                                                                                 $     34.1
                                                                                                    ==============
  Total assets                         $  2,653.0         378.9            467.3          153.8     $  3,653.0
  Expenditures for long lived
   assets                              $     14.9          19.8             75.1            --      $    109.8
  Total foreign sales                  $      --            3.9               --            --      $      3.9



                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statement (Continued)
                                  (Unaudited)
-------------------------------------------------------------------------------




       (In millions)                                              As of and for the three months ended
                                                                             March 31, 1998
                                               ---------------------------------------------------------------------------
                                                                Executive
                                               Real Estate        Office
                                                 Property         Suites       Development       Other
                                                Operations      Operations     Operations      Operations        Total
                                               -----------     ------------    ----------      ----------      -------

        Operating revenue                           100.3           15.7               --           3.0         119.0
        Segment expense                              32.5           13.3              0.5           6.0          52.3
                                               -------------  -------------  --------------   ------------  --------------
        Net segment revenue                          67.8            2.4             (0.5)         (3.0)         66.7
        Interest expense                              8.3            1.0             (5.4)         13.3          17.2
        Other income (expense), net                   0.3            0.2               --           0.6           1.1
                                               -------------  -------------  --------------   ------------  --------------
        Funds from operations                    $   59.8            1.6              4.9         (15.7)         50.6
                                               =============  =============  ==============   ============  --------------

        Adjustments to net operating income
          before gain on sale of assets,
          income taxes and minority interest:

          Depreciation and amortization                                                                         (22.9)
          Other, net                                                                                             (0.6)
                                                                                                            --------------
        Net operating income before gain on
          sale of assets, income taxes and
          minority interest                                                                                 $    27.1
                                                                                                            ==============

          Total assets                         $  2,459.1          160.0            353.5          72.0     $ 3,044.6
          Expenditures for long lived assets   $     10.8           28.4            143.4            --     $   182.6


          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the Condensed Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries (the "Company") as of March 31, 1999 and December 31, 1998, and for the three months ended March 31, 1999 and 1998. The comparability of the periods is significantly impacted by acquisitions completed, development properties placed in service and dispositions made during 1999 and 1998. As of March 31, 1998, the Company owned 258 properties. This number grew to 273 at March 31, 1999.

         The Company's reportable operating segments are real estate property operations, executive office suites operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

         This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These condensed consolidated financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1999 and 1998

Real Estate Property Operations

         Operating Revenue. Total real estate property operating revenue increased $21.2 million, or 21.1%, to $121.5 million for the three months ended March 31, 1999 as compared to $100.3 million for the three months ended March 31, 1998. The Company experienced net growth in its rental revenue considering the effect of its acquisitions, dispositions and development properties placed in service, which together contributed approximately $17.6 million of additional rental revenue in 1999. Rental revenue from properties that were fully operational throughout both periods increased by approximately $3.6 million primarily due to increases in rental rates and increased occupancy at these properties.

         Segment Expenses. Real estate property operating expenses increased $7.8 million primarily as a result of property acquisitions and development properties placed in service. The Company also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $0.4 million.

         Interest Expense. Interest expense increased $3.8 million due to acquisitions of rental property which were subject to existing mortgage debt.

         Other Income (Expense), net. Other revenue generated by real estate property operations decreased $0.1 million primarily as a result of a reduction of interest income for rental properties.

         Total Assets. The increase of $193.9 million, or 7.9%, from 1998 to 1999 results primarily from acquisitions of real estate and development properties placed in service.

Executive Office Suites Operations

         Operating Revenue. Executive office suites operating revenue increased by $33.4 million to $49.1 million for the three months ended March 31,1999, as compared to $15.7 million for the three months ended March 31, 1998, primarily as a result of additional operating revenue earned on executive suites businesses acquired since March 31, 1998.

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------


         Segment Expense. The addition of $26.5 million in executive office suites operating expenses is primarily a result of executive office suites acquisitions since March 31, 1998.

         Interest Expense. Interest expense increased $1.2 million from the three months ended March 31, 1998 to the three month period ended March 31, 1999 primarily as a result of higher average balances outstanding on the OmniOffices line of credit necessary to complete the acquisition of executive suites businesses.

         Other Income (Expense), net. The increase of $0.1 million from the three months ended March 31, 1998 to the three months ended March 31, 1999 is primarily from additional interest income.

         Total Assets. Executive office suites assets increased $218.9 million from $160.0 million at March 31, 1998 to $378.9 million at March 31, 1999. This increase is attributed to acquisitions and development of executive suites centers since the first quarter of 1998.

Development Operations

         Segment Expenses. Segment expense increased $0.4 million to $0.9 million for the three months ended March 31, 1999 from $0.5 million for the three months ended March 31, 1998, primarily as a result of increases in general and administrative expenses related to increased staffing.

         Interest Expense. Interest cost capitalization related to construction in progress increased $2.6 million to $8.0 million for the three months ended March 31, 1999 from $5.4 million for the three months ended March 31, 1998 primarily as a result of increased development expenditures and carrying costs.

         Total Assets. Total assets increased $113.8 million, or 32.2%, to $467.3 million at March 31, 1999 from $353.5 million at March 31, 1998 as a result of increased construction starts since the first quarter of 1998.

Other Operations

         Operating Revenue. The increase of $0.9 million to $3.9 million of revenues for the three months ended March 31, 1999 from $3.0 million of revenues for the three months ended March 31, 1998 is a result of increased real estate service fees.

         Segment Expense. The increase of $2.4 million to $8.4 million of expenses for the three months ended March 31, 1999 from $6.0 million of expenses for the three months ended March 31, 1998 is as a result of the addition of new staff.

         Interest Expense. The $3.9 million increase in the Company's interest expense is primarily related to borrowings on the Company's line of credit necessary to fund acquisitions and development commitments and the sale of unsecured notes.

         Other Income (Expenses), net. Other revenue increased $0.7 million to $1.3 million for the three months ended March 31, 1999 from $0.6 million for the three months ended March 31, 1998, primarily as a result of increased interest income and equity in earnings from unconsolidated partnerships.

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

         The Company's debt and preferred stock offerings have been rated by three rating agencies. Duff & Phelps Credit Rating Co. (DCR) and Standard & Poors (S&P) have each assigned their BBB rating to prospective senior unsecured debt offerings of the Company and their BBB- rating to prospective cumulative preferred stock offerings of the Company. Moody's Investor Service (Moody's) has assigned its Baa3 rating to prospective senior unsecured debt offerings of the Company and its Ba2 rating to prospective cumulative preferred stock offerings of the Company as of March 31, 1999.

         The Company's total indebtedness at March 31, 1999 was $1.7 billion, of which $417.5 million, or 24.9%, bears a LIBOR-based floating interest rate. Currently, the unsecured credit facilities bear interest at 90 basis points over 30 day LIBOR on the $450.0 million facility and the $200.0 million facility. The Company's mortgages payable fixed rate indebtedness bears an effective weighted average interest rate of 8.1% at March 31, 1999 and has a weighted average term to maturity of 7.3 years. Based upon the Company's total market capitalization at March 31, 1999 of $3.7 billion (the common stock price was $22.06 per share; the total shares of common stock, convertible preferred stock and Units outstanding was 73,958,000 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400.0 million), the Company's debt represented 45.2% of its total market capitalization. As of May 17, 1999, the Company had $353.5 million outstanding under the unsecured credit facilities, leaving $288.6 million available for draws under these unsecured credit facilities.

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

         Additionally, the Company and its affiliates (including CarrAmerica Development) will require a substantial amount of capital for development projects currently underway and planned for the future. As of March 31, 1999, the Company had approximately 3.3 million square feet of office space in 43 development projects underway which are expected to require a total investment by the Company of approximately $492.8 million. As of March 31, 1999, the Company had expended $338.3 million, or 68.6 percent of the total expected investment. In addition, CarrAmerica Development has made commitments of $17.6 million for two additional development projects that will start construction in the second quarter of 1999.

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------


         As of March 31, 1999, OmniOffices and Omni UK were also developing approximately 35 executive office suite centers. The total cost to complete these projects is approximately $54.0 million, of which approximately $30.9 million had been expended as of March 31, 1999. In addition, OmniOffices and Omni UK will periodically consider acquisitions of existing executive office suite centers. Future cash needs of OmniOffices are expected to be met primarily by draws on the OmniOffices line of credit facility. Future cash needs of Omni UK are expected to be met primarily through third party financings or through debt or equity investments by the Company.

         The Company recently announced that, subject to market conditions and approval by OmniOffices' board of directors, OmniOffices is planning an initial public offering of its common stock, which is expected to be completed by the end of 1999. As part of the public offering, the Company expects that its interest in the executive suites business would be reduced, and that its percentage equity interest in OmniOffices would be reduced to approximately 40-60% of the total equity capital of the company. Any public offering by OmniOffices will be made only by means of a prospectus.

         Historically, the Company has met its capital requirements primarily by accessing the public equity and debt capital markets. As a general matter, conditions in the public equity and debt capital markets for most REITs have not been favorable since the second quarter of 1998. In response to these unfavorable conditions, the Company has curtailed its acquisition program and satisfied its cash needs through the disposition of selected assets, the refinancing of selected assets, prudent use of joint ventures that reduce the Company's investment requirement and utilization of the Company's existing credit facilities.

         During the first quarter of 1999, the Company disposed of 24 operating properties, generating net proceeds of $253.8 million. As of May 17, 1999, the Company has four projects under contract for sale in various markets which are projected to produce net proceeds of $49 million and has two other projects under letter of intent for sale that would produce additional net proceeds of $70 million. Due to uncertainties in the disposition process, there can be no assurance that these sales will close or that they will achieve the expected net proceeds.

         In addition, during the first quarter of 1999, the Company refinanced loans totaling $222.0 million at a rate of 8.12% secured by five properties located in downtown Washington, D.C., which resulted in net proceeds to the Company of $41.2 million. Also during the first quarter, the Company received $21.4 million of distributions from unconsolidated partnerships of which $19.0 million represents net proceeds from the financing of two properties located in downtown Washington, D.C.

         In March 1999, the Company also announced that it had settled all obligations outstanding under its forward equity transaction with Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Company made a final payment of approximately $109.7 million to settle the transaction, and the 5,000,000 shares originally issued in the transaction in April 1998 were returned and cancelled.

         As a result of the Company's disposition and refinancing efforts, the Company believes that all of its current capital requirements for 1999 (including firm commitments for development projects) have been funded. Although the Company has seen improvement in the conditions of the debt and equity capital markets for REITs in the last few months, there can be no assurance that conditions will continue to improve. To the extent that market conditions do not continue to improve, the Company expects to continue to rely on asset dispositions, asset refinancings, joint ventures and access to its credit facilities to fund capital requirements for the foreseeable future.

         Net cash provided by operating activities was $38.7 million for the three months ended March 31, 1999, compared to $57.2 million for the three months ended March 31, 1998. The decrease in net cash provided by operating activities was primarily a result of utilization of prepaid assets in 1998 attributable to acquisitions initiated in the fourth quarter of 1997 and completed in the first quarter of 1998. The Company's investing activities provided $145.3 million for the three months ended March 31, 1999 compared to the Company's investing activities using $292.9 million for the three months ended March 31, 1998. The Company's investment activities included sales of office buildings, acquisitions of executive office suites businesses (through OmniOffices and OmniUK), and land held for future development and additions to construction in process. Net of the proceeds from the sale of rental property, the Company's investing activities used cash of $108.4 million and $350.1 million for the three months ended March 31, 1999 and 1998, respectively. Included in this, the Company invested approximately $12.8 million and $8.2 million in its existing real estate assets for the three months ended March 31, 1999 and 1998, respectively.

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------


         Net of distributions to the Company's stockholders and minority interests, the Company's financing activities used net cash of $132.3 million for the three months ended March 31, 1998 compared to net cash provided of $275.7 million for the three months ended March 31, 1998. During the three months ended March 31, 1999, the Company repurchased 5,000,000 common shares issued in its forward equity sale transaction for $109.7 million. Proceeds from the sale of rental property were used to fund this transaction and to repay amounts on the unsecured credit facility. For the three months ended March 31, 1999, the Company's net repayments on its unsecured credit facility were approximately $65.0 million.

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

         Project 2000 is organized into two areas of concentration: (i) Property Operations Embedded Systems and (ii) Internal Business Operations Technology. The Property Operations segment of the program focuses primarily on equipment and systems present in the Company's operating properties that may contain embedded microprocessor technology (such as elevators and HVAC systems). The Internal Business Operations segment focuses primarily on the Company's information technology, operating systems (such as such as billing, accounting and financial reporting systems) and certain systems of the Company's major vendors and material service providers. As described below, Project 2000 involves (i) the assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the testing of such remedies and (iv) the preparation of contingency plans to deal with the potential failure of important and critical systems.


         Assessment. During the course of its assessment phase, the Company continues to identify substantially all of the major components of its property and business operations systems, which may be vulnerable to the Year 2000 issue. In terms of Property Operations, the Company is conducting a comprehensive inventory of all the buildings' systems and equipment. Systems were risk ranked (1-3) based upon each system's importance to the properties' operations. Those systems classified as level 2 or 3 (the highest levels of importance) are compared to CTA's existing embedded systems database to determine the status of Year 2000 compliance if it is not already known by the Company. If relevant information is not contained in the existing database, the system is then identified for processing through vendor management coordinated by CTA. Vendor

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------


management involved concentrated communication with the vendor in an attempt to determine the status of a systems Year 2000 compliance and any available remedies. As of the fourth quarter of 1998, inventory of the Company's operating properties was complete. Assessment of property operations was complete as of the end of the first quarter of 1999.

         In terms of Internal Business Operations Technology, team leaders have been selected from each business unit and market office to assist in identifying software, hardware and external interfaces which may be vulnerable to Year 2000 issues. Inventorying of both core business units and all market offices was substantially completed by the end of the fourth quarter of 1998. A routine application upgrade of the Company's primary billing and accounting software was complete as of the end of the first quarter of 1999. The vendor of the software has received the Information Technology Association of America (ITAA) 2000 Certification and represents that the system is Year 2000 ready, and the Company expects to test the system during the second and third quarter of 1999. In addition, during the fourth quarter of 1998 and the first quarter of 1999, the Company continued communicating with other significant hardware, software and other material services providers, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance of their systems insofar as the systems relate to such parties' business activities with the Company. The Company expects to continue to communicate with these vendors throughout 1999.

         Remediation and Testing Phase. Based upon the results of its assessment efforts, the Company has initiated remediation and testing activities. The Company intends to complete remediation on important and critical systems by the end of the second quarter of 1999. Selective validation testing of these systems is scheduled to be completed during the third quarter of 1999. The activities conducted during the remediation and testing phase are intended to provide assurance from both the Property Operation and the Internal Business perspectives that critical and important applications, systems and equipment will be substantially Year 2000 compliant on a timely basis. In this phase, the Company will first evaluate applications, systems and equipment. If a potential Year 2000 problem is identified, the Company will take steps to attempt to remediate the problem and, where applicable, test to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the various applications, system components and equipment have undergone remediation and testing phases, the Company, where applicable, will conduct integrated testing for the purpose of demonstrating functional integrated systems operations.

         Contingency Plans. The Company has started updating contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it is in the process of continuing to identify. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. The Company expects to complete contingency plans by the end of the third quarter of 1999.

         Costs Related to the Year 2000 Issue. As of April 30, 1999, the Company has incurred approximately $2.7 million in costs for its Year 2000 program. The Company currently estimates that it will incur additional costs, which are not expected to exceed approximately $1.9 million, to complete its Year 2000 compliance work. The Company believes that a portion of these costs may be recoverable from tenants but has not determined at this time the extent to which such recovery can be realized.

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

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------


Funds From Operations

      The Company believes that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the final National Association of Real Estate Investment Trusts (NAREIT) White Paper on funds from operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (Computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. The Company calculates its funds from operations by combining the funds from operations from its real estate operations, calculated in accordance with NAREIT's definition of funds from operations, and the earnings before depreciation, amortization and deferred taxes ("EBDADT") of the Company's executive suites business, excluding operating losses from centers under development. The Company's funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and, as such, should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or the Company's ability to make distributions.


The following table provides the calculation of the Company's Funds From
Operations:


  (in thousands)                                                                        Three Months Ended
                                                                                             March 31,
                                                                                   ------------------------------
                                                                                        1999            1998
                                                                                        ----            ----


  Net income                                                                         $  46,175           44,509
  Minority interest                                                                      5,719            8,547
                                                                                   ---------------  -------------

  Net income before minority interest                                                   51,894           53,056

  Adjustments to derive funds from operations:
      Add:
        Depreciation and amortization                                                   29,613           23,055
        Losses associated with executive suites centers under development                4,338              493
        Deferred taxes                                                                     127               --
      Deduct:
        Minority interests' (non Unitholders) share of depreciation,
         amortization and net income                                                       (48)            (110)
        Gain on settlement of treasury locks                                            (4,489)              --
        Gain on sale of assets, net of income taxes                                    (18,055)         (25,931)
                                                                                   ---------------  -------------

  Funds from Operations before allocations to the minority Unitholders                  63,380           50,563

  Less:  Funds from operations allocable to the minority Unitholders                    (4,166)          (3,706)
                                                                                   ---------------  -------------

  Funds from operations  allocable to CarrAmerica Realty Corporation                    59,214           46,857

  Less:  Preferred stock dividends                                                      (8,745)          (8,791)
                                                                                   ---------------  -------------
  Funds from operations attributable to common shareholders                          $  50,469           38,066
                                                                                   ===============  =============


          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------


Building and Lease Information

The following table sets forth certain information about each operating property owned by the Company as of March 31, 1999:



                                                Company's         Net
                                                Effective       Rentable
                                                Property          Area         Percent   # of
Property                                        Ownership   (square feet)(1)  Leased(2)  Buildings
--------                                       ----------   ---------------   --------   ---------

Consolidated Properties
-----------------------

SOUTHEAST REGION
Downtown Washington, D.C.:
   International Square                             100.0 %     1,014,537          89.6%     3
   1730 Pennsylvania Avenue                         100.0         229,292          99.3      1
   2550 M Street                                    100.0         187,931         100.0      1
   1775 Pennsylvania Avenue (3)                     100.0         143,981          99.1      1
   900 19th Street                                  100.0         101,202         100.0      1
   1747 Pennsylvania Avenue                          89.7 (4)     151,778          99.5      1
   1255 23rd Street                                  75.0 (5)     305,237          79.6      1
Suburban Washington, D.C.:
   One Rock Spring Plaza (3)                        100.0         205,298         100.0      1
   Tycon Courthouse                                 100.0         416,195          98.7      1
   Sunrise Corporate Center                         100.0         260,253         100.0      3
   Parkway One                                      100.0          87,842         100.0      1
Atlanta:
   Veridian                                         100.0         193,256          84.0     22
   Glenridge                                        100.0          64,052          69.5      1
   Century Springs West                             100.0          94,893          98.0      1
   Holcomb Place                                    100.0          72,824          96.1      1
   Midori                                           100.0          99,900         100.0      1
   Parkwood                                         100.0         151,296          95.9      1
   Lakewood                                         100.0          80,338          70.2      1
   The Summit                                       100.0         179,085          86.4      1
   Triangle Parkway                                 100.0          82,825          81.0      3
   2400 Lake Park                                   100.0         100,491          85.0      1
   680 Engineering Drive                            100.0          62,154         100.0      1
   Embassy Row                                      100.0         465,858          88.1      3
   Waterford Center                                 100.0          82,161          89.5      1
   Spalding Ridge                                   100.0         128,233          96.3      1
   Embassy 500-Land                                 100.0          75,711         100.0      1
Boca Raton:
   Peninsula Plaza                                  100.0         159,702          90.4      1
   Presidential Circle                              100.0         278,469          88.9      1
   Peninsula Executive Center I                     100.0         100,626         100.0      1
                                                                  -------         -----      -
     Southeast Region Subtotal                                  5,575,420          92.2%    58

PACIFIC REGION
Southern California,
Orange County/Los Angeles:
   Scenic Business Park                             100.0         139,012         100.0      4
   Harbor Corporate Park                            100.0         151,787          98.8      4
   Plaza PacifiCare                                 100.0         104,377         100.0      1
   Katella Corporate Center                         100.0          80,204          92.6      1
   Warner Center                                    100.0         343,769          99.7     12
   South Coast Executive Center                     100.0         161,310          89.4      2
   Warner Premier                                   100.0          61,553         100.0      1
   Westlake Corporate Center                        100.0          73,069          88.0      2
   Von Karman                                       100.0         103,713         100.0      1
   2600 W. Olive                                    100.0         146,018         100.0      1
   Bay Technology Center                            100.0         107,481         100.0      2
   Alton Deere Plaza                                100.0         182,146          93.8      6


          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------



                                                Company's         Net
                                                Effective       Rentable
                                                Property          Area         Percent   # of
Property                                        Ownership   (square feet)(1)  Leased(2)  Buildings
--------                                       ----------   ---------------   --------   ---------


Southern California,
San Diego:
   Del Mar Corporate Plaza                          100.0%        123,142         100.0%     2
   Wateridge Pavilion                               100.0          62,194         100.0      1
   Towne Center Technology Park I & II              100.0         103,918         100.0      2
   Palomar Oaks Technology Park                     100.0         170,358         100.0      6
   Jaycor                                           100.0         105,358         100.0      1
   Lightspan                                        100.0          64,800         100.0      1
Northern California,
San Francisco Bay Area:
   CarrAmerica Corporate Center                     100.0       1,001,976         100.0      6
   Rio Robles                                       100.0         368,178         100.0      7
   Valley Business Park II                          100.0         166,928         100.0      6
   Bayshore Centre                                  100.0         195,249         100.0      2
   Rincon Centre                                    100.0         201,178         100.0      3
   Valley Centre II                                 100.0         212,082         100.0      4
   Valley Office Centre                             100.0          68,731         100.0      2
   Valley Centre                                    100.0         102,291          61.6      2
   Valley Business Park I                           100.0          67,784         100.0      2
   3745 North First Street                          100.0          67,582         100.0      1
   3571 North First Street                          100.0         116,000         100.0      1
   North San Jose Technology Park                   100.0         297,038         100.0      4
   150 River Oaks                                   100.0         100,024         100.0      1
   San Mateo I                                      100.0          70,000         100.0      1
   San Mateo II and III                             100.0         141,404          99.5      2
   Hacienda West                                    100.0         203,990          98.5      2
   Sunnyvale Technology Centre                      100.0         165,520         100.0      5
   Baytech Business Park                            100.0         300,000         100.0      4
   Golden Gateway Commons                           100.0         273,802          85.4      3
   Techmart Commerce Center                         100.0         259,656          98.3      1
   995 Benecia Avenue                               100.0          36,344         100.0      1
   Oakmead West A-G                                 100.0         425,981         100.0      7
   Santa Clara Technology Park                      100.0         178,132         100.0      3
   Valley Technology Center 4 & 5                   100.0         132,700         100.0      2
Portland:
   RadiSys Corporate Headquarters                   100.0          80,525         100.0      1
   RadiSys II                                       100.0          45,655         100.0      1
Seattle:
   Redmond East                                     100.0         397,264         100.0     10
   Willow Creek                                     100.0          96,179         100.0      1
   Canyon Park Business Center                      100.0         282,038         100.0      6
   Canyon Park Commons                              100.0          95,290         100.0      1
   Willow Creek Corporate Center                    100.0         278,509         100.0      5
   Redmond Hilltop B & C                            100.0          90,880         100.0      2
   Canyon Park Commons 1 & 2                        100.0         110,398         100.0      2
                                                                  -------         -----      -
     Pacific Region Subtotal                                    8,913,517          98.5%    151


          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------




                                                Company's         Net
                                                Effective       Rentable
                                                Property          Area         Percent   # of
Property                                        Ownership   (square feet)(1)  Leased(2)  Buildings
--------                                       ----------   ---------------   --------   ---------

CENTRAL REGION
Austin, Texas:
   Great Hills Plaza                                100.0%        135,333         100.0%     1
   Balcones Center                                  100.0          74,978          84.3      1
   Park North                                       100.0         132,744          95.3      2
   City View Centre                                 100.0         136,183         100.0      3
   Riata 4, 5, 8                                    100.0         274,118          89.7      3
   Tower of the Hills                               100.0         166,099          98.1      2
   City View Center                                 100.0         128,716         100.0      1
Chicago:
   Parkway North                                    100.0         507,488         100.0      2
   Parkway VI                                       100.0          83,498         100.0      1
   Unisys                                           100.0         361,775          96.5      2
   The Crossings                                    100.0         296,835          94.6      2
   Bannockburn I & II                               100.0         210,860         100.0      2
   Bannockburn IV                                   100.0         108,469         100.0      1
   Summit Oaks                                      100.0          91,626          90.6      1
Dallas, Texas:
   Quorum North                                     100.0         115,845          88.6      1
   Quorum Place                                     100.0         177,873          92.8      1
   Cedar Maple Plaza                                100.0         113,011          96.2      3
   Tollhill East & West                             100.0         241,487          91.5      2
   Two Mission Park                                 100.0          77,731          89.9      1
   Citymark                                         100.0         213,153          94.2      1
   5000 Quorum                                      100.0         159,549          96.2      1
   Royal Ridge A                                    100.0         144,835         100.0      1
                                                                  -------         -----      -


     Central Region Subtotal                                    3,952,206          95.9%    35

MOUNTAIN REGION
Denver:
   Harlequin Plaza                                  100.0         329,028          98.3      2
   Quebec Court I & II                              100.0         287,294         100.0      2
   Greenwood Center                                 100.0          76,068          97.6      1
   Quebec Center                                    100.0         106,865          92.0      3
   Panorama Corporate Center I                      100.0         100,881          98.4      1
   Panorama II                                      100.0         100,916          96.7      1
   Panorama III                                     100.0         136,850         100.0      1
Phoenix, Arizona:
   Camelback Lakes                                  100.0         200,796         100.0      2
   Pointe Corridor IV                               100.0         143,962          99.4      1
   Highland Park                                    100.0          78,093          66.6      1
   The Grove at Black Canyon                        100.0         104,187          95.9      1
   US West                                          100.0         532,506         100.0      4
   Concord Place                                    100.0         134,557          87.7      1
Salt Lake City, Utah:
   Sorenson Research Park                           100.0         285,869          99.7      5
   Wasatch Corporate Center                         100.0         178,098         100.0      3
                                                                  -------         -----      -
     Mountain Region Subtotal                                   2,795,970          97.5%    29
                                                                ---------          ----     --
TOTAL CONSOLIDATED PROPERTIES:                                 21,237,113                  273
                                                               ----------                  ---
WEIGHTED AVERAGE                                                                   96.2%
                                                                                   ----


          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------




                                                Company's         Net
                                                Effective       Rentable
                                                Property          Area         Percent   # of
Property                                        Ownership   (square feet)(1)  Leased(2)  Buildings
--------                                       ----------   ---------------   --------   ---------

Unconsolidated Properties
-------------------------
Downtown Washington, D.C.:
   1717 Pennsylvania Avenue                        50.0%(6)      184,446          100.0%     1
   AARP Headquarters                               24.0 (7)      502,316          100.0      1
   Bond Building                                   15.0 (8)      162,097          100.0      1

Washington, D.C.:
   Booz-Allen & Hamilton Building                  50.0 (9)      222,989          100.0      1
                                                              ----------          -----      -

TOTAL UNCONSOLIDATED PROPERTIES:                               1,071,848                     4
                                                               ---------                     -
WEIGHTED AVERAGE                                                                  100.0%
                                                                                  -----

ALL OPERATING PROPERTIES
------------------------
TOTAL:                                                        22,308,961
                                                              ==========
WEIGHTED AVERAGE                                                                   96.4%
                                                                                   ====
--------------------


(1) Includes office and retail space but excludes storage space.

(2) Includes space for leases that have been executed and have commenced as of March 31, 1999.

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

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------


         The following table sets forth a schedule of the lease expirations for leases in place as of March 31, 1999 in each of the next ten years beginning with 1998 and thereafter for the 273 operating office properties whose results are consolidated in the financial statements of the Company, assuming that no tenants exercise renewal options:

                                                       Net Rentable Area        Percent of Leased
                                                          Subject to              Square Footage
                                   Year                    Expiring                Represented
                                 of Lease                 Leases (1)               by Expiring
                                Expiration               (square feet)                Leases
                         -------------------------   ----------------------   -----------------------

                         1999                             1,856,000                    9.1%
                         2000                             2,164,000                   10.6
                         2001                             2,619,000                   12.8
                         2002                             2,767,000                   13.5
                         2003                             3,355,000                   16.4
                         2004                             1,866,000                    9.1
                         2005                             1,082,000                    5.3
                         2006                             1,155,000                    5.7
                         2007 and thereafter              3,574,000                   17.5

----------------------
(1)   Excludes 799,000 square feet of space that was vacant as of March 31, 1999.


          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
  -----------------------------------------------------------------------------



         Building and Lease Information. The following table sets forth certain lease-related information for the consolidated operating properties presented in order to show downtown Washington, D.C. operating properties separate from other operating properties. The table presents leases that commenced during the twelve month period from April 1, 1998 to March 31, 1999, excluding the leases for operating properties that were executed prior to the date of acquisition:


                                                         Calculated on a Weighted Average Basis
                                              ------------------------------------------------------------------------
                                                  Tenant
                                 Total        Improvements &        Base                                    Leasing
                                 Square      Cash Allowances     Rent per      Lease     Abatements       Commission
                                 Fooot       per Square Foot      Square      Life in        In            Per Square
Type of Lease                    Leased        Square Foot         Foot        Years       Months             Foot
------------------------------   -------      ---------------    ---------   ----------   ----------     -------------
Operating Properties,
Downtown
Washington, D.C.
(9 Properties)
-----------------------------
Office                          376,351             $  10.96          $ 31.24      6.7           0.7           $  2.15
Retail                           28,573                11.76            29.11      6.0           0.5              4.41
Total/Weighted Average          404,924                11.02            31.09      6.6           0.7              2.31
                               ===========         ===============    =========  ========   ==============   ==============


New leases or expansion         251,318             $  15.68          $ 30.77      7.9           0.1           $  3.20
  space
Renewals of existing
  tenants' space                153,606                 3.39            31.60      4.5           1.8              0.85
                               -----------
Total/Weighted Average          404,924                11.02            31.09      6.6           0.7              2.31
                               ===========         ===============    =========  ========   ==============   ==============




-----------------------------                         Tenant
Operating Properties, Other      Total            Improvements &        Base                                    Leasing
Than Downtown Washington,        Square          Cash Allowances     Rent per      Lease     Abatements       Commission
D.C.                             Fooot           per Square Foot      Square      Life in        In            Per Square
(264 Properties)                 Leased            Square Foot         Foot        Years       Months             Foot
-----------------------------   -------          ---------------    ---------   ----------   ----------     -------------
Type of Lease
Office                        4,439,794           $  10.70         $  17.75      6.4           0.0           $  2.11
Retail                            9,411               6.86            11.10      3.6           0.0              0.56
Total/Weighted Average        4,449,205              10.69            17.74      6.4           0.0              2.10
                             ===========       ===============    =========  ========   ==============   ==============


New leases or expansion       3,693,621           $  12.00          $ 17.64      6.6           0.0           $  2.31
  space
Renewals of existing
  tenants' space                755,584               4.29            18.20      5.2           0.1              1.11
                             -----------
Total/Weighted Average        4,449,205              10.69            17.74      6.4           0.0              2.10
                             ===========         ===============    =========  ========   ==============   ==============


          Quantitative and Qualitative Disclosures About Market Risk.
          -----------------------------------------------------------







Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         No material changes in the Company's market risk have occurred since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                     Part II

OTHER INFORMATION
-----------------

Item 6. Exhibits and Reports on Form 8-K

           (a.) Exhibits

                27   Financial Data Schedule - Three Months Ended March 31,
                     1999.


          (b.) Reports on Form 8-K

               a. Current Report on Form 8-K filed on February 4, 1999 regarding certain supplemental data included in the Company's press release dated February 4, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION




/s/ Thomas A. Carr
-----------------------------------
Thomas A. Carr, President and
Chief Executive Officer




/s/ Richard F. Katchuk
-----------------------------------
Richard F. Katchuk, Chief Financial Officer




Date: May 17, 1999

                                  Exhibit Index
                                  -------------

Exhibit   Description                                                               Page
-------   -----------                                                               ----

27        Financial Data Schedule - Three Months Ended March 31, 1999.

