Form 10-Q
period 1999-06-30
CARRAMERICA REALTY CORP
filed 1999-08-16
CIK 893577

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED June 30, 1999

                           COMMISSION FILE NO. 1-11706


                         CARRAMERICA REALTY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                  52-1796339
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


                   1850 K Street, N.W., Washington, D.C. 20006
-------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)


        Registrant's telephone number, including area code (202) 729-7500
                                                           --------------

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


            Number of shares outstanding of each of the registrant's
                 classes of common stock, as of August 16, 1999:

            Common Stock, par value $.01 per share: 66,798,957 shares
            ---------------------------------------------------------

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

===============================================================================

                                      Index
                                      -----

                                                                                                       Page
                                                                                                       ----
Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

         Condensed consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of June 30, 1999 (unaudited) and December 31, 1998................................4

         Condensed consolidated statements of operations of CarrAmerica Realty
         Corporation and subsidiaries for the three months ended June 30, 1999 and 1998 (unaudited)..............................................................................5

         Condensed consolidated statements of operations of CarrAmerica Realty
         Corporation and subsidiaries for the six months ended June 30, 1999 and 1998 (unaudited)..............................................................................6

         Condensed consolidated statements of cash flows of CarrAmerica Realty
         Corporation and subsidiaries for the six months ended June 30, 1999 and 1998 (unaudited)..............................................................................7

         Notes to condensed consolidated financial statements (unaudited)............................8 to 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................13 to 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................21


Part II: Other Information
--------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.............................................22

Item 6.   Exhibits and Reports on Form 8-K................................................................22

                                     Part I
                                     ------

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets As Of June 30, 1999 and December 31, 1998
-------------------------------------------------------------------------------

 (In thousands, except per share and share amounts)

                                                                                     June 30,           December 31,
                                                                                       1999                 1998
                                                                                       ----                 ----
                                                                                   (Unaudited)
Assets
------

Rental property:
     Land                                                                          $   642,109              692,484
     Buildings                                                                       1,974,079            2,051,734
     Tenant improvements                                                               230,589              192,211
     Furniture, fixtures and equipment                                                  80,281               57,140
                                                                                   -----------           ----------
                                                                                     2,927,058            2,993,569
     Less - accumulated depreciation                                                  (287,053)            (262,458)
                                                                                   -----------           ----------
         Total rental property                                                       2,640,005            2,731,111

Land held for development                                                              120,846              119,141
Construction in progress                                                               264,935              347,294

Cash and cash equivalents                                                               54,900               36,499
Restricted cash and cash equivalents                                                    29,065               48,640
Accounts and notes receivable                                                           50,284               47,251
Investments                                                                             85,954              101,679
Accrued straight-line rents                                                             40,776               39,273
Tenant leasing costs, net                                                               46,899               42,552
Deferred financing costs, net                                                           18,174               19,911
Goodwill, net                                                                          239,932        221,570
Prepaid expenses and other assets, net                                                  45,752               38,563
                                                                                   -----------           ----------
                                                                                   $ 3,637,522            3,793,484
                                                                                   ===========           ==========

Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------

Liabilities:
     Mortgages and notes payable                                                   $ 1,653,551            1,704,359
     Accounts payable and accrued expenses                                             135,807              133,767
     Rent received in advance and security deposits                                     47,540               47,692
                                                                                   -----------           ----------
         Total liabilities                                                           1,836,898            1,885,818

Minority interest                                                                      103,807               93,264

Stockholders' equity:
     Preferred Stock, $.01 par value, authorized 35,000,000 shares:
         Series A Cumulative Convertible Redeemable Preferred Stock, $.01 par
              value, 680,000 shares issued and outstanding with an aggregate
              liquidation preference of $17.0 million.                                       7                    7
         Series B, C and D Cumulative Redeemable Preferred Stock,
              8,800,000 shares issued and outstanding with an aggregate
              liquidation preference of $400.0 million.                                     88                   88
     Common Stock, $.01 par value, authorized 180,000,000 shares, issued and outstanding 66,782,756 shares at June 30, 1999 and 71,760,172 shares
         at December 31, 1998.                                                             668                  718
     Additional paid in capital                                                      1,816,466            1,926,057
     Accumulated other comprehensive (loss) income                                      (2,263)                 463
     Cumulative dividends in excess of net income                                     (118,149)            (112,931)
                                                                                    ----------           ----------
         Total stockholders' equity                                                  1,696,817            1,814,402
                                                                                    ----------           ----------

                                                                                   $ 3,637,522            3,793,484
                                                                                   ===========           ==========

See accompanying notes to condensed consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 1999 and 1998
-------------------------------------------------------------------------------

(Unaudited and in thousands, except per share amounts)

                                                                                     1999                  1998
                                                                                     ----                  ----
Operating revenue:
   Rental revenue:
     Minimum base rent                                                             $  101,173                92,689
     Recoveries from tenants                                                           13,838                11,639
     Parking and other tenant charges                                                   4,227                 2,636
                                                                                   ----------             ---------
         Total rental revenue                                                         119,238               106,964
   Executive suites revenue                                                            56,208                34,661
   Real estate service revenue                                                          4,947                 3,524
                                                                                   ----------             ---------
         Total operating revenue                                                      180,393               145,149
                                                                                   ----------             ---------

Operating expenses:
   Property expenses:
    Operating expenses                                                                 30,808                24,977
    Real estate taxes                                                                  11,823                 9,660
   Interest expense                                                                    22,119                17,417
   Executive suites expenses                                                           51,478                29,567
   General and administrative                                                           8,982                 8,041
   Depreciation and amortization                                                       33,231                26,236
                                                                                   ----------              --------
         Total operating expenses                                                     158,441               115,898
                                                                                   ----------             ---------
              Operating income                                                         21,952                29,251
                                                                                   ----------             ---------

Other income:
   Interest Income                                                                      1,290                 1,290
   Equity in earnings of unconsolidated partnerships                                    1,136                 1,714
                                                                                   ----------             ---------
              Total other income                                                        2,426                 3,004
                                                                                   ----------             ---------

         Net income before gain on sale of assets
              and minority interest                                                    24,378                32,255

Minority Interest                                                                      (4,449)               (2,404)
                                                                                   ----------             ---------
         Net income before gain on sale of  assets                                     19,929                29,851
Gain on sale of assets, net of income taxes                                            10,477                   256
                                                                                   ----------             ---------
         Net income                                                                    30,406                30,107

Other comprehensive loss - foreign currency translation adjustment                       (993)                   --

                                                                                   ----------             ---------
         Comprehensive income                                                      $   29,413                30,107
                                                                                   ==========             =========

         Basic net income per common share                                         $     0.32                  0.30
                                                                                   ==========             =========

         Diluted net income per share                                              $     0.32                  0.30
                                                                                   ==========             =========

See accompanying notes to condensed consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                 For the Six Months Ended June 30, 1999 and 1998
-------------------------------------------------------------------------------

(Unaudited and in thousands, except per share amounts)

                                                                                     1999                  1998
                                                                                     ----                  ----
Operating revenue:
   Rental revenue:
     Minimum base rent                                                              $ 204,313               178,072
     Recoveries from tenants                                                           27,971                23,216
     Parking and other tenant charges                                                   8,412                 6,005
                                                                                    ---------              --------
         Total rental revenue                                                         240,696               207,293
   Executive suites revenue                                                           105,307                50,309
   Real estate service revenue                                                          8,847                 6,514
                                                                                    ---------               -------
         Total operating revenue                                                      354,850               264,116
                                                                                    ---------              --------

Operating expenses:
   Property expenses:
    Operating expenses                                                                 60,112                48,191
    Real estate taxes                                                                  22,864                18,961
   Interest expense                                                                    45,612                34,578
   Executive suites expenses                                                           95,594                43,441
   General and administrative                                                          18,291                14,461
   Depreciation and amortization                                                       63,633                49,879
                                                                                    ---------              --------
         Total operating expenses                                                     306,106               209,511
                                                                                    ---------              --------
              Operating income                                                         48,744                54,605
                                                                                    ---------              --------

Other income:
   Interest Income                                                                      2,605                 2,307
   Equity in earnings of unconsolidated partnerships                                    2,631                 2,468
   Gain on settlement of treasury locks                                                 4,489                    --
                                                                                    ---------              --------
              Total other income                                                        9,725                 4,775
                                                                                    ---------              --------

         Net income before gain on sale of assets, income
              taxes and minority interest                                              58,469                59,380
Income taxes                                                                             (252)                   --
Minority Interest                                                                     (10,168)              (10,951)
                                                                                    ---------              --------
         Net income before gain on sale of  assets                                     48,049                48,429
Gain on sale of assets, net of income taxes                                            28,532                26,187
                                                                                    ---------              --------
         Net income                                                                    76,581                74,616

Other comprehensive (loss) gain - foreign currency translation adjustment
                                                                                       (2,726)                  787

                                                                                    ---------              --------
         Comprehensive income                                                       $  73,855                75,403
                                                                                    =========              ========

         Basic net income per common share                                          $    0.86                  0.87
                                                                                    =========              ========

         Diluted net income per share                                               $    0.85                  0.87
                                                                                    =========              ========

See accompanying notes to condensed consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
-------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                      1999                1998
                                                                                      ----                ----
Cash flows from operating activities:
   Net income                                                                      $    76,581             74,616
                                                                                   -----------           --------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                      63,633             49,879
     Minority interest in income                                                        10,168             10,951
     Equity in earnings of unconsolidated partnerships                                  (2,631)            (2,468)
     Gain on sale of assets, net of income taxes                                       (28,532)           (26,187)
     Loss on write-off of assets                                                         1,281                486
    Change in assets and liabilities, net of acquisitions and dispositions:
     Increase in accounts and notes receivable                                          (3,033)            (8,337)
     Increase in accrued straight-line rents                                            (1,503)              (217)
     Additions to tenant leasing costs                                                  (3,997)            (6,063)
     Decrease (increase) in prepaid expenses and other assets                          (13,559)               856
     Increase in accounts payable and accrued expenses                                   2,040             23,190
     Increase (decrease) in rent received in advance and security deposits                (152)            14,362
                                                                                   -----------           --------
         Total adjustments                                                              23,715             56,452
                                                                                   -----------           --------
         Net cash provided by operating activities                                     100,296            131,068
                                                                                   -----------           --------
Cash flows from investing activities:
   Acquisition and development of executive suites assets                              (45,747)          (165,544)
   Acquisition and development of rental property                                      (18,888)          (283,157)
   Additions to land held for development                                              (14,116)           (93,148)
   Additions to construction in progress                                              (148,361)          (164,669)
   Distributions from unconsolidated partnerships                                       23,220              2,336
   Investments in unconsolidated partnerships                                           (4,864)           (50,358)
   Increase (decrease) in restricted cash and cash equivalents                          19,575            (22,032)
   Proceeds from sales of rental property                                              352,699             61,678
                                                                                   -----------           --------
         Net cash provided (used) by investing activities                              163,518           (714,894)
                                                                                   -----------           --------
Cash flows from financing activities:
   Net proceeds from sales of common and preferred stock                                    --            335,922
   Repurchase of common stock                                                         (109,717)                --
   Net borrowings (repayments) on unsecured credit facility                            (90,000)           164,500
   Proceeds from issuance of unsecured notes                                                --            200,000
   Proceeds from refinance of existing mortgages                                        46,102                 --
   Repayment of mortgages payable                                                       (6,910)           (18,449)
   Dividends paid                                                                      (81,801)           (78,376)
   Other                                                                                  (361)            (4,846)
                                                                                   -----------           --------
         Net cash provided (used) by financing activities                             (242,687)           598,751
                                                                                   -----------           --------
         Foreign currency translation adjustment                                        (2,726)               787
                                                                                   -----------           --------
         Increase in unrestricted cash and cash equivalents                             18,401             15,712
Unrestricted cash and cash equivalents, beginning of the period                         36,499             23,845
                                                                                   -----------           --------
Unrestricted cash and cash equivalents, end of the period                          $    54,900             39,557
                                                                                   ===========           ========

Supplemental disclosure of cash flow information:
   Cash paid for interest (net of capitalized interest of $16,378 and $12,572
     for the six months ended June 30, 1999 and 1998, respectively)                $    49,568             30,601
                                                                                   ===========           ========
Supplemental disclosure of non-cash investing and financing activities:
   During the six months ended June 30, 1998, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $19.0 million of debt and liabilities and by issuing $10.0 million of Units.

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

                  HQ Global Workplaces, Inc., previously referred to as Omni Offices, Inc., ("HQ Global") and OmniOffices (UK) Limited ("Omni UK/Europe"), the Company's executive suites affiliates, are engaged in the business of leasing commercial office space in the form of executive office suites and providing related communications technology and business services, including word processing, desktop publishing, digital color printing, conference rooms, training facilities and meeting support and scheduling. HQ Global and Omni UK/Europe offered short-term leases and service packages at 265 business centers located in over 80 cities in 17 countries as of June 30, 1999.

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

         (d)      New Accounting Pronouncements

                  In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is evaluating and has not yet determined the impact of this pronouncement, if any.

         (e)      Per Share Data and Dividends

                  The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income:

                                                                  Three Months                      Three Months
                                                              Ended June 30, 1999               Ended June 30, 1998
                                                      --------------------------------------------------------------------
                                                        Income                    Per      Income                   Per
                                                        (000's)      Shares      Share     (000's)       Shares    Share
                                                      (Numerator) (Denominator)  Amount  (Numerator) (Denominator) Amount
                                                      --------------------------------------------------------------------
                 Basic EPS                              $21,568      66,779      $0.32     $21,222      70,722      $0.30
                 Effect of Dilutive Securities:
                   Stock Options                             --         362                     --         173
                 Diluted  EPS                           $21,568      67,141      $0.32     $21,222      70,895      $0.30
                                                        =======      ======                =======      ======

Net income has been reduced by preferred stock dividends of $8,838 and $8,885 for the three month periods ended June 30, 1999 and 1998, respectively.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                                   Six Months                        Six Months
                                                              Ended June 30, 1999               Ended June 30, 1998
                                                      --------------------------------------------------------------------
                                                        Income                    Per      Income                   Per
                                                        (000's)      Shares      Share     (000's)      Shares     Share
                                                      (Numerator) (Denominator)  Amount  (Numerator) (Denominator) Amount
                                                      --------------------------------------------------------------------
                 Basic EPS                              $58,998      68,927      $0.86     $56,940      65,389     $0.87
                 Effect of Dilutive Securities:
                   Stock Options                             --         295      (0.01)         --         192
                 Diluted  EPS                           $58,998      69,222      $0.85     $56,940      65,581     $0.87
                                                        =======      ======                =======      ======

                  Net income has been reduced by preferred stock dividends of $17,583 and $17,676 for the six month periods ended
                  June 30, 1999 and 1998, respectively.

                  The effects of stock options, units and Series A Preferred Stock are not included in the computation of diluted EPS for a given period if their effect is antidilutive.

          (f)     Reclassifications

                  Certain reclassifications of prior period amounts have been made to conform to the current period's presentation.

(2)      Hedging Transactions

         In 1998, the Company entered into forward treasury agreements in order to hedge against the impact that interest rate fluctuations would have on debt instruments the Company planned to issue in the future. At December 31, 1998, the Company determined that these agreements no longer represented effective hedges and recorded a loss of $13.7 million in anticipation of terminating the agreements. In February 1999, the Company settled these contracts for $9.2 million in cash and recorded a gain of $4.5 million.

(3)      Common Stock

         In April 1998, the Company sold 5,000,000 shares of common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), resulting in net proceeds to the Company of approximately $147 million, in what is commonly know as a "forward equity sale" transaction. In 1998, the Company paid Merrill Lynch $39.3 million and in March 1999 the Company settled this agreement with a final payment of $109.7 million, at which time the 5,000,000 shares were repurchased by the Company and cancelled.

 (4)     Gain on Sale of Assets

         The Company has disposed of certain assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. During the six months ended June 30, 1999, the Company disposed of 51 operating office properties recognizing gains totaling $28.5 million, net of $13.7 million in taxes.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)
-------------------------------------------------------------------------------
(5)      Subsequent Events

         Since June 30,1999, the Company sold 4 operating office properties for $32.9 million, resulting in a net after tax gain of $2.7 million.
         The properties were located in Dallas, Texas and Orange County, California.

(6)      Segment Information

         The Company's reportable operating segments are real estate property operations, executive office suites operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

         The Company's operating segments' performances are measured using funds from operations. Funds from operations represent net income before minority interest and extraordinary items, excluding depreciation and amortization on real estate assets and the executive suites business, losses associated with the executive office suites centers under development, deferred taxes and gain on sale of assets.

(In millions)                                                       For the three months ended
                                                                            June 30, 1999
                                               ---------------------------------------------------------------------------
                                                               Executive
                                               Real Estate      Office
                                                 Property        Suites       Development        Other
                                                Operations     Operations     Operations      Operations        Total
                                                ----------     ----------     ----------      ----------        -----
        Operating revenue                      $    119.2          56.2              --             5.0     $    180.4
        Segment expense                              42.6          48.3             0.8             8.3          100.0
                                               -------------  -------------  --------------   ------------  ----------
        Net segment revenue (expense)                76.6           7.9            (0.8)           (3.3)          80.4
        Interest expense                             12.6           2.3            (8.4)           15.6           22.1
        Other income, net                             0.1           0.3              --             1.7            2.1
                                               -------------  -------------  --------------   ------------  ----------
        Funds from operations                  $     64.1           5.9             7.6           (17.2)          60.4
                                               =============  =============  ==============   ============  ----------

        Adjustments:

          Depreciation and amortization                                                                          (33.2)
          Other, net                                                                                              (2.8)
                                                                                                            ----------

        Net income before gain on sale of
          assets and minority interest                                                                      $     24.4
                                                                                                            ==========

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)
-------------------------------------------------------------------------------

(In millions)                                                       For the three months ended
                                                                            June 30, 1998
                                               ---------------------------------------------------------------------------
                                                               Executive
                                               Real Estate      Office
                                                 Property        Suites       Development        Other
                                                Operations     Operations     Operations      Operations        Total
                                                ----------     ----------     ----------      ----------        -----
        Operating revenue                      $    107.0           34.7              --            3.4     $   145.1
        Segment expense                              34.6           28.6              0.6           7.3          71.1
                                               ------------    -----------    -------------   ------------  -------------
        Net segment revenue (expense)                72.4            6.1             (0.6)         (3.9)         74.0
        Interest expense                             15.0            0.6             (7.2)          9.0          17.4
        Other income (expense), net                   0.4           (1.1)               -           3.8           3.1
                                               ------------    -----------    -------------   ------------  -------------
        Funds from operations                  $     57.8            4.4              6.6          (9.1)         59.7
                                               ============    ===========    =============   ============  -------------

        Adjustments:

          Depreciation and amortization                                                                         (25.9)
          Other, net                                                                                             (1.5)
                                                                                                            ==============

        Net income before gain on sale of
          assets and minority interest
                                                                                                            $    32.3
                                                                                                            ==============

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)
-------------------------------------------------------------------------------

(In millions)                                                       For the six months ended
                                                                           June 30, 1999
                                               ---------------------------------------------------------------------------
                                                               Executive
                                               Real Estate      Office
                                                 Property        Suites       Development        Other
                                                Operations     Operations     Operations      Operations        Total
                                                ----------     ----------     ----------      ----------        -----
        Operating revenue                      $    240.7        105.3              --             8.9      $     354.9
        Segment expense                              83.0         88.1             1.7            16.6            189.4
                                               -------------  -------------  --------------   ------------  --------------
        Net segment revenue (expense)               157.7         17.2            (1.7)           (7.7)           165.5
        Interest expense                             24.7          4.5           (16.4)           32.8             45.6
        Other income (expense), net                   0.4          0.6              --             2.9              3.9
                                               -------------  -------------  --------------   ------------  --------------
        Funds from operations                  $    133.4         13.3            14.7           (37.6)           123.8
                                               =============  =============  ==============   ============  --------------

        Adjustments:
          Depreciation and amortization                                                                           (62.8)
          Gain on settlement of treasury
           locks                                                                                                    4.5
          Other, net                                                                                               (7.0)
                                                                                                            --------------

        Net income before gain on sale of
          assets, income taxes and minority
          interest                                                                                          $      58.5
                                                                                                            ==============

(In millions)                                                        For the six months ended
                                                                           June 30, 1998
                                               ---------------------------------------------------------------------------
                                                               Executive
                                               Real Estate      Office
                                                 Property        Suites       Development        Other
                                                Operations     Operations     Operations      Operations        Total
                                                ----------     ----------     ----------      ----------        -----
        Operating revenue                      $     207.3          50.3             --             6.5     $     264.1
        Segment expense                               67.2          41.9            1.1            13.3           123.5
                                               -------------  -------------  --------------   ------------  --------------
        Net segment revenue (expense)                140.1           8.4           (1.1)           (6.8)          140.6
        Interest expense                              23.3           1.6          (12.6)           22.3            34.6
        Other income (expense), net                    0.7          (0.9)            --             4.4             4.2
                                               -------------  -------------  --------------  -------------  --------------
        Funds from operations                  $     117.5           5.9           11.5           (24.7)          110.2
                                               =============  =============  ==============   ============  --------------

        Adjustments:

          Depreciation and amortization                                                                           (48.9)
          Other, net                                                                                               (1.9)
                                                                                                            ==============

        Net income before gain on sale of
          assets, income taxes and minority
          interest                                                                                          $      59.4
                                                                                                            ==============

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is primarily based on the Condensed Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries (the "Company") as of June 30, 1999 and December 31, 1998, and for the three and six months ended June 30, 1999 and 1998. The comparability of the periods is significantly impacted by acquisitions completed, development properties placed in service and dispositions made during 1999 and 1998. As of June 30, 1998, the Company owned 277 properties. This number was reduced to 258 at June 30, 1999.

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

RESULTS OF OPERATIONS - Three Months Ended June 30, 1999 and 1998

Real Estate Property Operations

         Total real estate property operating revenue increased $12 million, or 11%, to $119 million for the three months ended June 30, 1999, compared to $107 million for the three months ended June 30, 1998. This increase resulted from development properties placed in service and same store rental growth which exceeded the loss of rental revenue due to dispositions. Same store operating income grew by 9% over the same period in 1998, primarily as a result of a 7% increase in rental revenue. The occupancy rate for same store properties grew to 96.2% for the second quarter of 1999 from 95.5% for the second quarter of 1998.

         Real estate property operating expenses increased $8 million primarily as a result of property acquisitions and development properties placed in service. Same store operating expenses increased by $1 million or 4% over the second quarter of 1998. Interest expense decreased by $2.4 million.

Executive Office Suites Operations

         Executive office suites operating revenue increased by $22 million to $56 million in the second quarter of 1999. Rental income increased by $14 million and other services and interest income increased by $8 million over the second quarter of 1998 as a result of additional centers in operation from acquisitions and development of new centers. Services provided to customers include communications technology, word processing, desktop publishing, digital color printing, conference rooms, training centers and meeting support and scheduling.

         Operating expenses increased by $20 million, or 69%, primarily due to the addition of new centers. Interest expense increased $2 million in the second quarter of 1999.

Development Operations

         Development operating expenses increased $0.2 million to $0.8 million for the second quarter of 1999. Interest costs capitalized related to construction in progress increased $1.2 million to $8.4 million as a result of increased development expenditures and carrying costs.

Other Operations

         Operating revenues increased $1.6 million for the three months ended June 30, 1999 compared to the same period in 1998 primarily from increases in management and leasing fee income.

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

         Other operations expenses increased $1 million primarily as a result of Year 2000 Compliance expenditures.

         Interest expense increased from $9 million for the three months ended June 30, 1998 to $15.6 million for the comparable period in 1999. This increase resulted primarily from an additional $150 million of Senior Unsecured Notes outstanding during the quarter ended June 30, 1999 and additional borrowings on the Company's unsecured line of credit.


RESULTS OF OPERATIONS - Six Months Ended June 30, 1999 and 1998

Real Estate Property Operations

         Total real estate property operating revenue increased $33 million, or 16%, to $240 million for the six months ended June 30, 1999 as the effect of development properties placed in service and same store rental growth exceeded the loss of rental revenue due to dispositions. Same store operating income grew by 7% over the same period of 1998, primarily as a result of a 5% increase in rental revenue. The same store occupancy rate grew to 96.0% from 95.6% for the same period of 1998.

         Real estate operating expenses increased $16 million primarily as a result of development properties placed in service. Same store operating expenses increased by $1 million or 2% over the same period of 1998. Interest expense increased $1 million over the first six months of 1998.

Executive Office Suites Operations

         Executive office suites operating revenue increased by $55 million to $105 million for the first six months of 1999 over the comparable period of 1998. Rental income increased by $36 million and other services and interest income increased by $19 million as a result of additional centers in operation from acquisitions and development of new centers. Operating expenses increased $46 million, comparable to the rate of increase of executive suites revenues. Interest expense increased from $1.6 million in 1998 to $4.5 million in 1999 as a result of higher borrowing levels under the HQ Global unsecured line of credit.

Development Operations

         Development operating expenses increased $0.6 million to $1.7 million. Interest costs capitalized related to construction in progress increased $3.8 million as a result of increased construction starts since the second quarter of 1998.

Other Operations

         Operating revenues increased $2.4 million for the three months ended June 30, 1999 compared to the same period in 1998 primarily from increases in management and leasing fee income.

         Other operations expenses increased $3.3 million primarily as a result of Year 2000 Compliance expenditures that are not expected to recur in future years.

         Interest expense increased from $22 million for the six months ended June 30, 1998 to $33 million for the comparable period in 1999. This increase resulted primarily from an additional $150 million of Senior Unsecured Notes outstanding during the quarter ended June 30, 1999 and additional borrowings on the Company's unsecured line of credit.

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

         The Company's debt and preferred stock offerings have been rated by three rating agencies. Duff & Phelps Credit Rating Co. (DCR) and Standard & Poors (S&P) have each assigned their BBB rating to senior unsecured debt offerings of the Company and their BBB- rating to cumulative preferred stock offerings of the Company. As of June 30, 1999, Moody's Investor Service (Moody's) has assigned its Baa3 rating to senior unsecured debt offerings of the Company and its Ba2 rating to cumulative preferred stock offerings of the Company.

         The Company's total indebtedness at June 30, 1999 was aproximately $1.7 billion, of which $392.5 million, or 24%, bears a LIBOR-based floating interest rate. Currently, the unsecured credit facilities bear interest at 90 basis points over 30 day LIBOR on the $450.0 million facility and the $200.0 million facility. The Company's mortgages payable fixed rate indebtedness bears an effective weighted average interest rate of 8.1% at June 30, 1999 and has a weighted average term to maturity of 7.3 years. Based upon the Company's total market capitalization at June 30, 1999 of $3.9 billion (the common stock price was $25.00 per share; the total shares of common stock, convertible preferred stock and Units outstanding was 73,958,000 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400.0 million), the Company's debt represented 42% of its total market capitalization. As of August 13, 1999, the Company had $400.5 million outstanding under the unsecured credit facilities, leaving $240.2 million available under these unsecured credit facilities.

         Rental revenue, executive suites revenue and real estate service revenue have been the principal sources of routine capital to fund the Company's operating expenses, debt service and routine capital expenditures. The Company and its affiliates also require capital to invest in their existing portfolio of operating assets for major capital projects such as large-scale renovations and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Company believes that these sources of revenue will continue to provide the funds necessary for these expenditures.

         Additionally, the Company and its affiliates (including CarrAmerica Development) will require a substantial amount of capital for development projects currently underway and planned for the future. As of June 30, 1999, the Company had approximately 2.9 million square feet of office space in 35 development projects under construction which are expected to require a total investment by the Company of approximately $437 million. As of June 30, 1999, the Company had expended $330 million, or 76 percent of the total expected investment. In addition, CarrAmerica Development has made commitments of $29 million for two additional development projects that will start construction in the third quarter of 1999.

         HQ Global and Omni/UK Europe are also developing 41 executive office suite centers. The total cost to complete these projects is approximately $54.0 million, of which approximately $31 million had been expended as of June 30, 1999. In addition, HQ Global and Omni UK/Europe will periodically consider acquisitions of existing executive office suite centers. Future cash needs for expansion of HQ Global are expected to be met by cash flow from operations and draws on the HQ Global line of credit facility. Future cash needs of Omni UK/Europe are expected to be met primarily through third party financings or through debt or equity investments by the Company.

         The Company recently announced that, subject to market conditions and approval by the HQ Global Services, Inc. board of directors, HQ Global is planning an initial public offering of its common stock. As part of the public offering, expected to be completed by the end of 1999, the Company expects that its interest in the executive suites business would be reduced, and that its 95% equity interest in HQ Global Services, Inc. would be reduced to approximately 40-60% of the total equity capital of HQ Global. Any public offering by HQ Global will be made only by means of a prospectus.

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

         Prior to the second quarter of 1998, the Company met its capital requirements primarily by accessing the public equity and debt capital markets. As a general matter, conditions in the public equity and debt capital markets for most REITs have not been favorable since that time. In response to these unfavorable conditions, the Company has curtailed its acquisition program and satisfied its cash needs through the disposition of selected assets, the refinancing of selected assets, prudent use of joint ventures that reduce the Company's investment requirement and utilization of the Company's existing credit facilities.

         During the second quarter of 1999, the Company disposed of 27 operating properties, generating net proceeds of $103 million. As of August 17, 1999, the Company has two projects under contract for sale which are projected to produce net proceeds of $41 million and two other projects under letter of intent for sale that would produce additional net proceeds of $73 million. Due to uncertainties in the disposition process, there can be no assurance that these sales will close or that they will achieve the expected net proceeds.

         In addition, during the second quarter of 1999, the Company refinanced one loan totaling $15 million at a rate of 7.13% secured by two properties located in Orange County, California, which resulted in net proceeds to the Company of $4.9 million.

         In March 1999, the Company settled all obligations outstanding under its forward equity transaction with Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Company made a final payment of approximately $109.7 million, in addition to the $39.3 million paid in 1998, to settle the transaction. The 5,000,000 shares originally issued in the transaction in April 1998 were repurchased by the Company and cancelled.

         As a result of the Company's disposition and refinancing efforts, the Company believes that funding is available for all capital requirements for the remainder of 1999, including firm commitments for development projects. The Company expects to continue to rely on asset dispositions, asset refinancings, joint ventures and access to its credit facilities to fund capital requirements for the foreseeable future.

         Net cash provided by operating activities was $100 million for the six months ended June 30, 1999, compared to $131 million for the six months ended June 30, 1998. The decrease in net cash provided by operating activities resulted primarily from an increase in prepaid assets related to acquisition of executive suites centers. The Company's investing activities provided $164 million for the six months ended June 30, 1999 compared to the Company's investing activities using $715 million for the six months ended June 30, 1998. The Company's investment activities included sales of office buildings, acquisitions of executive office suites businesses (through HQ Global and OmniUK/Europe), and land acquired for future development and additions to construction in progress. Net of proceeds from the sales of rental property, the Company's investing activities used cash of $189 million and $777 million for the six months ended June 30, 1999 and 1998, respectively. Included in this, the Company invested approximately $19 million in improvements to existing real estate assets for the six months ended June 30, 1999 and $283 million in acquisitions and improvements for the comparable period of 1998.

         Net of dividends to the Company's stockholders, the Company's financing activities used net cash of $161 million for the six months ended June 30, 1999 compared to net cash provided of $677 million for the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company repurchased 5,000,000 common shares issued in its forward equity sale transaction for $109.7 million. Proceeds from the sale of rental properties were used to fund this transaction and to repay amounts on the unsecured credit facility. For the six months ended June 30, 1999, the Company's net repayments on its unsecured credit facility were approximately $90 million.

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

         During the second quarter of 1998, the Company's Steering Committee engaged the independent consulting firm of Computer Technology Associates, Inc. ("CTA") to serve as the Project Manager for Project 2000. During the first quarter of 1999 and after completion of the assessment phase, CTA's role as Project Manager was modified and the Company designated two full-time employees as the Project Managers to oversee the remainder of Project 2000. As of the end of the second quarter, the Company ended its engagement of CTA and does not anticipate the need to use its services during the remainder of Project 2000.

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

         Assessment. During the course of its assessment phase, the Company identified substantially all of the major components of its property and business operations systems which may be vulnerable to the Year 2000 issue. In terms of Property Operations, the Company has conducted a comprehensive inventory of all the buildings' systems and equipment. Systems were risk ranked (1-3) based upon each system's importance to the properties' operations. Those systems classified as level 2 or 3 (the highest levels of importance) were compared to CTA's existing embedded systems database to determine the status of Year 2000 compliance if it was not already known by the Company. If relevant information was not contained in the existing database, the system was then identified for processing through vendor management coordinated by CTA. Vendor management involved concentrated communication with the vendor in an attempt to determine the status of a systems Year 2000 compliance and any available remedies. As of the fourth quarter of 1998, inventory of the Company's then existing operating properties was complete. Assessment of property operations was complete as of the end of the first quarter of 1999.

         In terms of Internal Business Operations Technology, team leaders have been selected from each business unit and market office to assist in identifying software, hardware and external interfaces which may be vulnerable to Year 2000 issues. Inventorying of both core business units and all market offices was substantially completed by the end of the fourth quarter of 1998. A routine application upgrade of the Company's primary billing and accounting software was complete as of the end of the first quarter of 1999. The vendor of the software has received the Information Technology Association of America (ITAA) 2000 Certification and represents that the system is Year 2000 ready, and the Company expects to test the system during the third quarter of 1999. In addition, the Company continued to communicate with other significant hardware, software and other material services providers and requested them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance of their systems insofar as the systems relate to such parties'

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

business activities with the Company. Relying upon information received from its service providers, the Company rated the providers as favorable or unfavorable as to their Year 2000 compliance. Based upon these ratings the Company is developing contingencies and identifying back up vendors in the event any significant provider should fail to be Year 2000 compliant. The Company expects to continue to communicate with these vendors throughout 1999.

         Remediation and Testing Phase. Based upon the results of its assessment efforts, the Company has initiated remediation and testing activities. The Company completed remediation on important and critical systems by the end of the second quarter of 1999. Selective validation testing of these systems is scheduled to be completed during the third quarter of 1999. The activities conducted during the remediation and testing phase are intended to provide assurance from both the Property Operation and the Internal Business perspectives that critical and important applications, systems and equipment will be substantially Year 2000 compliant on a timely basis. In this phase, the Company first evaluates applications, systems and equipment. If a potential Year 2000 problem is identified, the Company takes steps to attempt to remediate the problem and, where applicable, tests to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the various applications, system components and equipment have undergone remediation and testing phases, the Company, where applicable, will conduct integrated testing for the purpose of demonstrating functional integrated systems operations.

         Contingency Plans. The Company continues to update its contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it is in the process of continuing to identify. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. The Company expects to complete contingency plans by the end of the third quarter of 1999.

         Costs Related to the Year 2000 Issue. As of June 30, 1999, the Company has incurred approximately $4.2 million in costs for its Year 2000 program. The Company currently estimates that it will incur additional costs, which are not expected to exceed approximately $0.7 million, to complete its Year 2000 compliance work. The Company believes that a portion of these costs may be recoverable from tenants but has not determined at this time the extent to which such recovery can be realized.

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

The following table provides the calculation of the Company's Funds From
Operations:

  (In thousands)                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                      ---------------------------  ----------------------------
                                                                          1999          1998          1999           1998
                                                                          ----          ----          ----           ----
  Net income before minority interest                                    $ 34,855       $ 32,511      $ 86,749      $ 85,567

  Adjustments to derive funds from operations:
      Add:
        Depreciation and amortization                                      33,185         25,869        62,798        48,924
        Losses associated with executive suites centers under
         development                                                        3,134          1,049         7,472         1,542
        Deferred taxes                                                        (62)            --            65            --
      Deduct:
        Minority interests' (non Unitholders) share of depreciation,
         amortization and net income                                         (236)           (84)         (284)         (194)
        Gain on settlement of treasury locks                                   --             --        (4,489)           --
        (Gain) loss on sale of assets, net of income taxes                (10,477)           324       (28,532)      (25,607)
                                                                         --------       --------       -------      --------

  Funds from Operations before allocations to the minority
      Unitholders                                                          60,399         59,669       123,779       110,232

  Less:  Funds from operations allocable to the minority Unitholders       (4,372)        (4,183)       (8,538)       (7,888)
                                                                         --------       --------      --------      --------

  Funds from operations allocable to CarrAmerica Realty Corporation        56,027         55,486       115,241       102,344

  Less:  Preferred stock dividends                                         (8,838)        (8,885)      (17,583)      (17,676)
                                                                         --------       --------      --------      --------
  Funds from operations attributable to common shareholders              $ 47,189       $ 46,601      $ 97,658      $ 84,668
                                                                         ========       ========      ========      ========

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company and its affiliates or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: national and local economic, business and real estate conditions that will, among other things, affect demand for office properties, availability and creditworthiness of tenants, the level of lease rents and the availability of financing for both tenants and the Company, adverse changes in the real estate markets, including, among other things, competition with other companies, risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget), actions, strategies and performance of affiliates that the Company may not control, governmental actions and initiatives, and environmental/safety requirements.

          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations of the Company
-------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      No material changes in the Company's market risk have occurred since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                     Part II

OTHER INFORMATION
-----------------

Item 4.     Submission of Matters to a Vote of Security Holders

                  At the annual meeting of it's stockholders on May 6, 1999, the stockholders elected Mr. Ronald Blankenship and Mr. Timothy Howard as directors for terms expiring at the 2000 annual meeting. Dr. Andrew Brimmer, Mr. Oliver Carr and Mr. William Sanders are elected directors for terms expiring at the 2002 meeting. There were 71,760,759 shares of the Company's common stock eligible to be voted and each nominee received at least 55,540,342 votes or 97% affirmative votes.

                  In addition, the stockholders voted to increase the number of shares authorized for issuance under 1997 Stock Option and Incentive Plan (40,633,035 affirmative votes, 16,095,646 negative votes), to extend eligibility under the 1997 Stock Option and Incentive Plan to non-employee directors (50,142,453 affirmative votes and 6,576,420 negative votes) and to increase the number of options issued annually to continuing non-employee directors under the 1995 Non-Employee Director's Stock Option Plan (51,495,985 affirmative votes and 5,216,118 negative votes).

Item 6.    Exhibits and Reports on Form 8-K

           (a.)   Exhibits

                  10.1 Second Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Option Plan.

                  10.2 Fourth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan.

                  27       Financial Data Schedule - Six Months Ended June 30,
                           1999.

           (b.)   Reports on Form 8-K

                  a. Current Report on Form 8-K filed on May 7, 1999 regarding certain supplemental data included in the Company's press release dated May 7, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION




/s/ Thomas A. Carr
-----------------------------------------------
Thomas A. Carr, President and
Chief Executive Officer



/s/ Richard F. Katchuk
-----------------------------------------------
Richard F. Katchuk, Chief Financial Officer



/s/ Stephen E. Riffee
-----------------------------------------------
Stephen E. Riffee, Principal Accounting Officer




Date:    August 16, 1999

                                  Exhibit Index
                                  -------------


Exhibit         Description
-------         -----------

                                                                           Page
                                                                           ----

10.1           Second Amendment to CarrAmerica Realty Corporation 1995      25
               Non-Employee Director Option Plan.

10.2           Fourth Amendment to CarrAmerica Realty Corporation 1997      26
               Stock Option and Incentive Plan.


27             Financial Data Schedule - Six Months Ended June 30, 1999.    27