Form 10-Q
period 1999-09-30
CARRAMERICA REALTY CORP
filed 1999-11-15
CIK 893577

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20543


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED September 30, 1999
                                        ------------------

                          COMMISSION FILE NO. 1-11706
                                              -------


                        CARRAMERICA REALTY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Maryland                                     52-1796339
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                  1850 K Street, N.W., Washington, D.C.  20006
--------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)


      Registrant's telephone number, including area code    (202) 729-1000
                                                            --------------


                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


            Number of shares outstanding of each of the registrant's
             classes of common stock, as of November 12, 1999:
                                                     --

          Common Stock, par value $.01 per share: [66,823,469] shares
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                 YES      X             NO
                     -----------           ------------

                                     Index
                                     -----

                                                                                       Page
                                                                                    ----------
Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

     Condensed consolidated balance sheets of CarrAmerica Realty Corporation and
     subsidiaries as of September 30, 1999 (unaudited) and December 31, 1998.........        4

     Condensed consolidated statements of operations of CarrAmerica Realty
     Corporation and subsidiaries for the three months ended September 30, 1999
     and 1998 (unaudited)............................................................        5

     Condensed consolidated statements of operations of CarrAmerica Realty
     Corporation and subsidiaries for the nine months ended September 30, 1999
     and 1998 (unaudited)............................................................        6

     Condensed consolidated statements of cash flows of CarrAmerica Realty
     Corporation and subsidiaries for the nine months ended September 30, 1999
     and 1998 (unaudited)............................................................        7

     Notes to condensed consolidated financial statements (unaudited)................  8 to 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................................... 13 to 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................       21

Part II:  Other Information
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.........................       22

Item 6.  Exhibits and Reports on Form 8-K............................................       22

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

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets As Of September 30, 1999 and December 31,
                                      1998
--------------------------------------------------------------------------------

(In thousands, except per share and share amounts)

                                                                                              September 30,       December 31,
                                                                                                   1999               1998
                                                                                              --------------      -------------
                                                                                               (Unaudited)
Assets
------
Rental property:
  Land                                                                                           $  647,402         $  692,484
  Buildings                                                                                       2,019,098          2,051,734
  Tenant improvements                                                                               272,064            192,211
        Furniture, fixtures and equipment                                                           100,862             57,140
                                                                                           -----------------      ------------
                                                                                                  3,039,426          2,993,569
  Less - accumulated depreciation                                                                  (312,686)          (262,458)
                                                                                           -----------------      ------------
      Total rental property                                                                       2,726,740          2,731,111

Land held for development                                                                           123,999            119,141
Construction in progress                                                                            166,398            347,294

Cash and cash equivalents                                                                            58,206             36,499
Restricted cash and cash equivalents                                                                 24,708             48,640
Accounts and notes receivable                                                                        59,202             47,251
Investments                                                                                          90,273            101,679
Accrued straight-line rents                                                                          43,251             39,273
Tenant leasing costs, net                                                                            52,772             42,552
Deferred financing costs, net                                                                        17,583             19,911
Goodwill, net                                                                                       240,595            221,570
Prepaid expenses and other assets, net                                                               33,148             38,563
                                                                                           -----------------      ------------
                                                                                                 $3,636,875         $3,793,484
                                                                                           =================      ============

Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------
Liabilities:
  Mortgages and notes payable                                                                    $1,680,175         $1,704,359
  Accounts payable and accrued expenses                                                             102,022            133,767
  Rent received in advance and security deposits                                                     50,211             47,692
                                                                                           -----------------      ------------
  Total liabilities                                                                               1,832,408          1,885,818

Minority interest                                                                                   105,347             93,264

Stockholders' equity:
  Preferred Stock, $.01 par value, authorized 35,000,000 shares:
     Series A Cumulative Convertible Redeemable Preferred Stock, $.01 par value, 680,000 shares issued and outstanding with an aggregate liquidation preference of $17.0
      million.                                                                                            7                  7
     Series B, C and D Cumulative Redeemable Preferred Stock,
      8,800,000 shares issued and outstanding with an aggregate liquidation preference of
      $400.0 million.                                                                                    88                 88
  Common Stock, $.01 par value, authorized 180,000,000 shares, issued and outstanding
    66,798,956 shares at September 30, 1999 and 71,760,172 shares at December 31, 1998.                 668                718
  Additional paid in capital                                                                      1,816,982          1,926,057
  Accumulated other comprehensive (loss) income                                                        (109)               463
  Cumulative dividends in excess of net income                                                     (118,516)          (112,931)
                                                                                           -----------------      ------------
  Total stockholders' equity                                                                      1,699,120          1,814,402
                                                                                           -----------------      ------------
                                                                                                 $3,636,875         $3,793,484
                                                                                           =================      ============

See accompanying notes to condensed consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per share amounts)

                                                                                               1999               1998
                                                                                          ------------          --------
Operating revenues:
Rental revenue:
  Minimum base rent                                                                           $107,621          $ 98,127
  Recoveries from tenants                                                                       14,530            12,175
  Parking and other tenant charges                                                               6,160             3,355
                                                                                          ------------          --------
   Total rental revenue                                                                        128,311           113,657
 Executive suites revenue                                                                       62,216            46,860
 Real estate service revenue                                                                     4,202             4,471
                                                                                          ------------          --------
   Total operating revenues                                                                    194,729           164,988
                                                                                          ------------          --------

Operating expenses:
 Property expenses:
  Operating expenses                                                                            30,862            30,033
  Real estate taxes                                                                             10,887             9,897
 Interest expense                                                                               25,924            19,560
 Executive suites expenses                                                                      59,009            38,563
 General and administrative                                                                     10,596             8,379
 Depreciation and amortization                                                                  39,598            28,523
                                                                                          ------------          --------
     Total operating expenses                                                                  176,876           134,955
                                                                                          ------------          --------
Operating income                                                                                17,853            30,033
                                                                                          ------------          --------
Other income:
 Interest Income                                                                                 1,340             1,391
 Equity in earnings of unconsolidated partnerships                                               1,160             1,285
                                                                                          ------------          --------
       Total other income                                                                        2,500             2,676
                                                                                          ------------          --------
     Net income before gain on sale of assets, income taxes and minority interest               20,353            32,709
Income tax benefit (expense)                                                                     2,012              (574)
Minority Interest                                                                               (4,262)           (2,598)
                                                                                          ------------          --------
     Net income before gain on sale of  assets                                                  18,103            29,537
Gain on sale of assets                                                                          21,284             6,844
                                                                                          ------------          --------
     Net income                                                                                 39,387            36,381

Other comprehensive gain (loss)-foreign currency translation adjustment                          2,154               685
                                                                                          ------------          --------
     Comprehensive income                                                                     $ 41,541          $ 37,066
                                                                                          ============          ========

     Basic net income per common share                                                           $0.46             $0.38
                                                                                          ============          ========

     Diluted net income per share                                                                $0.45             $0.37
                                                                                          ============          ========

See accompanying notes to condensed consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
             For the Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per share amounts)

                                                                                                1999               1998
                                                                                          ------------          ---------
Operating revenues:
  Rental revenue:
    Minimum base rent                                                                         $311,934           $276,199
    Recoveries from tenants                                                                     42,501             35,391
    Parking and other tenant charges                                                            14,572              9,360
                                                                                          ------------          ---------
     Total rental revenue                                                                      369,007            320,950
 Executive suites revenue                                                                      167,524             97,169
 Real estate service revenue                                                                    13,049             10,985
                                                                                          ------------          ---------
     Total operating revenues                                                                  549,580            429,104
                                                                                          ------------          ---------

Operating expenses:
  Property expenses:
    Operating expenses                                                                          90,974             78,223
    Real estate taxes                                                                           33,750             28,858
  Interest expense                                                                              71,536             54,137
  Executive suites expenses                                                                    154,602             82,004
  General and administrative                                                                    28,888             22,841
  Depreciation and amortization                                                                103,232             78,402
                                                                                          ------------          ---------
      Total operating expenses                                                                 482,982            344,465
                                                                                          ------------          ---------
Operating income                                                                                66,598             84,639
                                                                                          ------------          ---------

Other income:
  Interest Income                                                                                3,945              3,698
  Equity in earnings of unconsolidated partnerships                                              3,791              3,753
  Gain on settlement of treasury locks                                                           4,489                 --
                                                                                          ------------          ---------
      Total other income                                                                        12,225              7,451
                                                                                          ------------          ---------

    Net income before gain on sale of assets, income taxes and minority interest                78,823             92,090

Income taxes                                                                                     1,760               (574)
Minority Interest                                                                              (14,430)           (13,549)
                                                                                          ------------          ---------
    Net income before gain on sale of  assets                                                   66,153             77,967
Gain on sale of assets                                                                          49,815             33,030
                                                                                          ------------          ---------
    Net income                                                                                 115,968            110,997

Other comprehensive gain (loss) - foreign currency translation adjustment                         (572)             1,009
                                                                                          ------------          ---------
    Comprehensive income                                                                      $115,396           $112,006
                                                                                          ============          =========

    Basic net income per common share                                                            $1.31              $1.25
                                                                                          ============          =========

    Diluted net income per share                                                                 $1.31              $1.25
                                                                                          ============          =========

See accompanying notes to condensed consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                                1999                     1998
                                                                                           ----------------      ---------------
Cash flows from operating activities:
 Net income                                                                                   $ 115,968             $ 110,997
                                                                                           ----------------      ---------------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                                 103,232                78,402
  Minority interest in income                                                                    14,430                13,549
  Equity in earnings of unconsolidated partnerships                                              (3,791)               (3,753)
        Gain on sale of assets                                                                  (49,815)              (33,030)
    Change in assets and liabilities, net of acquisitions and dispositions:
  Increase in accounts and notes receivable                                                     (11,951)              (14,886)
  Increase in accrued straight-line rents                                                        (3,978)               (3,725)
  Additions to tenant leasing costs                                                              (7,206)               (8,654)
  Decrease (increase) in prepaid expenses and other assets                                      (23,534)                3,131
  Increase (decrease) in accounts payable and accrued expenses                                  (30,303)               44,358
  Increase (decrease) in rent received in advance and security deposits                           2,519                21,341
                                                                                           ----------------      ---------------
     Total adjustments                                                                          (10,397)               96,773
                                                                                           ----------------      ---------------
     Net cash provided by operating activities                                                  105,571               207,770
                                                                                           ----------------      ---------------
Cash flows from investing activities:
 Acquisition and development of executive suites assets                                         (44,459)             (203,615)
 Acquisition and development of rental property                                                 (29,644)             (323,670)
 Additions to land held for development                                                         (22,118)             (126,915)
 Additions to construction in progress                                                         (199,595)             (283,694)
 Distributions from unconsolidated partnerships                                                  22,660                 4,367
 Investments in unconsolidated partnerships                                                      (7,462)              (50,430)
 Decrease (increase) in restricted cash and cash equivalents                                     23,932               (76,014)
 Proceeds from sales of rental property                                                         432,461                95,836
                                                                                           ----------------      ---------------
     Net cash provided (used) by investing activities                                           175,775              (964,135)
                                                                                           ----------------      ---------------
Cash flows from financing activities:
 Net proceeds from sales of common and preferred stock                                               --               335,960
 Repurchase of common stock                                                                    (109,757)                   --
 Net borrowings (repayments) on unsecured credit facility                                       (66,000)              388,000
 Proceeds from issuance of unsecured notes                                                           --               200,000
 Proceeds from refinance of existing mortgages                                                   51,977                    --
 Repayment of mortgages payable                                                                 (10,160)              (21,848)
 Dividends and distributions to minority interests paid                                        (129,877)             (120,163)
 Contributions from minority interests                                                            6,044                 5,331
 Additions to deferred financing costs                                                           (1,478)              (14,716)
 Other                                                                                              184                    41
                                                                                           ----------------      ---------------
     Net cash provided (used) by financing activities                                          (259,067)              772,605
                                                                                           ----------------      ---------------
     Foreign currency translation adjustment                                                       (572)                1,472
                                                                                           ----------------      ---------------
     Increase in unrestricted cash and cash equivalents                                          21,707                17,712
Unrestricted cash and cash equivalents, beginning of the period                                  36,499                23,845
                                                                                           ----------------      ---------------
Unrestricted cash and cash equivalents, end of the period                                     $  58,206             $  41,557
                                                                                           ================      ===============

Supplemental disclosure of cash flow information:
 Cash paid for interest (net of capitalized interest of $21,729 and $21,408
  for the nine months ended September 30, 1999 and 1998, respectively)                        $  69,620             $  55,839
                                                                                           ================      ===============
Supplemental disclosure of non-cash investing and financing activities:
 During the nine months ended September 30, 1998, the Company funded a portion of the aggregate purchase price of its property acquisitions by assuming $11.1 million of debt and liabilities and by issuing $10.0 million of Units.

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

          HQ Global Workplaces, Inc., previously referred to as Omni Offices, Inc., ("HQ Global") and OmniOffices (UK) Limited and Omni Offices
          (Lux) 1929 Holding Company (collectively, "Omni UK/Europe"), the Company's executive suites affiliates, are engaged in the business of leasing commercial office space in the form of executive office suites and providing related communications technology and business services, including word processing, desktop publishing, digital color printing, conference rooms, training facilities and meeting support and scheduling. HQ Global and Omni UK/Europe offered short-term leases and service packages at 263 business centers located in over 80 cities in 17 countries as of September 30, 1999.

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

     (E)  PER SHARE DATA AND DIVIDENDS

          The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income:

                                                   Three Months                                        Three Months
                                             Ended September 30, 1999                            Ended September 30, 1998
                                     ---------------------------------------------------------------------------------------------
                                       Income                         Per                 Income                             Per
                                       (000'S)        Shares         Share                (000's)           Shares          Share
                                     (Numerator)   (Denominator)    Amount              (Numerator)      (Denominator)     Amount
                                     ---------------------------------------------------------------------------------------------
Basic EPS                              $30,454        66,795         $0.46                 $27,418            71,665       $ 0.38
Effect of Dilutive Securities:
    Stock Options                           --           105          (.01)                     --                80           --
    Units in Carr Realty, L.P.              --            --            --                   1,234             4,774        (0.01)
                                     -----------   -------------    --------           ------------      -------------    --------
Diluted  EPS                           $30,454        66,900         $0.45                 $28,652            76,519       $ 0.37
                                     ===========   =============    ========           ============      =============    ========

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Financial Statements (Continued)
                                  (Unaudited)


                                                   Nine Months                                          Nine Months
                                             Ended September 30, 1999                            Ended September 30, 1998
                                     ---------------------------------------------------------------------------------------------
                                       Income                         Per                 Income                             Per
                                       (000'S)        Shares         Share                (000's)           Shares          Share
                                     (Numerator)   (Denominator)    Amount              (Numerator)      (Denominator)     Amount
                                     ---------------------------------------------------------------------------------------------
Basic EPS                              $89,452         68,208         $1.31                $84,358           67,504         $1.25
Effect of Dilutive Securities:
    Stock Options                           --            119            --                     --              154            --
                                     -----------   -------------    --------           ------------      -------------    --------
Diluted  EPS                           $89,452         68,327         $1.31                $84,358           67,658         $1.25
                                     ===========   =============    ========           ============      =============    ========

          Net income has been reduced by preferred stock dividends of $8,933 and $8,963 for the three month periods ended September 30, 1999 and 1998, respectively and $26,516 and $26,639 for the nine month periods ended September 30, 1999 and 1998, respectively.

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

(4)  GAIN ON SALE OF ASSETS

     The Company has disposed of certain assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. During the nine months ended September 30, 1999, the Company disposed of 60 operating office properties recognizing gains totaling $49.8 million. Estimated income taxes of $13.7 million previously accrued on gains on sales were eliminated during the quarter when, based on revised estimates of REIT taxable income and expected dividend distributions, it was determined that the entire amount of these gains will be designated as having been distributed to the Company's shareholders, resulting in no tax liability at the corporate level on those gains.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Financial Statements (Continued)
                                  (Unaudited)


(5)  HQ GLOBAL INITIAL PUBLIC OFFERING

     The Board of Directors of HQ Global decided to postpone an initial public offering of it's common stock. The Company expensed all costs associated with the postponed offering, approximately $1 million, in the third quarter ended September 30,1999.


(6)  SEGMENT INFORMATION

     The Company's reportable operating segments are real estate property operations, executive office suites operations and development operations. Development operations is primarily third-party development fee income and associated expenses. Other business activities and operating segments that are not reportable are included in other operations.

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

(In millions)                                                         For the Three Months Ended
                                                                          September 30, 1999
                                -----------------------------------------------------------------------------------------------
                                       Real Estate           Executive
                                         Property          Office Suites         Development            Other
                                        Operations          Operations           Operations           Operations         Total
                                ---------------------    -----------------    -----------------    ----------------    --------
Operating revenue                             $128.3                62.2                   1.6                2.6        $194.7
Segment expense                                 41.7                55.1                   1.6                9.1         107.5
                                ---------------------    -----------------    -----------------    ----------------    --------
Net segment revenue (expense)                   86.6                 7.1                    --               (6.5)         87.2
Interest expense                                13.0                 2.4                    --               10.5          25.9
Other income (expense), net                      6.0                (0.6)                   --               (4.4)          1.0
                                ---------------------    -----------------    -----------------    ----------------    --------
Funds from operations                         $ 79.6                 4.1                    --              (21.4)         62.3
                                =====================    =================    =================    ================    ========
Adjustments:
Depreciation and amortization                                                                                             (38.1)
Other, net                                                                                                                 (3.9)
                                                                                                                       --------
Net income before gain on sale
  of assets, incomes taxes and
  minority interest                                                                                                      $ 20.3
                                                                                                                       ========

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Financial Statements (Continued)
                                  (Unaudited)



(In millions)                                                         For the Three Months Ended
                                                                          September 30, 1998
                                -----------------------------------------------------------------------------------------------
                                       Real Estate           Executive
                                         Property          Office Suites         Development            Other
                                        Operations          Operations           Operations           Operations         Total
                                ---------------------    -----------------    -----------------    ----------------    --------
Operating revenue                            $113.7                46.8                    .7                 3.8        $165.0
Segment expense                                39.9                37.1                    .8                 7.7          85.5
                                ---------------------    -----------------    -----------------    ----------------    --------
Net segment revenue (expense)                  73.8                 9.7                   (.1)               (3.9)         79.5
Interest expense                               11.7                 (.1)                   --                 7.9          19.5
Other income (expense), net                     6.5                 1.5                    --                (5.9)          2.1
                                ---------------------    -----------------    -----------------    ----------------    --------
Funds from operations                        $ 68.6                11.3                   (.1)              (17.7)         62.1
                                =====================    =================    =================    ================    ========

Adjustments:
Depreciation and amortization                                                                                             (28.4)
Other, net                                                                                                                 (1.0)
                                                                                                                       --------

Net income before gain on sale
  of assets, incomes taxes and
  minority interest                                                                                                      $ 32.7
                                                                                                                       ========


(In millions)                                                         For the Nine Months Ended
                                                                          September 30, 1999
                                -----------------------------------------------------------------------------------------------
                                       Real Estate           Executive
                                         Property          Office Suites         Development            Other
                                        Operations          Operations           Operations           Operations         Total
                                ---------------------    -----------------    -----------------    ----------------    --------
Operating revenue                        $369.0               167.5                 4.7                  8.4            $ 549.6
Segment expense                           124.7               143.2                 3.3                 25.7              296.9
                                ---------------------    -----------------    -----------------    ----------------    --------
Net segment revenue (expense)             244.3                24.3                 1.4                (17.3)             252.7
Interest expense                           37.7                 6.9                  --                 26.9               71.5
Other income (expense), net                 6.4                  --                  --                 (1.5)               4.9
                                ---------------------    -----------------    -----------------    ----------------    --------
Funds from operations                    $213.0              $ 17.4                 1.4                (45.7)             186.1
                                =====================    =================    =================    ================    ========

Adjustments:
Depreciation and amortization                                                                                            (100.9)
Gain on settlement of treasury
  locks                                                                                                                     4.5
Other, net                                                                                                                (10.9)
                                                                                                                       --------
Net income before gain on sale
  of assets, income taxes and
  minority interest                                                                                                     $  78.8
                                                                                                                       ========

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Notes to Condensed Financial Statements (Continued)
                                  (Unaudited)


(In millions)                                                         For the Nine Months Ended
                                                                          September 30, 1998
                                -----------------------------------------------------------------------------------------------
                                       Real Estate           Executive
                                         Property          Office Suites         Development            Other
                                        Operations          Operations           Operations           Operations         Total
                                ---------------------    -----------------    -----------------    ----------------    --------
Operating revenue                         $321.0                97.1                  1.6                   9.4          $429.1
Segment expense                            107.1                79.0                  1.9                  21.0           209.0
                                ---------------------    -----------------    -----------------    ----------------    --------
Net segment revenue (expense)              213.9                18.1                  (.3)                (11.6)          220.1
Interest expense                            35.0                 1.5                   --                  17.6            54.1
Other income (expense), net                  7.2                  .6                   --                  (1.5)            6.3
                                ---------------------    -----------------    -----------------    ----------------    --------
Funds from operations                     $186.1                17.2                  (.3)                (30.7)          172.3
                                =====================    =================    =================    ================    ========

Adjustments:
Depreciation and amortization                                                                                             (77.3)
Other, net                                                                                                                 (2.9)
                                                                                                                       --------

Net income before gain on sale
  of assets, income taxes and
  minority interest                                                                                                      $ 92.1
                                                                                                                       ========

         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations of the Company
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is primarily based on the Condensed Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries (the "Company") as of September 30, 1999 and December 31, 1998, and for the three and nine months ended September 30, 1999 and 1998. The comparability of the periods is significantly impacted by acquisitions completed, development properties placed in service and dispositions made during 1999 and 1998. As of September 30, 1998, the Company owned 288 properties. This number was reduced to 258 at September 30, 1999.

     The Company's reportable operating segments are real estate property operations, executive office suites operations and development operations. Development operations is primarily third-party development fee income and associated expenses. Other business activities and operating segments that are not reportable are included in other operations.

     This information should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. These condensed consolidated financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.

RESULTS OF OPERATIONS - Three Months Ended September 30, 1999 and 1998

Real Estate Property Operations

     Total real estate property operating revenue increased $14 million, or 12%, to $128 million for the three months ended September 30, 1999, compared to $114 million for the three months ended September 30, 1998. This increase resulted from development properties placed in service and same store rental growth which exceeded the loss of rental revenue due to dispositions. Same store operating income grew by 5% or $3 million over the same period in 1998, primarily as a result of a 6% increase in rental revenue. The occupancy rate for same store properties increased to 96.2% for the third quarter of 1999 from 96.0% for the third quarter of 1998.

     Real estate property operating expenses increased $2 million primarily as a result of development properties placed in service. Same store operating expenses increased by $2 million or 7.9% over the third quarter of 1998 primarily as a result of higher real estate taxes and nonrecurring costs associated with Y2K compliance work on building facilities. Interest expense increased by $1.3 million over the three months ended September 30, 1998 as a result of the refinancing of properties with increased leverage.

Executive Office Suites Operations

     Executive office suites operating revenue increased by $15 million to $62 million, or 32% in the third quarter of 1999 as a result of additional centers in operation from acquisitions and development of new centers. The number of stabilized centers owned and managed increased 34% from 109 centers at September 30, 1998 to 146 centers at September 30, 1999. In addition to the rental of executive suites, HQ Global provides services to customers including communications technology, word processing, desktop publishing, digital color printing, conference rooms, training centers and meeting support and scheduling.

     Operating expenses increased by $18 million, or 49%, primarily due to the addition of new centers. Interest expense increased $2 million in the third quarter of 1999 as a result of higher borrowing levels under the HQ Global unsecured line of credit to fund acquisition and development of new centers.

Development Operations

     Development fee income increased $0.9 million to $1.6 million and development operating expenses increased $0.8 million to $1.6 million for the third quarter of 1999. These increases are the result of an increase over the prior period in the number of development fee projects the Company is managing.

         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations of the Company
--------------------------------------------------------------------------------


Other Operations

     Operating revenues decreased $1.2 million for the three months ended September 30, 1999 compared to the same period in 1998 primarily from decreases in leasing fee income and other income.

     Other operations expenses increased $1.4 million primarily as a result of professional fees associated with the Company's program Project Excellence. The project's mission is primarily to examine the Company's current finance, technology and business processes in order to identify and implement changes needed to improve them to the level of best practice.

     Interest expense increased from $7.9 million for the three months ended September 30, 1998 to $10.5 million for the comparable period in 1999. This increase resulted primarily from an additional $150 million of senior unsecured notes outstanding during the quarter and additional borrowings on the Company's unsecured line of credit.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1999 and 1998

Real Estate Property Operations

     Total real estate property operating revenue increased $48 million, or 15%, to $369 million for the nine months ended September 30, 1999 as the effect of development properties placed in service and same store rental growth exceeded the loss of rental revenue due to dispositions. Same store operating income grew by 6% or $9 million over the same period of 1998, primarily as a result of a 5% increase in rental revenue. The same store occupancy rate increased to 96.1% from 96.0% for the same period of 1998.

     Real estate operating expenses increased $18 million primarily as a result of development properties placed in service. Same store operating expenses increased by $4 million or 5% over the same period of 1998, primarily as a result of an increase in real estate taxes and additional costs associated with Y2K compliance work. Interest expense increased $3 million over the first nine months of 1998 as a result of the refinancing of properties with increased leverage.

Executive Office Suites Operations

     Executive office suites operating revenue increased by $70 million to $168 million for the first nine months of 1999 over the comparable period of 1998 as a result of additional centers in operation from acquisitions and development of new centers. The number of stabilized operating centers owned and managed increased 34% from 109 at September 30, 1998 to a total of 146 as of September 30, 1999. Operating expenses increased $64 million, primarily due to the addition of new centers. Interest expense increased from $1.5 million in 1998 to $6.9 million in 1999 as a result of higher borrowing levels under the HQ Global unsecured line of credit to fund acquisition and development of new centers.

Development Operations

     Development fee income increased $3.1 million to $4.7 million and development operating expenses increased $1.4 million to $3.3 million for the nine months ended September 30, 1999 compared to 1998. These increases are the result of an increase over the prior period in the number of development fee projects the company is managing.

Other Operations

     Operating revenues decreased $1.0 million for the nine months ended September 30, 1999 compared to the same period in 1998 primarily from reductions in management and leasing fee income.

     Other operations expenses increased $4.7 million primarily as a result of professional fees associated with Project Excellence and Y2K compliance work.

     Interest expense increased from $17.6 million for the nine months ended September 30, 1998 to $26.9 million for the comparable period in 1999. This increase resulted primarily from an additional $150 million of Senior Unsecured Notes outstanding during the nine months ended September 30, 1999 and additional borrowings on the Company's unsecured line of credit.

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

     The Company's debt and preferred stock offerings have been rated by three rating agencies. Duff & Phelps Credit Rating Co. (DCR) and Standard & Poors (S&P) have each assigned their BBB rating to senior unsecured debt offerings of the Company and their BBB- rating to cumulative preferred stock offerings of the Company. As of September 30, 1999, Moody's Investor Service (Moody's) has assigned its Baa3 rating to senior unsecured debt offerings of the Company and its Ba2 rating to cumulative preferred stock offerings of the Company .

     The Company's total indebtedness at September 30, 1999 was approximately $1.7 billion, of which $416.5 million, or 25%, bears a LIBOR-based floating interest rate. The Company has a $450 million revolving credit facility, and HQ Global has a $200 million revolving credit facility, which is guaranteed by the Company. Currently, these unsecured credit facilities bear interest at 90 basis points over 30 day LIBOR. The Company's mortgages payable fixed rate indebtedness bears an effective weighted average interest rate of 8.0% at September 30, 1999 and has a weighted average term to maturity of 7.5 years. Based upon the Company's total market capitalization at September 30, 1999 of $3.7 billion (the common stock price was $21.94 per share; the total shares of common stock, convertible preferred stock and Units outstanding was 73,975,000 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400 million), the Company's debt represented 45% of its total market capitalization. As of September 30, 1999, the Company had $416.5 million outstanding under the unsecured credit facilities, leaving $233.5 million available under these unsecured credit facilities.

     Rental revenue, executive suites revenue and real estate service revenue have been the principal sources of cash to fund the Company's operating expenses, debt service and routine capital expenditures. The Company and its affiliates also require capital to invest in their existing portfolio of operating assets for major capital projects such as large-scale renovations and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions. The Company believes that these sources of revenue will continue to provide the funds necessary for these expenditures.

     Additionally, the Company and its affiliates (including CarrAmerica Development, Inc.) will require a substantial amount of capital for development projects currently underway and planned for the future. As of September 30, 1999, the Company had approximately 2.0 million square feet of office space in 28 development projects under construction which are expected to require a total investment by the Company of approximately $296 million. As of September 30, 1999, the Company had expended $216 million, or 73 percent of the total expected investment. In addition, CarrAmerica Development has made commitments of $34.3 million for three additional development projects that will start construction in the fourth quarter of 1999.

     HQ Global and Omni UK/Europe are also developing 38 executive office suite centers. The total estimated cost of these projects is approximately $89.5 million. In addition, HQ Global and Omni UK/Europe will periodically consider acquisitions of existing executive office suite centers. Future cash needs for expansion of HQ Global are expected to be met by cash flow from operations and draws on the HQ Global line of credit facility. Future cash needs of Omni UK/Europe are expected to be met primarily through third party financings or through debt or equity investments by the Company.

     The Company recently announced that the Board of Directors of HQ Global Services, Inc. has delayed the planned initial public offering of HQ Global's common stock.

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

     During the third quarter of 1999, the Company disposed of 9 operating properties, generating net proceeds of $75 million. As of November 14, 1999, the Company has 3 projects under contract for sale which are projected to produce net proceeds of $36.8 million of which $27.6 million is projected for
the fourth quarter 1999.   Due to uncertainties in the disposition process,
there can be no assurance that these sales will close or that they will achieve the expected net proceeds.

     In addition, during the third quarter of 1999, the Company refinanced one loan totaling $12 million at a rate of 7.50% secured by one property located in Washington, D.C., which resulted in net proceeds to the Company of $6 million.

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

     As a result of the Company's disposition and refinancing efforts, the Company believes that funding is available for all capital requirements thru the first quarter of 2000, including firm commitments for development projects. The Company expects to continue to rely on asset dispositions, asset refinancings, joint ventures and access to its credit facilities to fund capital requirements for the foreseeable future.

     Net cash provided by operating activities was $105.6 million for the nine months ended September 30, 1999, compared to $207.8 million for the nine months ended September 30, 1998. The decrease in net cash provided by operating activities resulted primarily from an increase in prepaid assets related to acquisition of executive suites centers and the timing of payments for accounts payable. The Company's investing activities provided $175.8 million for the nine months ended September 30, 1999 compared to the Company's investing activities using $964.1 million for the nine months ended September 30, 1998. The Company's investment activities included sales of office buildings, acquisitions of executive office suites businesses (through HQ Global and OmniUK/Europe), and land acquired for future development and additions to construction in progress. Net proceeds from the sales of rental property was $432.5 million for the nine months ended September 30, 1999. The Company invested approximately $29.6 million in improvements to existing real estate assets for the nine months ended September 30, 1999 and $323.7 million in acquisitions and improvements for the comparable period of 1998.

     Net of dividends paid, the Company's financing activities used net cash of $129.2 million for the nine months ended September 30, 1999 compared to net cash provided of $892.8 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company repurchased 5,000,000 common shares issued in its forward equity sale transaction for $109.7 million. Proceeds from the sale of rental properties were used to fund this transaction and to repay amounts on the unsecured credit facility. For the nine months ended September 30, 1999, the Company's net repayments on its unsecured credit facility were approximately $66 million. Net cash provided for the nine months ended September 30, 1998 was primarily due to $335.9 million of proceeds from the sale of common and preferred stock, $200 million from the issuance of unsecured notes, and $388 million from borrowings on the unsecured credit facility.

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

     In terms of Internal Business Operations Technology, team leaders have been selected from each business unit and market office to assist in identifying software, hardware and external interfaces which may be vulnerable to Year 2000
issues.   Inventorying of both core business units and all market offices was substantially completed by the end of the fourth quarter of 1998. A routine application upgrade of the Company's primary billing and accounting software was complete as of the end of the first quarter of 1999. The vendor of the software has received the Information Technology Association of America (ITAA) 2000 Certification and represents that the system is Year 2000 ready, and the Company tested the system during the third quarter of 1999. In addition, the Company continued to communicate with other significant hardware, software and other material services providers and requested them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance of their systems insofar as the systems relate to such parties' business activities with the Company. Relying upon information received from its service providers, the Company rated the providers as favorable or unfavorable as to their Year 2000 compliance. As of the third quarter of 1999, substantially all of the Company's critical service providers stated they are currently ready or will be Year 2000 ready before December 31, 1999. Based upon these ratings the Company is developing contingencies and identifying back up vendors in the event any significant provider should fail to be Year 2000 compliant. The Company expects to continue to communicate with these vendors throughout 1999.

     Remediation and Testing Phase. Based upon the results of its assessment efforts, the Company initiated remediation and testing activities. The
Company completed remediation on important and critical systems by the end of the second quarter of 1999. Selective validation testing of systems has been completed during the third quarter of 1999. The activities conducted during the remediation and testing phase were intended to provide assurance from both the Property Operation and the Internal Business perspectives that critical and important applications, systems and equipment will be substantially Year 2000 compliant on a timely basis. In this phase, the Company first evaluated applications, systems and equipment. If a potential Year 2000 problem was identified, the Company took steps to attempt to remediate the problem and, where applicable, has tested to confirm that the remediating changes were effective and will not adversely affect the functionality of that application. After the various applications, system components and equipment had undergone remediation and testing phases, the Company, where applicable, conducted integrated testing for the purpose of demonstrating functional integrated systems operations.

     Contingency Plans. The Company continues to update its contingency plans to handle its most reasonably likely worst case Year 2000 scenarios. The Company completed its determination of worst case scenarios after it had received and analyzed responses to the inquiries it had made of third parties. The Company expects to complete contingency plans by the end of November of 1999.

     Costs Related to the Year 2000 Issue. As of September 30, 1999, the Company has incurred approximately $4.3 million in costs for its Year 2000 program. The Company currently estimates that it will incur additional costs, which are not expected to exceed approximately $0.6 million, to complete its Year 2000 compliance work. The Company believes that a portion of these costs may be recoverable from tenants but has not determined at this time the extent to which such recovery can be realized.

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

The following table provides the calculation of the Company's Funds From
Operations:

(In thousands)                                                               Three Months Ended             Nine Months Ended
                                                                               September 30,                  September 30,
                                                                        ----------------------------------------------------------
                                                                            1999           1998            1999            1998
                                                                          ---------      ---------      ----------      ----------
Net income before minority interest                                       $ 43,649        $38,979        $130,398        $124,546

Adjustments to derive funds from operations:
 Add:
   Depreciation and amortization                                            38,115         28,382         100,912          77,306
   Losses associated with executive suites centers under
     development                                                             3,888          1,410          11,360           2,952
   Deferred taxes                                                           (1,825)           248          (1,760)            248
 Deduct:
   Minority interests' (non Unitholders) share of depreciation,
     amortization and net income                                              (195)           (60)           (479)           (255)
   Gain on settlement of treasury locks                                         --             --          (4,489)             --
   (Gain) loss on sale of assets                                           (21,284)        (6,844)        (49,815)        (32,450)
                                                                       ------------      ---------      ----------      ---------
Funds from Operations before allocations to the minority Unitholders        62,348         62,115         186,127         172,347
Less:  Funds from operations allocable to the minority Unitholders          (4,025)        (3,677)        (12,563)        (11,565)
                                                                       ------------      ---------      ----------      ---------
Funds from operations allocable to CarrAmerica Realty Corporation           58,323         58,438         173,564         160,782
Less:  Preferred stock dividends                                            (8,933)        (8,963)        (26,516)        (26,639)
                                                                       ------------      ---------      ----------      ---------
Funds from operations attributable to common shareholders                 $ 49,390        $49,475        $147,048        $134,143
                                                                       ============      =========      ==========      =========

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

                                    PART II

OTHER INFORMATION
-----------------

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a.)  Exhibits

            10.1 Amendment to Fourth Amended and Restated Revolving Credit Agreement dated as of August 31, 1999 by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., Carr Realty, L.P., Morgan Guaranty Trust Company and the other banks listed therein.

            27    Financial Data Schedule - Nine Months Ended September 30,
                  1999.


         (b.)  Reports on Form 8-K

           a. Current Report on Form 8-K filed on August 16, 1999 regarding certain supplemental data included in the Company's press release dated August 6, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY CORPORATION



-------------------------------------------
Thomas A. Carr, President and
Chief Executive Officer



-------------------------------------------------
Richard F. Katchuk, Chief Financial Officer



-------------------------------------------------
Stephen E. Riffee
Senior Vice President, Controller and Treasurer
Principal Accounting Officer



Date: November 15, 1999

                                 Exhibit Index
                                 -------------


Exhibit  Description                                                       Page
-------  -----------                                                       ----
10.1     Amendment to Fourth Amended and Restated Revolving Credit
         Agreement dated as of August 31, 1999 by and among CarrAmerica
         Realty Corporation, CarrAmerica Realty, L.P., Carr Realty,
         L.P., Morgan Guaranty Trust Company and the other banks
         listed therein.

27       Financial Data Schedule - Nine Months Ended September 30, 1999.   [27]