Form 10-K
period 1999-12-31
CARRAMERICA REALTY CORP
filed 2000-03-27
CIK 893577

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________to ______________


                        Commission File Number 1-11706

                        CARRAMERICA REALTY CORPORATION

            (Exact name of registrant as specified in its charter)

           Maryland                                     52-1796339
    (State of Incorporation)              (I.R.S. Employer Identification No.)

         1850 K Street, N.W.
           Washington, D.C.                               20006
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (202) 729-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                                Name of each exchange on which registered
-------------------                                                                ------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 2, 2000, the aggregate market value of the 37,913,925 shares of Common Stock held by non-affiliates of the registrant was approximately $774.9 million, based upon the closing price of $20.4375 on the New York Stock Exchange composite tape on such date.

     Number of shares of Common Stock outstanding as of March 2, 2000.:
67,026,489

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the Annual Stockholders Meeting to be held in 2000 are incorporated by reference into Part III.

                                    PART 1

Item 1.  Business

THE COMPANY

General

         CarrAmerica Realty Corporation (the "Company") is a fully integrated, self-administered and self-managed publicly traded real estate investment trust ("REIT") that focuses primarily on the acquisition, development, ownership and operation of office properties in select growth markets across the United States. As of December 31, 1999, the Company owned a greater than 50% interest in a portfolio of 271 operating office properties, and 22 properties under construction. These 271 operating properties contain an aggregate of approximately 23 million square feet of net rentable area and the 22 properties under construction will contain approximately 1.3 million square feet. The operating properties owned by the Company as of December 31, 1999 were 97.4% leased as of that date, with approximately 2,000 tenants.

         The Company and its predecessor, The Oliver Carr Company ("OCCO"), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 37 years. In November 1995, the Company announced a strategic alliance with a wholly-owned subsidiary of Security Capital U.S. Realty (together with Security Capital U.S. Realty, "SC-USREALTY"), a European real estate operating company which owns strategic positions in selected real estate companies in the United States. As of December 31, 1999, SC-USREALTY owned approximately 42.8% of the outstanding common stock of the Company.

         In addition to its real estate and development activities, the Company conducts an executive suites business through its affiliates HQ Global Workplaces, Inc. ("HQ Global"), OmniOffices (UK) Limited ("Omni UK"), and OmniOffices (Lux) 1929 Holding Company S.A. ("LUX"). On January 20, 2000, the Company, HQ Global, VANTAS Incorporated ("VANTAS") and Reckson Service Industries, Inc. d/b/a FrontLine Capital Group ("FrontLine Capital Group") entered into several agreements pursuant to which a series of transactions will occur, including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine Capital Group of certain shares of common stock of HQ Global from the Company and other stockholders of HQ Global, and (iii) the acquisition by HQ Global from the Company of the Company's debt and equity interests in Omni UK and LUX. Following the completion of these transactions, FrontLine Capital Group will own a substantial majority of the outstanding stock of HQ Global, with the Company retaining a minority interest in HQ Global. The results of the executive suites business are reported as a discontinued operation.

         The Company's experienced staff of over 1,900 employees, including approximately 450 on-site building employees and approximately 1,200 persons employed by its executive suite affiliates, provides a broad range of real estate services. The Company's principal executive offices are located at 1850 K Street, N.W., Washington, D.C. 20006 and its telephone number is (202) 729-7500. The Company's web site can be found at www.carramerica.com. The Company was organized as a Maryland corporation on July 9, 1992.


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

         The Company's major segments of continuing operations include real estate property operations and development operations (conducted directly and through its affiliate CarrAmerica Development, Inc.). Real estate property operations includes the ownership of commercial real estate. Such operations comprise approximately 97% of the Company's revenues from continuing operations and approximately 92% of the Company's assets (including assets held by CarrAmerica Development, Inc.). Development operations include the development of office space and the buildout of tenant space. The Company's investment in this business represents approximately 7% of the Company's assets (including assets held by CarrAmerica Development, Inc.) and 1% of the Company's revenues from continuing operations.

Real Estate Property Operations

         Core Markets. The Company has focused its acquisition and development activity in U.S. markets which generally possess strong long-term growth characteristics. Within these markets, the Company targets specific submarkets in which (i) operating costs for businesses are relatively low, (ii) long-term population and job growth generally are expected to exceed the national average,
(iii) large, well-educated employment pools exist, and (iv) barriers to entry exist for new supplies of office space. The Company has established a local presence in each of its existing core markets through its investment activity and through relationships established by its experienced Market Managing Directors. The Company's core markets include the following: Atlanta, Austin, Chicago, Dallas, Denver, Boca Raton, Florida, Orange County/Los Angeles, Phoenix, Portland, Oregon, Salt Lake City, San Diego, San Francisco Bay Area, Seattle and metropolitan Washington, D.C.

         For each identified core market, the Company has established a set of general guidelines and physical characteristics to evaluate investment opportunities. All investment decisions are driven by real estate research, focusing on variables such as composition of economic base rate, and composition of job growth and office space supply and demand fundamentals.

         As of December 31, 1999 the distribution of the Company's real estate property operations (on a rentable square foot basis) was as follows: 41% in its Pacific region, primarily in Seattle and the California markets of Silicon Valley, Pleasanton, San Mateo, Orange County, Los Angeles and San Diego; 24% in its Southeast region, primarily in metropolitan Washington, D.C., Atlanta and Boca Raton, Florida; 13% in its Mountain region, primarily in Salt Lake City, Denver and Phoenix; and 22% in its Central region, primarily in Chicago, Dallas and Austin.

         Operating Property Acquisitions. In November 1995, the Company implemented a major initiative to acquire operating office properties in order to establish the operating platform for its national business strategy. Between January 1, 1996 and October 31, 1998, the Company acquired 302 operating properties containing approximately 20.3 million square feet, resulting in an approximate 550% increase in the total square footage of operating properties in which the Company has a majority interest. These properties were acquired for an aggregate purchase price of approximately $2.5 billion. Since October 1998, the Company has not been focused on acquisitions as a catalyst for growth.

         National Operating System. As part of its business strategy, the Company has developed and will continue to enhance a national operating system to provide nationally coordinated customer service, marketing and development. The Company's national operating system consists of three components: (i) a Market Managing Director Group, currently consisting of 10 Market Managing Directors focused on developing and maintaining strong local relationships with the Company's customers and the brokerage community and identifying investment opportunities for the Company; (ii) a National Services Group, which is dedicated to marketing the Company's office space to a targeted list of companies; and (iii) a National Development Group, conducted through an affiliate, which is responsible for managing the development of office properties, build-to-suit facilities and business parks. The Company's national operating system is designed to provide corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local levels. The Company believes that through its existing portfolio of operating properties, property development opportunities and land acquired and currently held for future development, the Company can generate incremental demand through the relocation and expansion needs of many of its customers, both within a single core market and in multiple core markets.

      Market Managing Director Group. The Market Managing Director Group currently consists of 10 Market Managing Directors who cover the 14 core markets in which the Company currently owns properties. These Market Managing Directors are responsible for maximizing the performance of the Company's properties in their markets and ensuring that the needs of the Company's customers are consistently being met. Because they meet with the Company's customers on a regular basis, Market Managing Directors are cognizant of and responsive to customers' relocation or expansion needs. The Market Managing Directors have extensive knowledge of local conditions in their respective markets and, therefore, are invaluable in identifying attractive investment opportunities in their markets. In addition, through their contact with customers, Market Managing Directors are well positioned to help the National Services Group identify customers with new build-to-suit and multi-market requirements.

         National Services Group. The Company established the National Services Group in 1997. This group is responsible for marketing the Company's properties, build-to-suit capabilities and the national scope of the Company's operations to a targeted list of major corporate users. The National Services Group acts as a primary point of contact for national customers, coordinating all of the office space the Company offers and giving corporate customers the opportunity to address their national space requirements efficiently and economically.

         National Development Group. The National Development Group is responsible for developing office properties, build-to-suit facilities and business parks. These operations are handled by the Company's affiliate, CarrAmerica Development, Inc. ("CarrAmerica Development"), which has a development team of over 40 professionals consisting of architects, engineers and construction professionals located across the United States who have an average of over 15 years of experience developing office properties. This team of development professionals oversees every aspect of land planning, building design, construction and development of office properties, ensuring that all projects meet the same high standards and uniform specifications in building design and systems. The Company believes that the National Development Group's expertise has given the Company a competitive edge in marketing its facilities and services to customers.

         Innovative Strategic Alliances. An increasingly important component of the Company's business strategy involves establishing alliances with service providers that offer the Company new opportunities to build value for its customers and its stockholders. In 1999, the Company entered into two such alliances. First, the Company joined with other real estate companies to form Broadband Office, Inc., which provides telecommunications and technology services to office buildings throughout the country. By contributing access to its property portfolio, the Company expects to benefit from its ability to improve choice and service for its customers, as well as from an equity position in the company. In December 1999, the Company also entered into an alliance with DukeSolutions, a Duke Energy subsidiary, to implement a comprehensive energy management program that pioneers creative web-based energy management strategies. The Company believes that this alliance will significantly reduce energy costs for its customers.

         Asset Optimization. As a component of its business strategy, the Company may dispose of assets that become inconsistent with its long-term strategic or return objectives or where market conditions for disposition are favorable. The Company then redeploys the proceeds of dispositions into other office properties, the funding of development operations, or in support of other general corporate needs. Consistent with this strategy, the Company disposed of 63 properties during 1999, containing approximately 3.8 million square feet for approximately $500 million. The Company recognized a gain of $54.8 million in conjunction with these transactions. The Company also may consider disposing of additional properties or interests in properties, some of which may be significant. The Company, however, has agreed with SC-USREALTY to use its reasonable efforts to dispose of properties through tax-deferred exchanges (and the Company also is subject to other similar restrictions with respect to certain properties owned by the Company's subsidiaries CarrAmerica Realty, L.P. and Carr Realty, L.P.), which may limit its flexibility in effecting dispositions. In addition, tax laws applicable to REITs restrict the Company's ability to dispose of certain properties.

Development Operations

         Development of office properties is an important component of the Company's growth strategy as attractive acquisition opportunities diminish due to the influx of capital into the office property market. The Company believes that long-term investment returns resulting from properties it develops generally will exceed those from properties it acquires, without the assumption of significantly increased investment risks. The Company minimizes its development risk by employing, through CarrAmerica Development, extensively trained and experienced development personnel, by avoiding the assumption of entitlement risk in conjunction with land acquisitions and by entering into guaranteed maximum price (GMP) construction contracts with seasoned and credible contractors. Most importantly, the Company carefully analyzes the supply and demand characteristics of a core market before commencing inventory development in the market. In general, the Company will only undertake inventory development (which excludes properties under construction that have been substantially pre-leased) in markets with strong real estate fundamentals, and then the Company generally will construct office buildings attractive to a wide range of office users. The Company's research-driven development program enables it to tailor its development activities in each core market, from inventory development, build-to-suit projects, and holding land for future development. During 1999, the Company placed in service approximately 3.3 million square feet of office properties. The total cost of these development projects was approximately $530 million and the Company expects that the first year stabilized unleveraged return of this square footage will be 11.4%. As of December 31, 1999, the Company (including CarrAmerica Development) had approximately 1.3 million square feet of office space in 22 development projects underway which are expected to require a total investment by the Company of approximately $200.1 million. As of December 31, 1999, $116.0 million, or 58.0% of the total expected investment, had been expended.

         The Company also believes that having a significant land inventory to support future development provides it with a competitive advantage in responding to customers' needs for office space in markets with low vacancy rates, barriers to entry for new supplies of office space and increasing rental rates. In addition to its portfolio of operating properties and projects currently under development, the Company owned or controlled, as of December 31, 1999, land in 10 of its core markets that is expected to support future development of up to 4.5 million square feet of office space.

         The Company is engaged in the real estate development business directly and through its affiliate CarrAmerica Development. As of December 31, 1999, the Company's total investment in CarrAmerica Development was approximately $233.8 million, $26.8 million of which was in the form of an equity investment, $121.5 million of which was in the form of unsecured debt and $85.5 million was in the form of secured debt.

         In order to comply with tax laws applicable to REITs, the Company owns approximately 95% of the economic interest of CarrAmerica Development, but owns less than 10% of the voting stock of CarrAmerica Development. Substantially all of the voting stock of CarrAmerica Development (representing approximately 5% of the economic interest) is owned by The Oliver Carr Company. Because the Company does not own a significant portion of the voting stock of CarrAmerica Development, there are certain risks associated with the Company's investments in this company. See "Risk Factors -- Our Business Structure Has Certain Risks Associated With It - Lack of Voting Control Over Some of Our Affiliates."

Acquisitions and Development

         During 1999 the Company acquired 5 operating properties and land held for future development for approximately $47.2 million. The operating properties contain approximately 205,000 square feet and the land is expected to support the development of approximately 376,000 square feet of office space. Also during 1999, the Company developed and placed into service approximately 3.3 million square feet of office space and placed under construction approximately 826,000 square feet of office space.


Discontinued Operations

         The executive suites business (HQ Global, OMNI UK, and LUX) typically involves leasing 20,000 to 30,000 square feet of an office building from an owner and outfitting that space with 60 to 70 individual offices (known as office suites) that are leased on a relatively short-term basis (i.e., one year or less) to customers who generally utilize one to three offices at a time. Customers are provided with a wide array of services, including administrative support services (e.g., secretarial, duplicating, fax and receptionist services), conference and training facilities, video conferencing, travel arrangements and catering arrangements.

         The Company currently owns approximately 95% of the economic interest of HQ Global, Omni UK and LUX, but owns none of the voting stock of these companies. The voting stock of HQ Global (representing approximately 5% of the economic interest) is owned by a limited liability company in which certain current and former executive officers of the Company and HQ Global are members, SC-USREALTY and The Oliver Carr Company. Substantially all of the voting stock of Omni UK and LUX (representing approximately 5% of the economic interest) is owned by HQ Global. Because the Company does not own any of the voting stock of these companies, there are certain risks associated with the Company's investments in these companies. See "Risk Factors -- Our Business Structure Has Certain Risks Associated With It - Lack of Voting Control Over Some of Our Affiliates."

         On January 20, 2000, the Company, HQ Global, VANTAS and FrontLine Capital Group entered into several agreements pursuant to which a series of transactions will occur, including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine Capital Group of certain shares of common stock of HQ Global from the Company and other stockholders of HQ Global, and (iii) the acquisition by HQ Global from the Company of the Company's debt and equity interests in Omni UK and Lux. Following the completion of these transactions, FrontLine Capital Group will own a substantial majority of the outstanding stock of HQ Global, with the Company retaining a minority interest in HQ Global. It is anticipated that CarrAmerica's retained minority interest in HQ Global will be accounted for using the cost method of accounting following the transaction. The anticipated gain at closing will be included in Discontinued Operations net of transaction costs.

         In connection with the HQ Global/VANTAS transaction, it is contemplated that CarrAmerica will enter into various agreements at closing, including (i) a stockholders agreement, which will provide CarrAmerica with certain rights with respect to its ongoing equity interest in HQ Global, and will impose certain obligations on CarrAmerica in connection therewith, and (ii) an indemnification and escrow agreement which will provide CarrAmerica with certain rights in the event certain representations and warranties regarding the operations of VANTAS turn out to be incorrect (subject to a number of limitations), and will impose certain obligations on CarrAmerica in the event certain representations and warranties regarding the operations of HQ Global, HQ UK or LUX turn out to be incorrect (subject to a number of limitations). In connection with these indemnity obligations, CarrAmerica has agreed to indemnify FrontLine Capital Group and certain existing directors of HQ Global against any losses incurred in connection with the pending litigation involving two minority stockholders of HQ Global referred to in Item 3 below.

         If the proposed transactions are consummated, certain limitations will be imposed on the continuing HQ Global enterprise to help avoid jeopardizing the Company's status as a real estate investment trust. First, HQ Global will agree to elect to be treated as a "taxable REIT subsidiary" under the Internal Revenue Code so long as the Company continues to be taxed as a REIT and retains a threshold interest in HQ Global. Second, through January 1, 2001, HQ Global will not engage in various transactions that would result in the Company owning more than 10% of the voting securities of HQ Global. Third, through July 2002, HQ Global will not engage in certain transactions that would cause the Company to fail to meet one of the asset tests applicable to REITs. Finally, HQ Global will agree not to undertake any transaction that would result in recognition by the Company of more than $25 million of taxable income or gain in 2000 (other than the transaction contemplated by the merger agreement) or more than $75 million of taxable income or gain in 2001. HQ Global also will agree to provide advance notice of transactions that would trigger a significant amount of gain for the Company through 2003.

         Closing of the VANTAS transaction is scheduled to occur on or prior to April 30, 2000. The proposed transaction is subject to satisfaction of a number of conditions. There can be no assurance that the proposed transaction will be consummated.

Financing Activity

         In April 1998, the Company sold 5,000,000 shares of common stock to Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), resulting in net proceeds of approximately $147 million, in what is commonly known as a "forward equity sale" transaction. In connection with that transaction, the Company entered into an agreement with Merrill Lynch under which the parties agreed to adjust the number of shares of common stock issued to Merrill Lynch (or the aggregate purchase price paid for such shares) based upon the proceeds received by Merrill Lynch upon a resale of the shares in April 1999 in relation to the amount originally paid by Merrill Lynch ($150 million), plus a forward accretion component and less dividends paid on the shares. The Company settled this agreement with cash payments in October 1998 and March 1999, and the 5,000,000 shares were returned to the Company and cancelled.

         The Company and one of its affiliates entered into a joint venture with J.P. Morgan & Co. to purchase and develop 1201 F Street in downtown Washington, D.C. J.P. Morgan & Co. has become a 65% joint venture partner in the partnership that owns the property and has committed to provide its pro-rata share of the required expected capital of $71.8 million. In addition, Bank of America and Mass Mutual have provided or agreed to provide construction financing and permanent financing for this project.

         In March 1999, the Company closed on a refinancing of the loans secured by 1255 23rd Street, 1730 Pennsylvania Avenue and International Square properties, all of which are located in downtown Washington, D.C., which refinancing increased the aggregate principal amount of the loan by $41.1 million to approximately $222.0 million, extended the term approximately six years and adjusted the interest rates to one global fixed interest rate of 8.12%. In July 1999, the Company replaced the mortgage on 1775 Pennsylvania Avenue in downtown Washington, D.C. with a $12.0 million, 10-year loan which will bear interest at a fixed rate of 7.63% which resulted in net proceeds to the Company of $6.0 million.

         In addition, during the second quarter of 1999, the Company refinanced one loan totaling $15.0 million at a rate of 7.13% secured by two properties located in Orange County, California, which resulted in net proceeds to the Company of $4.9 million.


Forward-Looking Statements

         Certain statements contained herein constitute "forward-looking statements" with the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company and its affiliates or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: national and local economic, business and real estate conditions that will, among other things, affect demand for office properties, availability and creditworthiness of tenants, the level of lease rents and the availability of financing for both tenants and the Company, adverse changes in the real estate markets, including, among other things, competition with other companies, risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget), actions, strategies and performance of affiliates that the Company may not control, governmental actions and initiatives, and environmental/safety requirements.

Directors of the Company

         The directors of the Company are divided into three classes, with approximately one-third of the directors elected by the stockholders annually. The Board of Directors of the Company currently consists of the following persons:

         Oliver T. Carr, Jr., 74, has been Chairman of the Board of Directors of the Company since February 1993. He also served as Chief Executive Officer of the Company from 1993 to 1997. Mr. Carr's term as a director of the Company expires at the 2002 Annual Meeting of Stockholders. Mr. Carr founded The Oliver Carr Company in 1962 and since that time has been its Chairman of the Board and a director. In addition, Mr. Carr has served as President of The Oliver Carr Company since February 1993. He was Chairman of the Board of Trustees of The George Washington University until May 1995. Mr. Carr is the father of Thomas A. Carr, the Company's current President and Chief Executive Officer, and Robert O. Carr, the President of Carr Urban Development, Inc. Mr. Carr is a member of the Investment Committee and the Executive Committee of the Board of Directors.

         Thomas A. Carr, 41, has been President and a director of the Company since February 1993. Mr. Carr's term as a director of the Company expires at the 2001 Annual Meeting of Stockholders. In May 1997, Mr. Carr was appointed Chief Executive Officer of the Company, at which time he resigned as Chief Operating Officer of the Company, a position he had held since April 1995. Prior to such time, Mr. Carr was the Company's Chief Financial Officer from February 1993 to April 1995. Mr. Carr is a director of The Oliver Carr Company. Mr. Carr holds a Masters in Business Administration degree from Harvard Business School, and a Bachelor of Arts degree from Brown University. Mr. Carr is a member of the National Association of Real Estate Investment Trusts, the Young Presidents Organization, Federal City Council and the International Development Research Council. Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Mr. Robert O. Carr. Mr. Carr is a member of the Investment Committee and the Executive Committee of the Board of Directors. In addition, Mr. Carr is a member of management's Operating Committee and Investment Committee.

         Ronald Blankenship, 50, has been a director of the Company since August 1998. Mr. Blankenship's term as a director of the Company expires at the 2000 Annual Meeting of Stockholders and he has been renominated for election by the stockholders at that meeting to serve another three-year term. Mr. Blankenship was nominated to the Board as a designee of SC-USREALTY, a major stockholder of the Company. Mr. Blankenship has been the Vice Chairman and Chief Operating Officer of Security Capital Group Incorporated since May 1998. Previously, Mr. Blankenship was Managing Director of Security Capital Group Incorporated from March 1991 to May 1998. Mr. Blankenship is a director of Security Capital Group Incorporated and Storage USA, Inc. He received his B.B.A. from the University of Texas at Austin. Mr. Blankenship is a member of the Executive Compensation Committee of the Board of Directors.

         Andrew F. Brimmer, 73, has been a director of the Company since February 1993. Dr. Brimmer's term as a director of the Company expires at the 2002 Annual Meeting of Stockholders. He has been President of Brimmer & Company, Inc., an economic and financial consulting firm, since 1976. Dr. Brimmer is the Wilmer D. Barrett Professor of Economics at the University of Massachusetts-- Amherst. He also serves as a director of BlackRock Investment Income Trust, Inc. (and other funds), Borg-Warner Automotive, Inc., and Airborne Express. From 1995 to 1998, Dr. Brimmer served as chairman of the District of Columbia Financial Control Board. He also was a member of the Board of Governors of the Federal Reserve System from 1966 through 1974. Dr. Brimmer received a B.A. degree and a masters degree in economics from the University of Washington and a Ph.D. in economics from Harvard University. Dr. Brimmer is a member of the Audit Committee of the Board of Directors.

          A. James Clark, 72, has been a director of the Company since February 1993. Mr. Clark's term as a director of the Company expires at the 2000 Annual Meeting of Stockholders and he has been renominated for election by the stockholders at that meeting to serve another three-year term. He has been Chairman of the Board and President of Clark Enterprises, Inc., a Bethesda, Maryland-based company involved in real estate, communications, and commercial and residential construction, since 1972. Mr. Clark is a member of the University of Maryland Board of Visitors and Foundation, and is a Trustee Emeritus of the Johns Hopkins University and the Johns Hopkins Board of Medicine. He is also a member of the PGA Tour Golf Course Properties Advisory Board and an advisory director of Potomac Electric Power Company. Mr. Clark is a graduate of the University of Maryland. Mr. Clark is a member of the Investment Committee, the Executive Committee, the Executive Compensation Committee, and the Nominating Committee of the Board of Directors.

         Timothy Howard, 51, has been a director of the Company since August 1998. Mr. Howard's term as a director of the Company expires at the 2000 Annual Meeting of Stockholders and he has been renominated for election by the stockholders at that meeting to serve another three-year term. Mr. Howard has been the Executive Vice President and Chief Financial Officer of Fannie Mae since 1990. From 1988 to 1990, Mr. Howard was Executive Vice President -Asset Management of Fannie Mae. Mr. Howard has held positions of increasing responsibility with Fannie Mae since beginning with the company in 1982. Mr. Howard received his Bachelor of Science and Masters in Economics degrees from UCLA. Mr. Howard is a member of the Audit Committee and the Executive Compensation Committee of the Board of Directors.

         Caroline S. McBride, 46, has been a director of the Company since July 1996. Ms. McBride's term as a director of the Company expires at the 2001 Annual Meeting of Stockholders. Ms. McBride was nominated to the Board of Directors as a designee of SC-USREALTY. Since June 1996, Ms. McBride has been a Managing Director of the Capital Division of Security Capital Group. From June 1996 to July 1997, Ms. McBride was Managing Director of Security Global Capital Management Group. Prior thereto, from July 1978 to May 1996, Ms. McBride was with IBM, where she was director of private market investments for the IBM Retirement Fund from 1994 to 1996 and director of real estate investments for the IBM Retirement Fund from 1992 to 1994. Ms. McBride is on the Board of Directors of Storage USA, Inc., BelmontCorp, CWS Communities Trust and the Real Estate Research Institute. Ms. McBride received her Masters in Business Administration degree from New York University and a Bachelor of Arts degree from Middlebury College. Ms. McBride is a member of the Investment Committee of the Board of Directors.

         William D. Sanders, 58, has been a director of the Company since May 1996. Mr. Sanders' term as a director of the Company expires at the 2002 Annual Meeting of Stockholders. Mr. Sanders was nominated to the Board as a designee of SC-USREALTY. He is the founder and Chairman of Security Capital Group, an affiliate of SC-USREALTY. Mr. Sanders retired on December 31, 1989 as Chief Executive Officer of LaSalle Partners Limited, a firm he founded in 1968. Mr. Sanders is on the Board of Directors of Security Capital European Realty, SC-USREALTY, and Storage USA, Inc. Mr. Sanders is a former trustee and member of the executive committee of the University of Chicago and a former trustee fellow of Cornell University. Mr. Sanders received his Bachelor of Science degree from Cornell University. Mr. Sanders is a member of the Nominating Committee of the Board of Directors.

         Wesley S. Williams, Jr., 57, has been a director of the Company since February 1993. Mr. Williams' term as a director of the Company expires at the 2001 Annual Meeting of Stockholders. Mr. Williams has been a partner of the law firm of Covington & Burling, Washington, D.C., since 1975. He was adjunct professor of real estate finance law at Georgetown University Law Center from 1971 to 1973 and is a contributing author to several texts on banking law and on real estate finance and investment. Mr. Williams is on the Editorial Advisory Board of the District of Columbia Real Estate Reporter. Mr. Williams serves as a director of Blackstar Communications, Inc.; Blackstar LLC; and the Federal Reserve Bank of Richmond, Virginia. Mr. Williams is Co-Chairman of the Board of Directors and Co-CEO of The Lockhart Caribbean Corporation and its real estate, insurance, consumer finance, internet services, and media subsidiaries. Mr. Williams is a member of the Executive Committee of the Board of Trustees of Penn Mutual Life Insurance Company, of which he is the Senior Trustee. Mr. Williams received B.A. and J.D. degrees from Harvard University, an M.A. degree from the Fletcher School of Law and Diplomacy and an LL.M. from Columbia University. Mr. Williams is a member of the Audit Committee and Executive Compensation Committee of the Board of Directors.

Executive Officers and Certain Key Employees of the Company

         As of December 31, 1999, the Company's executive officers and key employees (including certain executive officers and key employees of HQ Global Workplaces, Inc., CarrAmerica Development, Inc. and other affiliates of the Company), were as follows:

         Kent C. Gregory, 49, has been the Company's Managing Director--National Services since July 1997. Prior to that time, Mr. Gregory had been employed by Opus, a real estate services company, since 1991, serving as Senior Vice President of National Accounts. He holds a Masters in Business Administration from Pace University and a Bachelor of Arts degree in Business Administration from St. Thomas University. Mr. Gregory is a member of management's Operating Committee and Investment Committee.

         Philip L. Hawkins, 44, has been the Company's Chief Operating Officer since October 1998. Prior to that time Mr. Hawkins served as the Company's Managing Director--Asset Management since February 1996. Prior to that time, Mr. Hawkins had been employed by LaSalle Partners Limited, a real estate services company, since 1982, serving as Executive Vice President, Eastern Division, Asset Management Group since 1995, Senior Vice President, Northeast Region, Asset Management Group from 1990 to 1994, and in other asset management positions prior to that time. Mr. Hawkins also was a director of LaSalle Partners Limited. He holds a Masters in Business Administration from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Hamilton College. Mr. Hawkins is a member of management's Operating Committee and Investment Committee. Mr. Hawkins is also a member of the Board of Directors and the Executive Committee of Broadband Office, Inc.

         Richard F. Katchuk, 53, has been the Company's Chief Financial Officer since February 1999. Prior to that time, Mr. Katchuk served as Chief Financial Officer and Corporate Executive Vice President of Crestar Financial Corporation since 1995. Prior to joining Crestar Financial Corporation, Mr. Katchuk was with Banc One, serving as a Senior Vice President Corporate Finance from 1988 to 1995. Mr. Katchuk holds a Bachelor of Arts degree in Economics from Hobart & William Smith Colleges. Mr. Katchuk is a member of management's Operating Committee and Investment Committee.

         Linda A. Madrid, 40, has been the Company's Managing Director, General Counsel and Corporate Secretary since November 1998. Prior to that time Ms. Madrid served as the Company's Senior Vice President and General Counsel since March 1998. Prior to that time, Ms. Madrid had been Senior Vice President, Managing Director of Legal Affairs and Corporate Secretary of Riggs National Corporation/Riggs Bank N.A. since February 1996 and Vice President and Litigation Manager from September 1993 to January 1996. Prior to that time, Ms. Madrid practiced law in several law firms in Washington, D.C. and served as Assistant General Counsel for Amtrak. Ms. Madrid holds a J.D. from Georgetown University Law Center and a Bachelor of Arts degree from Arizona State University. Ms. Madrid is a member of management's Operating Committee.

         Paul R. Adkins, 41, has been the Company's Managing Director - Private Capital since May 1999. Prior to that time Mr. Adkins served as the Company's Senior Vice President, Market Managing Director for Washington, D.C. since August 1996. Mr. Adkins has been with the Company for over 17 years, including serving as Vice President of Acquisitions from May 1994 to August 1996. Prior to that, Mr. Adkins served in a variety of other capacities with the Company, with over 12 years in commercial real estate leasing. Mr. Adkins is a member of the District of Columbia's Building Industry Association and Northern Virginia's National Association of Industrial and Office Parks. Mr. Adkins holds a Bachelor of Arts degree in Economics from Bucknell University. Mr. Adkins is a member of management's Operating Committee.

         Steven N. Bralower, 51, has been Executive Vice President of Carr Real Estate Services, Inc. ("Carr Services, Inc."), an affiliate of the Company that conducts management and leasing operations, since January 1999, and Senior Vice President of Carr Realty, L.P., a subsidiary of the Company, since May 1996. Mr. Bralower was Senior Vice President of Carr Services, Inc. from 1993 to May 1996. Mr. Bralower is a member of the Greater Washington Commercial Association of Realtors. Mr. Bralower has been a member of the Georgetown University Law Center adjunct faculty since 1987. Mr. Bralower holds a Bachelor of Arts degree from Kenyon College.

         Robert L. Brumm, 48, has been a Senior Vice President of the Company since February 1998. Prior to that Mr. Brumm had been Vice President, Human Resources and Administration of the Company since May 1996. From 1993 to 1996, Mr. Brumm held the same position with Carr Services, Inc. He is responsible for managing the Human Resources, Risk Management, Training, and Office Management functions. He has over 20 years of experience, including eight years with Mark Controls Corporation and five years with the real estate division of Philip Morris, Inc. Mr. Brumm received his Bachelors degree from California State University at Long Beach. Mr. Brumm is a member of management's Operating Committee.

         Robert O. Carr, 50, has been President of CarrAmerica Urban Development, Inc., a subsidiary of CarrAmerica Development, since June 1998, and Chairman of the Board of Directors of Carr Services, Inc., since February 1993. Mr. Carr served as a director of the Company from 1993 until 1997 and as President of Carr Services, Inc. from 1993 to 1998. Mr. Carr is a director of The Oliver Carr Company and, from 1987 until February 1993, served as its President and Chief Executive Officer. Mr. Carr is a member of the Boards of Directors for the Greater Washington Research Center, the Corcoran School of Art and the National Cathedral School for Girls. Mr. Carr is also a member of the Greater Washington Board of Trade, the Urban Land Institute and the D.C. Chamber of Commerce. Mr. Carr holds a Bachelor of Arts degree from Trinity College. Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Thomas A. Carr.

         Clete Casper, 40, has been the Company's Market Managing Director - Seattle since July 1999. Prior to that time Mr. Casper served as the Company's Vice President, Market Managing Director for Seattle since July 1996. Mr. Casper has over 10 years of experience in real estate and marketing. Mr. Casper's most recent experience includes one year as a Senior Associate with CB Commercial Real Estate Group Inc., Seattle, Washington. Prior to that, Mr. Casper was with Sabey Corporation in Seattle, Washington, serving as Development Manager for four years and a Marketing Associate for five years. Mr. Casper is a graduate of Washington State University. Mr. Casper is a member of management's Operating Committee.

         John J. Donovan, Jr., 56, has been a Market Managing Director of the Company since July 1999 and President of Carr Services, Inc., since January 1999. Prior to that time, Mr. Donovan served as Senior Vice President of Carr Services, Inc. from 1993 to 1998. He is a member of the Advisory Board for Jubilee Enterprise of Greater Washington, the Economic Club of Washington, the Greater Washington Board of Trade and the Greater Washington Commercial Association of Realtors. Mr. Donovan holds a Bachelor of Arts degree from Georgetown University. Mr. Donovan is a member of management's Operating Committee.

         Karen B. Dorigan, 35, has been the Company's Managing Director - Capital Markets and Investments since April 1999. Prior to that time, Ms. Dorigan served as a Senior Vice President of the Company since May 1997. Prior to that, Ms. Dorigan was the Company's Vice President--Land Due Diligence since January 1996. Prior to that time, Ms. Dorigan served for more than nine years in a variety of capacities in the development business of The Oliver Carr Company, including from February 1993 to January 1996 as a Vice President. She is a past member of the Northern Virginia Building Industry Association's Arlington Chapter Council. Ms. Dorigan holds a Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School. Ms. Dorigan is a member of management's Operating Committee and Investment Committee.

         J. Thad Ellis, 39, has been the Company's Market Managing Director - Atlanta since July 1999. Prior to that time Mr. Ellis served as the Company's Vice President, Market Managing Director for Atlanta since November 1996. Mr. Ellis has over 15 years of experience in real estate. Mr. Ellis' most recent experience includes 10 years with Peterson Properties, where his primary responsibility was to oversee and coordinate leasing and property management for the management services portfolio. Mr. Ellis is a graduate of Washington & Lee University and is involved with the National Association of Industrial and Office Parks and Atlanta's Chamber of Commerce and is on the Advisory Board of Black's Guide. Mr. Ellis is a member of management's Operating Committee.


         Richard W. Greninger, 48, has been the Company's Managing Director - Property Operations since May 1999. Prior to that time Mr. Greninger served as the Company's Senior Vice President--Operations of the Company since January 1998. Prior to that, Mr. Greninger had been the Senior Vice President of Carr Services, Inc., since March 1995. Prior to that time, he had been Vice President of Carr Services, Inc. since February 1993. During 1994, Mr. Greninger served as President of the Greater Washington Apartment and Office Building Association. Mr. Greninger has served as a director of both the Institute of Real Estate Management and the

Building Owners and Managers Association. Mr. Greninger holds a Masters in Business Administration from the University of Cincinnati and a Bachelor of Science degree from Ohio State University. Mr. Greninger is a member of management's Operating Committee.

     William Krokowski, 37, has been the Company's Market Managing Director - Denver since December 1999. Prior to that time Mr. Krokowski served as Vice President/Director of Development for CarrAmerica Development, Inc., an affiliate of CarrAmerica since 1997. Prior to 1997, Mr. Krokowski was a member of CarrAmerica's investments group. Prior to joining CarrAmerica, Mr. Krokowski spent over five years with Tishman Speyer Properties in New York and Washington, D.C. as a development manager. Mr. Krokowski holds a Civil Engineering degree from Bucknell University and a Masters in Business Administration from Duke University. Mr. Krokowski is a member of management's Operating Committee.

     Gary M. Kusin, 48, has been President and Chief Executive Officer of HQ Global Workplaces, Inc., since September 1998. Prior to that time, Mr. Kusin was co-founder and Chairman of Laura Mercier Cosmetics. Prior to his launch of Laura Mercier Cosmetics, Mr. Kusin was co-founder and President of Babbage's, Inc., a computer software and video game retailing business. Mr. Kusin holds a Masters in Business Administration degree from Harvard Business School and a Bachelor of Arts degree from the University of Texas at Austin.

     Dwight L. Merriman, 39, has been the Company's Market Managing Director-Southern California since August 1999. Prior to that time Mr. Merriman served as the Company's Senior Vice President, Market Managing Director for Southern California since 1996. Mr. Merriman has over 15 years of experience in real estate, operations, acquisitions, construction, marketing and development. From 1995 to 1996 Mr. Merriman served as Vice President with Security Capital Pacific Trust (an affiliate of SC-USREALTY) in Irvine, California. Prior to that, Mr. Merriman spent 11 years with Overton, Moore in Los Angeles, serving as the regional development and operating partner for Orange County and Riverside County in the Southern California Market. Mr. Merriman holds a Masters in Business Administration from the University of California at Los Angeles and a Bachelors degree from the University of Southern California. Mr. Merriman is a member of management's Operating Committee.

     Robert M. Milkovich, 40, has been the Company's Market Managing Director - Phoenix since July 1999. Prior to that time Mr. Milkovich served as the Company's Vice President, Market Managing Director for Phoenix, Arizona since January 1998. Mr. Milkovich has over 14 years of experience in real estate leasing. Mr. Milkovich's most recent experience includes five years as the Assistant Vice President of leasing for Carr Services, Inc. Mr. Milkovich holds a Bachelor of Science in Business Administration from the University of Maryland. Mr. Milkovich is a member of management's Operating Committee.

     Gerald J. O'Malley, 56, has been the Company's Market Managing Director - Chicago since July 1999. Prior to that time Mr. O'Malley served as the Company's Vice President, Market Managing Director for Chicago since July 1996. Mr. O'MalIey has over 32 years of experience in real estate marketing. Mr. O'Malley's most recent experience includes 10 years as founder and President of
G. J. O'MaIIey & Company, a real estate office leasing company. Mr. O'Malley holds a Bachelors of Business Administration degree from Loyola University. Mr. O'Malley is a member of management's Operating Committee.

     Jeffrey S. Pace, 37, has been the Company's Market Managing Director - Austin since July 1999. Prior to that time Mr. Pace served as the Company's Vice President, Market Managing Director for Austin, Texas since May 1997. Mr. Pace has over 14 years of experience in real estate marketing. Mr. Pace's most recent experience was with Trammell Crow Company, where he served as Marketing Director. Prior to that time, Mr. Pace held the position of Marketing Representative in the Dallas and Austin markets for Carlisle Property Company, Stockton, Luedmann, French & West and Trammell Crow Company from 1985 to 1997. Mr. Pace holds a Masters of Business Administration from the University of Texas at Arlington and a Bachelor of Science from the University of Texas at Austin. Mr. Pace is a member of management's Operating Committee.

     Stephen E. Riffee, 42, has been the Company's Senior Vice President, Controller and Treasurer since July 1999. Prior to that time, Mr. Riffee served as Vice President Finance and Chief Accounting Officer of Marriott International, Inc. for three years. Prior to joining Marriott International, Inc., Mr. Riffee served as Assistant Vice President at Burlington Northern Railroad after having previously worked in the National Transportation Practice of KPMG Peat Marwick. Mr. Riffee holds a Bachelor of Science in Commerce degree from the McIntire School of Commerce of the University of Virginia. Mr. Riffee is a member of management's Operating Committee.

     Brian A. Rommel, 32, has been the Company's Chief Information Officer since March 1998. Prior to that time, Mr. Rommel operated a technology-consulting firm he founded in 1991. Mr. Rommel has provided consulting services to the CarrAmerica companies since 1992. Mr. Rommel has over 11 years of experience designing and implementing information technology solutions and more than 8 years of experience in the real estate and property management industry. Mr. Rommel holds a Bachelors of Science in Business Finance from the University of Maryland. Mr. Rommel is a member of management's Operating Committee.

     Leah Segawa, 43, has been the Company's Market Managing Director - Northern California since June 1999. Prior to that time Ms. Segawa served as Vice President and Development Coordinator for CarrAmerica's Development, Inc., an affiliate of CarrAmerica. Prior to this, from 1989 to 1997, Ms. Segawa was President of WesTerra Collaborative Ltd., a real estate development consulting firm which managed a wide range of development projects. Ms. Segawa holds a Bachelor of Arts with honors in Architecture from University of California at Berkeley and a Masters of Business Administration from Harvard University. Ms. Segawa is a member of management's Operating Committee.

     William H. Vanderstraaten, 39, has been the Company's Market Managing Director - Dallas since July 1999. Prior to that time Mr. Vanderstraaten served as the Company's Vice President, Market Managing Director for Dallas since April 1997. Mr. Vanderstraaten has over 16 years of experience in real estate development and leasing fields. Mr. Vanderstraaten's most recent experience prior to working for the Company includes eight years as Vice President--New Development for Harwood Pacific Corporation in Dallas, Texas, where his primary responsibilities were directing large scale development projects and coordinating leasing efforts for portfolios. Mr. Vanderstraaten holds a Bachelor of Science degree in Business Administration from Southern Methodist University. Mr. Vanderstraaten is a member of management's Operating Committee.

     Joseph D. Wallace, 36, has been the Chief Financial Officer of HQ Global Workplaces, Inc. since January 1999. Prior to that time Mr. Wallace served as the Executive Vice President of HQ Global Workplaces, Inc. since October 1997. Prior to that time, Mr. Wallace had served as the Company's Vice President-- Building Due Diligence since January 1996. Prior to that time, Mr. Wallace had been the Company's Vice President of Asset Management since February 1993. Mr. Wallace holds a Bachelor of Science degree in Commerce from University of Virginia.

     Karen L. Widmayer, 41, has served as Senior Vice President of Corporate Communications since August 1999. Prior to that time Ms. Widmayer served as the Company's Vice President of Corporate Communications since 1997. Ms. Widmayer is a 15-year veteran of CarrAmerica and its predecessor company. Ms. Widmayer is responsible for the strategic marketing and branding of CarrAmerica including media relations, advertising, community relations, employee communications, corporate and project marketing as well as the Company's web site and intranet site. Ms. Widmayer performed Masters work in Economics at the University of Tennessee. Ms. Widmayer holds a Bachelor of Arts degree in Business Management from Virginia Intermont College. Ms. Widmayer is a member of management's Operating Committee.

     James S. Williams, 43, has been a Managing Director of the Company since April 1999 and President of CarrAmerica Development since May 1999. Prior to that time Mr. Williams was Senior Vice President of CarrAmerica Development since October 1996. Mr. Williams rejoined the Company after two years as Vice President of Operations of Chadwick International. Prior to that, from 1983 to 1994, he served in a variety of capacities for The Oliver Carr Company. Mr. Williams is a guest lecturer at George Washington University. Mr. Williams holds a Bachelor of Science degree in Business Administration from West Virginia University. Mr. Williams is a member of the Board of Directors and a member of the Executive Committee of the District of Columbia Building Industry Association. Mr. Williams is a member of the Investment Committee of CarrAmerica Development, a member of the Company's Investment Committee, and a member of the Company's Operating Committee.

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

     Competitive Properties. If our properties are not as attractive to tenants (in terms of rents, services or location) as other properties that are competitive with ours, we will lose tenants to those properties, or could have to reduce our rental rates to compensate for that disparity.

     Renovation Costs. In order to maintain the quality of our office buildings and successfully compete against other properties, we periodically have to spend money to repair and renovate our properties.

     Tenant Risk. Our performance depends on our ability to collect rent from our tenants. While no tenant in our portfolio accounted for more than 5% of our rental revenue as of December 31, 1999, the Company's financial position may be adversely affected by financial difficulties experienced by a major tenant, or by a number of smaller tenants, including bankruptcies, insolvencies or general downturns in business.

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

Our Business Structure Has Certain Risks Associated With It

     A Major Stockholder Has Influence on Our Operations. SC-USREALTY owned approximately 42.8% of the outstanding shares of our common stock as of December 31, 1999. No other stockholder is permitted to own more than 5% of our common stock, subject to certain exceptions. Under a Stockholders Agreement with the Company, SC-USREALTY has the right to nominate up to 40% of the directors. The Stockholders Agreement also gives SC-USREALTY certain rights that limit our ability to take certain actions and limits our ability to engage in certain transactions that may be in the short-term best interests of other stockholders. This situation results in SC-USREALTY having a substantial influence over the affairs of the Company. This could potentially be disadvantageous to other stockholders' interests, which may not converge with the interests of SC-USREALTY.

     Certain Officers and Directors May Have Interests that Conflict with the Interests of Stockholders. Certain officers and members of the board of directors of the Company own units of limited partner interest in Carr Realty, L.P., a partnership that owns some of the Company's properties. These individuals may have personal interests that conflict with the interests of the Company's stockholders with respect to business decisions affecting the Company and Carr Realty, L.P., such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. The Company, as the sole general partner of Carr Realty, L.P., has the exclusive authority to determine whether and on what terms the partnership will sell or refinance an individual property, but the effect of certain transactions on these unitholders may influence decisions affecting these properties.

     We May Not Be Able to Sell Properties When Appropriate. Real estate property investments generally cannot be sold quickly. In addition, the tax laws applicable to REITs restrict our ability to dispose of certain properties. Therefore, we may by unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position.

     Lack of Voting Control Over Some of Our Affiliates. While most of our income is generated from the ownership and operation of our office buildings, we own nonvoting interests in five affiliates that either currently produce or are expected in the future to produce significant contributions to our income. Carr Services, Inc. conducts management and leasing operations for third parties and for office buildings in which we own less than a 100% interest. CarrAmerica Development conducts fee-based development services for the Company and for third parties. HQ Global, Omni UK and LUX are engaged in the executive suites business, providing short-term office space together with telephone answering, data processing and other office support services. As of December 31, 1999, the Company owned approximately 95% of the economic interest in each of these companies through the ownership of nonvoting common stock. The voting stock of each of these companies is owned by certain entities and individuals that have some affiliation with the Company (or, in the case of Omni UK and LUX, by HQ Global).

     The Company owns nonvoting stock in these companies because the tax laws applicable to REITs currently prohibit the Company from owning more than a 10% voting interest. As a result, the Company has no right to elect the directors of these companies, and its ability to influence their operations is limited. These companies may engage in business activities that are not in the Company's best interests.

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

     Ownership Limit. In order to assist the Company in maintaining its qualification as a REIT, the Company's charter contains certain provisions generally limiting the ownership of shares of capital stock by any single stockholder to 5% of the Company's outstanding common stock and/or 5% of any class or series of preferred stock. The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a stockholder exceeds the ownership limits. These rules may cause a stockholder to be treated as owning stock that is actually owned by others, including family members and entities in which the stockholder has an ownership interest. The board of directors of the Company could waive this restriction if it were satisfied that ownership in excess of these ownership limits would not jeopardize our status as a REIT and the board otherwise decided that a waiver would be in the Company's interests. Capital stock acquired or transferred in breach of the ownership limit will be automatically transferred to a trust for the benefit of a designated charitable beneficiary.

     Maryland Law Provisions. Certain provisions of Maryland law applicable to the Company because it is a Maryland corporation prohibit "business combinations" with any person that beneficially owns ten percent or more of the outstanding voting shares of the Company (an "interested stockholder") or with an affiliate of the interested stockholder. These prohibitions last for five years after the most recent date on which the person became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, the Company's common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. The Company's board of directors has opted out of these business combination provisions. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the Company. The Company's board of directors may, however, repeal this election in most cases and cause the Company to become subject to these provisions in the future. Being subject to the provisions could delay or prevent a change in control or other transaction involving the Company that might involve a premium price or otherwise be in the best interests of the Company's stockholders.

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

     Sales of a substantial number of shares of our stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our stock. In addition to the possibility that we may sell shares of our stock in a public offering at any time, we also may issue shares of common stock upon redemption of units of interest held by third parties in affiliated partnerships that we control, as well as upon exercise of stock options that we grant to our employees and others. All of these shares will be available for sale in the public markets from time to time. In addition, SC-USREALTY, our largest stockholder (owning more than one-third of our shares) has the right to sell its shares at any time, pursuant to registration rights granted to it in connection with its original investment in the Company.

Our Status As a REIT

     We believe that the Company qualifies for taxation as a REIT for federal income tax purposes, and we plan to operate so that the Company continues to meet the requirements for taxation as a REIT. If we qualify as a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that the Company is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. We also are required to distribute to our stockholders at least 95% of our REIT taxable income (excluding capital gains). The distribution requirements will be reduced to 90% for taxable years after December 31, 2000. The fact that we hold certain of our assets through partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company's REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

     If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted the Company relief under certain statutory provisions, it would remain disqualified as a REIT for four years following the year it first failed to qualify. If the Company failed to qualify as a REIT, we would have to pay significant income taxes. This likely would have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

     Even if we qualify as a REIT, we are required to pay certain federal, state and local taxes on our income and property. For example, if the Company has net income from "prohibited transactions," that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have recently undertaken a significant number of asset sales, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. In addition, any net taxable income earned directly by some of our affiliates, including HQ Global, Carr Services, Inc. and CarrAmerica Development, Inc., is subject to federal and state corporate income tax. Similarly, the income of our affiliates, Omni UK and LUX, is subject to some foreign taxes.

     Currently, a REIT may not own securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT's total assets or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities. As a result of the Work Incentives Improvement Act, after December 31, 2000, the 5% value test and the 10% voting security test will be modified in two respects. First, the 10% voting securities test will be expanded so that REITs also will be prohibited from owning more than 10% of the value of the outstanding securities of any one issuer. Second, an exception to these tests will allow a REIT to own securities of a subsidiary that exceed the 5% value test and the new 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary." The expanded 10% vote or value test, however, will not apply to an existing subsidiary unless it engages in a substantial new line of business or acquires any substantial asset or the Company acquires any securities in that subsidiary after July 12, 1999. Under a new asset test, for taxable years beginning after December 31, 2000, the Company will not be able to own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the Company's total assets.

     Several provisions of the new law will ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary will be limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT will have to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT, the REIT's tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

     The Company currently owns more than 10% of the total value of the outstanding securities of HQ Global, Carr Services, Inc., CarrAmerica Development, Omni UK and LUX. As part of the transaction in which FrontLine Capital Group will acquire a majority interest in HQ Global, HQ Global will elect to be treated as a taxable REIT subsidiary and the Company's direct interests in Omni UK and LUX will be terminated. Carr Services, Inc. and CarrAmerica Development also are likely to elect to be taxable REIT subsidiaries. The provisions described above likely will have the effect of increasing the federal income tax expenses of these entities.

Our Company Is Not a Suitable Investment for Foreign Investors

     Our charter contains provisions generally preventing foreign investors (other than SC-USREALTY and its affiliates) from acquiring additional shares of the Company's capital stock if the acquisition would cause us to fail to quality as a domestically controlled REIT under the federal tax code. The application of such provisions could prevent a foreign investor from acquiring stock or cause stock that has been acquired to be reacquired automatically from the foreign investor by a designated charitable trust. Accordingly, acquisition of our capital stock would not likely be a suitable investment for foreign investors other than SC-USREALTY.

Item 2.  PROPERTIES

     General. As of December 31, 1999, the Company owned interests (consisting of whole or partial ownership interests) in 275 operating office properties located in 14 core markets across the United States. As of December 31, 1999, the Company owned fee simple title or leasehold interest in 269 operating office properties, controlling partial interests in two operating office properties, and non-controlling partial interests of 5% to 50% in four operating office properties. In addition, as of December 31, 1999, the Company owned (either directly or through CarrAmerica Development) 22 office properties under development. Except as disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company has no immediate plans to renovate its operating office properties other than for routine capital maintenance. The Company believes its properties are adequately covered by insurance. The Company believes that, as a result of its national operating system, market research capabilities, access to capital, and experience as an owner, operator and developer of office properties, it will continue to be able to identify and consummate acquisition and development opportunities and to operate its portfolio more effectively than competitors without such capabilities. The Company, however, competes in many of its core markets with other real estate operators, some of which may have been active in such markets for a longer period than the Company.

         The following table sets forth certain information about each operating property owned by the Company as of December 31, 1999:

                                                        Net                              Total          Average Base
                                                      Rentable                         Annualized         Rent Per
                                        # of          Area/(1)/        Percent        Base Rent/(3)/       Leased
Property                             Buildings      (square feet)     Leased/(2)/    (in thousands)     Square Foot/(4)/
--------                             ---------      -------------     -----------    ---------------    ----------------
Consolidated Properties
-----------------------

SOUTHEAST REGION
Downtown Washington, D.C.:
   International Square                  3           1,014,555          98.0%          $  31,863           $  32.05
   1730 Pennsylvania Avenue              1             229,377          99.3               8,003              35.13

   2550 M Street                         1             187,931          99.4               6,361              34.05
   1775 Pennsylvania Avenue (6)          1             143,981          97.5               4,052              28.85
   900 19th Street                       1             101,215         100.0               3,169              31.31


   1747 Pennsylvania Avenue (7)          1             151,942          97.1               4,605              31.21
   1255 23rd Street (8)                  1             305,528          98.5               8,389              27.86



 Suburban Washington, D.C.:
   One Rock Spring Plaza (6)             1             205,298          98.9               5,204              25.63
   Reston Crossing East & West           2             323,821         100.0               5,667              17.50
   Sunrise Corporate Center              3             260,253         100.0               5,770              22.17

   Parkway One                           1              87,842         100.0               1,457              16.59

  Atlanta:
   Glenridge                             1              64,052          47.7                 592              19.36
   Century Springs West                  1              94,893          83.5               1,516              19.12
   Holcomb Place                         1              72,824          94.0               1,173              17.12

   Midori                                1              99,900         100.0               1,793              17.94
   Parkwood                              1             151,296          91.9               2,651              19.05
   Lakewood                              1              80,338          70.2                 964              17.08

   The Summit                            1             179,085         100.0               2,890              16.13
   2400 Lake Park                        1             101,285          88.5               1,457              16.25

   680 Engineering Drive                 1              62,154         100.0                 599               9.62

   Embassy Row                           3             465,674          96.7               7,919              17.59
   Embassy 100, 500                      2             190,470         100.0               3,973              20.85
   Waterford Center                      1              82,161          88.0               1,352              18.69

   Spalding Ridge                        1             128,233          99.3               2,518              19.78

Property                               Significant Tenants/(5)/
--------                               ------------------------

Consolidated Properties
-----------------------
SOUTHEAST REGION
Downtown Washington, D.C.:
   International Square                International Monetary Fund (46%)
   1730 Pennsylvania Avenue            Federal  Deposit  Insurance  Corporation  (47%),  King (35%)
   2550 M Street                       Patton Boggs, LLP (96%)
   1775 Pennsylvania Avenue/(6)/       Citicorp (81%)
   900 19th Street                     America's Community Bankers (29%), Stone & Webster (13%)
                                       Korn/Ferry International (12%), Lucent Technologies (11%), The
                                       Aluminum Association, Inc. (10%)
   1747 Pennsylvania Avenue/(7)/       Legg Mason Wood Walker (16%)
   1255 23rd Street/(8)/               Seaburry & Smith (16%), Chronicle of Higher Education (15%),
                                       Peabody & Brown (14%), JH Marsh & McLennan, Inc. (14%), William
                                       H. Mercer, Inc. (13%)

 Suburban Washington, D.C.:
   One Rock Spring Plaza /(6)/         Caterair (22%), Sybase, Inc. (19%)
   Reston Crossing East & West         Nextel Communications (100%)
   Sunrise Corporate Center            Software AG (66%), Lucas Aerospace (14%), LaFarge Corporation (12%)
   Parkway One                         EIS International (89%)

  Atlanta:
   Glenridge                           Brooks, McGinnis & Chafin, LLC (10%)
   Century Springs West                No Tenants Occupy 10%
   Holcomb Place                       Intercept Holdings, Inc. (41%), Hitachi Telecom (USA), Inc
                                       (20%), The Progeni Corporation (13%)
   Midori                              National Consumer Services Corporation (64%), UPS (20%)
   Parkwood                            Onesource (20%)
   Lakewood                            Morrison Health Care, Inc. (25%), Paychex (25%), Hickson (USA)
                                       Corporation (17%)
   The Summit                          Unisys Corporation (87%)
   2400 Lake Park                      United  Healthcare  Services (28%),  Computer  Language Research
                                       (22%), Government Services Administration (16%)
   680 Engineering Drive               EMS Technologies (67%), Enrev Corporation (22%), Loral Aerospace
                                       Corporation (12%)
   Embassy Row                         Ceridian Corporation (24%), Cabot Corporation (10%)
   Embassy 100, 500                    Art Institute of Atlanta (60%), Edutrek International, Inc (40%)
   Waterford Center                    Dateq Information Network, Inc. (20%), VCG,Inc.  (16%), Arkwright
                                       Mutual Insurance Co. (15%)
   Spalding Ridge                      OHM Remediation Services Corporation (57%), FDIC (10%)

                                                            Net                                Total        Average Base
                                                          Rentable                           Annualized       Rent Per
                                            # of            Area/(1)/         Percent       Base Rent/(3)/    Leased
Property                                  Buildings    (square feet)         Leased/(2)/   (in thousands)   Square Foot/(4)/
--------                                  ---------    ------------------    -----------   ---------------  ----------------
Florida,
Boca Raton:
   Peninsula Plaza                            1             162,303            88.2%          $ 2,100       $ 14.66
   Peninsula Executive Center 1, 2            2             164,777           100.0             2,517         15.27
   Presidential Circle                        1             279,375            94.9             4,445         16.76
                                              -           ---------            ----           -------       -------

     Southeast Region Subtotal               36           5,390,563            96.3%        $ 122,999       $ 23.69

PACIFIC REGION
Southern California,
Orange County/Los Angeles:
   Scenic Business Park                       4             139,012            90.6             1,724         13.69


   Harbor Corporate Park                      4             151,888            99.2             2,710         17.97
   Plaza PacifiCare                           1             104,377           100.0               999          9.57
   Katella Corporate Center                   1              80,609            96.1             1,305         16.85
   Warner Center                             12             344,181            99.4             8,461         24.73
   South Coast Executive Center               2             161,787            89.6             3,216         22.19
   Warner Premier                             1              61,553            93.4             1,280         22.28

   Pacific Corporate Plaza 3                  1              40,063           100.0               649         16.20
   Von Karman                                 1             103,713           100.0             2,410         23.23

   2600 W. Olive                              1             144,831           100.0             3,685         25.44
   Bay Technology Center                      2             107,481           100.0             1,393         12.96
   Alton Deere Plaza                          6             182,185           100.0             2,974         16.33

Southern California,
San Diego:
   Del Mar Corporate Plaza                    2             123,142           100.0             1,904         15.46
   Wateridge Pavilion                         1              62,194           100.0               967         15.54

   Lightspan                                  1              64,800           100.0             1,135         17.52
   Towne Center Technology Park 1, 2, 3       3             182,120           100.0             2,975         16.33
   Palomar Oaks Technology Park               6             170,358           100.0             2,067         12.13


   La Jolla Spectrum                          1              79,759           100.0             2,393         30.00

   Jaycor                                     1             105,358           100.0             1,762         16.73
   Highlands Corporate Center                 5             205,085            95.1             4,473         22.94

Property                                     Significant Tenants/(5)/
--------                                     ------------------------
Florida,
Boca Raton:
   Peninsula Plaza                           TSI International Software, Ltd. (13%), Motoro
   Peninsula Executive Center 1, 2           Sunbeam Corporation (66%), Ericsson (15%)

   Presidential Circle                       Suncoast Savings (11%)


     Southeast Region Subtotal

PACIFIC REGION
Southern California,
Orange County/Los Angeles:
   Scenic Business Park                      Talbert Medical Management (34%), Miles, Wright, Finely & Zak
                                             (19%),  Coast Community College Dist. (13%), Southern California
                                             Blood & Tissue Service (12%)
   Harbor Corporate Park                     Delmas (22%), Tech Data Corporation (15%)
   Plaza PacifiCare                          Pacificare Health Systems (100%)
   Katella Corporate Center                  Friendly Hills Healthcare (19%)
   Warner Center                             El Camino Resources (23%), General Services Administration (16%)
   South Coast Executive Center              State Compensation Insurance Fund (33%)
   Warner Premier                            Panorama Software (34%), RSL COM, USA (27%), Charles Schwab &
                                             Co, Inc. (12%)
   Pacific Corporate Plaza 3                 ZLAND, Inc. (100%)
   Von Karman                                Fidelity National Title Insurance (41%),  Vision Solutions (41%),
                                             Taco Bell Corporation (18%)
   2600 W. Olive                             The Walt Disney Company (89%)
   Bay Technology Center                     AMRESCO (100%)
   Alton Deere Plaza                         Nextlink California (24%), Prof. Coingrading Service (15%)

Southern California,
San Diego:
   Del Mar Corporate Plaza                   Peregrine Systems, Inc. (77%), Newgen Results
   Wateridge Pavilion                        Stellcom,  Inc. (41%), Platinum Solutions,  Inc. (19%), Wateridge
                                             Insurance Services (18%), TCS Mortgage, Inc. (14%)
   Lightspan                                 The Lightspan Partnership, Inc. (100%)
   Towne Center Technology Park 1, 2, 3      Gateway 2000, Inc. (100%)
   Palomar Oaks Technology Park              Unifet, Inc. (23%), Excalibur Technologies Corporation (18%),
                                             Torrey Pines Research, Inc. (13%), Pacific Analytical, Inc
                                             (11%), Coded Communications Corporation (11%)
   La Jolla Spectrum                         Novartis Agricultural Discover (100%)

   Jaycor                                    Jaycor, Inc. (100%)
   Highlands Corporate Center                Brandes Investment (25%), Premier, Inc. (14%)

                                                             Net                                 Total           Average Base
                                                           Rentable                           Annualized          Rent Per
                                              # of           Area             Percent        Base Rent/(3)/         Leased
Property                                    Buildings    (square feet)/1)/   Leased/(2)/    (in thousands)     Square Foot/(4)/
--------                                    ---------    ----------------    -----------    --------------     ---------------
Northern California,
San Francisco Bay Area:
  CarrAmerica Corporate Center                  6            1,001,976         100.0%            $ 18,733           $ 18.70
  Bayshore Centre 2                             1               94,874         100.0                1,188             12.52
  Rio Robles                                    7              368,178         100.0                4,591             12.47
  Valley Business Park II                       6              166,928         100.0                2,443             14.64
  Rincon Centre                                 3              201,178         100.0                2,045             10.16

  Valley Centre II                              4              212,082         100.0                2,774             13.08
  Valley Office Centre                          2               68,738          99.1                1,851             27.18
  Valley Centre                                 2              102,291         100.0                1,684             16.47

  Valley Business Park I                        2               67,784         100.0                  968             14.28

  3745 North First Street                       1               67,582         100.0                  933             13.80
  3571 North First Street                       1              116,000         100.0                1,302             11.23
  San Mateo I                                   1               70,000         100.0                2,562             36.60
  San Mateo II and III                          2              141,404          98.9                4,464             31.92
  Hacienda West                                 2              206,652          89.2                4,224             22.91
  Sunnyvale Technology Centre                   5              165,520         100.0                2,559             15.46

  Baytech Business Park                         4              300,000         100.0                4,374             14.58
  Golden Gateway Commons                        3              272,393          99.3                7,375             27.26

  Techmart Commerce Center/(6)/                 1              262,585          95.3                7,035             28.10

  995 Benecia Avenue                            1               36,344         100.0                  741             20.40
  Oakmead West A-G                              7              425,981         100.0                9,201             21.60
  Santa Clara Technology Park                   3              178,132         100.0                2,041             11.46
  Valley Technology  Center 1, 2, 3, 4 & 5      5              350,000          90.2                3,254             10.31

  Clarify Corporate Center 2, 3, 4              3              193,536         100.0                4,745             24.52

  Fremont Technology Park 1, 2, 3               3              120,688         100.0                1,907             15.80


Portland, OR:
  RadiSys Corporate Headquarters                1               80,525         100.0                  822             10.21
  RadiSys II                                    1               45,655         100.0                  602             13.19

Property                                     Significant Tenants/(5)/
--------                                     -------------------
Northern California,
San Francisco Bay Area:
  CarrAmerica Corporate Center               AT&T (47%), PeopleSoft (32%), Pacific Bell Mobil Services (17%)
  Bayshore Centre 2                          Redbacks Networds, Inc. (100%)
  Rio Robles                                 KLA Instruments (39%), Fujitsu (36%), NEC Systems, Inc. (25%)
  Valley Business Park II                    Pericom (28%), Computer Training Academy (20%)
  Rincon Centre                              Ontrak Systems (44%),  Toshiba America  Electronic (31%),  Future
                                             Electronics (19%)
  Valley Centre II                           Boston Scientific (100%)
  Valley Office Centre                       Bank of America (21%), Quadrep (20%)
  Valley Centre                              Seagate Technology (40%),  Numerical  Technologies  (38%), Vivace
                                             Network (17%)
  Valley Business Park I                     Leybold-Heraeus  (35%),  LGC  Wireless,  Inc.  (17%),  Millipore,
                                             Inc./Tylan General (17%), Acer Labs, Inc. USA (15%)
  3745 North First Street                    Comdisco, Inc. (100%)
  3571 North First Street                    Sun Microsystems, Inc. (100%)
  San Mateo I                                Franklin Resources (100%)
  San Mateo II and III                       Women.com Networks (38%), Franklin Resources, Inc. (30%)
  Hacienda West                              Paychex, Inc. (13%), Zacson Corporation (12%)
  Sunnyvale Technology Centre                Advanced Micro Devices,  Inc. (51%),  BMC Software  (25%),  XICOM
                                             Technology, Inc. (12%), Metelics Corporation (12%)
  Baytech Business Park                      Applied Materials, Inc. (50%), Schlumberger Technologies (50%)
  Golden Gateway Commons                     Sharper Image  Corporation  (21%),  Norcal  Mutual  Insurance Co.
                                                 (20%), ABM Industries, Inc. (11%)
  Techmart Commerce Center/(6)/                Network Conference  Company,  Inc. (15%), Sun MicroSystems (11%),
                                             Bay Business Centers, Inc. (10%)
  995 Benecia Avenue                         Cardiac Pathways Corporation (100%)
  Oakmead West A-G                           Applied Materials, Inc. (100%)
  Santa Clara Technology Park                Pycon, Inc. (75%), FRY's Metal, (25%)
  Valley Technology  Center 1, 2, 3, 4 & 5   Iomega  Corporation  (42%),  Fore Systems (27%),  Navisite,  Inc.
                                             (21%), Picot Interiors (10%)
  Clarify Corporate Center 2, 3, 4           Clarify, Inc. (100%)

  Fremont Technology Park 1, 2, 3             Applied Fiber Optics, Inc. (39%), Flash Electronics,  Inc. (32%),
                                              Bandwidth Unlimited, Inc. (16%)

Portland, OR:
  RadiSys Corporate Headquarters             RadiSys Corporation (100%)
  RadiSys II                                 RadiSys Corporation (100%)

                                                             Net                               Total           Average Base
                                                           Rentable                          Annualized          Rent Per
                                              # of           Area              Percent        Base Rent(3)         Leased
Property                                    Buildings    (square feet)/(1)/   Leased/(2)/   (in thousands)     Square Foot/(4)/
--------                                    ---------    ------------------   -----------   --------------     ----------------
Seattle:
  Redmond East                                 10              396,497           100.0%       $ 5,206            $ 13.13

  Willow Creek                                  1               96,179           100.0            981              10.20
  Canyon Park Business Center                   6              285,428           100.0          4,443              15.57

  Canyon Park Commons                           1               95,290           100.0          1,342              14.08
  Willow Creek Corporate Center 1-6             6              329,009           100.0          5,089              15.47


  Redmond Hilltop B & C                         2               90,880           100.0          1,370              15.07
  Canyon Park Commons 1 & 2                     2              110,398           100.0          1,304              11.81
                                                -            ---------           -----      ---------            -------

    Pacific Region Subtotal                    161           9,335,203            98.7%     $ 162,635            $ 17.65


CENTRAL REGION
Austin, Texas:
  Great Hills Plaza                             1              135,333           100.0          2,637              19.49
  Balcones Center                               1               74,978            76.2            880              15.40
  Park North                                    2              132,744            96.5          2,129              16.62
  City View Centre                              3              136,183           100.0          2,357              17.31
  Riata 2, 4, 5, 6, 8, 9                        6              519,313            98.9          8,004              15.59

  Tower of the Hills                            2              166,034            96.7          2,784              17.34
  City View Center                              1              128,716           100.0          2,073              16.10
  Riata Crossing 1, 2, 3                        3              265,177           100.0          4,993              18.83

Chicago:
  Parkway North I                               1              249,314           100.0          3,993              16.02

  Parkway North III                             1              257,512            93.7          3,911              16.20
  Parkway 6                                     1               91,604            91.4          1,502              17.94
  Unisys                                        2              362,950            95.9          5,664              16.28
  The Crossings                                 2              294,350            94.3          4,757              17.13
  Bannockburn I & II                            2              210,257            88.8          2,804              15.01
  Bannockburn IV                                1              108,469           100.0          1,678              15.47

Property                                     Significant Tenants/(5)/
--------                                     ------------------------
Seattle:
  Redmond East                               Lucent Technologies, Inc. (21%), Guidant Corp. (20%), IBM Corp.
                                             (15%), Genetic Systems (14%), Genie Industries, Inc. (10%)
  Willow Creek                               Data I/O Corporation (100%)
  Canyon Park Business Center                ICOS Corporation (27%), University of Washington (18%), Federal
                                             Express (11%)
  Canyon Park Commons                        Safeco Insurance Company of America (100%)
  Willow Creek Corporate Center 1-6          Safeco Insurance Company of America (52%), Metawave
                                             Communication Corporation (29%), Nextlink Communications, Inc.
                                             (13%)
  Redmond Hilltop B & C                      Concur Technologies (90%), Citrix Systems, Inc. (10%)
  Canyon Park Commons 1 & 2                  Washington Mutual Bank (100%)


    Pacific Region Subtotal


CENTRAL REGION
Austin, Texas:
  Great Hills Plaza                          Empire Funding (74%), Blue Cross (12%)
  Balcones Center                            Medianet (29%)
  Park North                                 CSC Continuum Inc. (28%), Brent Rauht Engineering, Inc. (26%)
  City View Centre                           Holt, Rinehart & Winston (48%), Money Star Communications (47%)
  Riata 2, 4, 5, 6, 8, 9                     Lucent  Technologies  (35%),  Janus  Capital  Corporation  (28%),
                                             Pervasive Software, Inc. (13%)
  Tower of the Hills                         Texas Guaranteed Student (65%)
  City View Center                           IXC Communications, Inc. (100%)
  Riata Crossing 1, 2, 3                     EDS (100%)

Chicago:
  Parkway North I                            Alliant Foodservice, Inc. (52%) Pactiv Corporation (11%),
                                             Toshiba America Electronics (10%)
  Parkway North III                          Fujisawa USA, Inc. (46%), Nestle Clinical Nutrition (15%)
  Parkway 6                                  BT Office Products (69%), Allstate Insurance Company (23%)
  Unisys                                     PNC Mortgage (29%), Unisys Corporation (19%)
  The Crossings                              Abercrombie & Kent (15%), Allstate Insurance Co. (14%)
  Bannockburn I & II                         IMC Global (38%), Deutsche Credit Corporation. (12%)
  Bannockburn IV                             Open Text (35%),  Abbott  Laboratories  (13%),  NY Life Insurance (10%)

                                              Net                         Total            Average Base
                                            Rentable                     Annualized        Rent Per
                                 # of         Area           Percent      Base Rent/(3)/    Leased
Property                      Buildings  (square feet)/(1)/  Leased/(2)/ (in thousands)     Square
                                                                                           Foot/(4)/ Significant Tenants/(5)/
--------                      ---------  ------------        -------     -------------  ---------    ----------------------
Dallas, Texas:
   Quorum North                     1        116,044            88.4         1,953       19.03       Digital Matrix Systems (20%),
                                                                                                     HQ Dallas Quorum North (17%)
   Quorum Place                     1        178,210            97.5         3,130       18.00       VHA Southwest, Inc. (22%),
                                                                                                     Objectspace (11%)
   Cedar Maple Plaza                3        113,127            95.6         2,138       19.78       Avreafoster, Inc. (10%)
   Two Mission Park                 1         77,710            96.9         1,201       15.94       Macromedia, Inc. (33%), Bland
                                                                                                     Garvey and Taylor (18%)
   5000 Quorum                      1        159,712            96.8         2,830       18.31       Decision Consultants, Inc.
                                                                                                     (10%)
   Tollway Plaza 1, 2               2        342,802           100.0         8,016       23.38       Sun Microsystems (27%),
                                                                                                     Americorp Relocation Management
                                                                                                     (10%)
   Commons @ Las Colinas 1, 3       2         380,764          100.0         9,380       24.64       Nokia (100%)
   Royal Ridge Phase II             1         123,740          100.0         1,609       13.00       Capital One Services (100%)
   Royal Ridge A & B                2         247,239          100.0         4,457       18.03       GTE North, Inc. (59%), Cendant
                                   --         -------          -----         -----       -----       Operations (16%), Capital One
                                                                                                     Services, Inc. (15%)

     Central Region Subtotal       43       4,872,282           97.1        84,880       17.95

MOUNTAIN REGION
Denver:
   Harlequin Plaza                  2         329,100           88.6         4,848       16.62       Travelers Insurance (23%),
                                                                                                     Bellco First Federal Credit
                                                                                                     Union (13%), Regis University
                                                                                                     (11%)
   Quebec Court I                   1         130,000          100.0         2,014       15.50       Time Warner Communications
                                                                                                     (100%)
   Quebec Court II                  1         157,294          100.0         2,162       13.75       Tele-Communications, Inc.
                                                                                                     (100%)
   Quebec Center                    3         106,865           98.3         1,732       16.49       Gordon Gumeson & Associates
                                                                                                     (13%), Walberg & Dagner (11%)
   Panorama Corporate Center I      1         100,881           93.2         1,901       20.22       AT&T Corporation (70%), Sprint
                                                                                                     Spectrum, LP (11%)
   Panorama II                      1         100,916          100.0         2,147       21.28       Hartford Fire Insurance
                                                                                                     Company (38%), 3COM Corporation
                                                                                                     (18%), Toyota Motor Credit
                                                                                                     Corporation (13%), Archstone
                                                                                                     Communities (12%)
   Panorama III                     1         136,850          100.0         1,613       11.79       Charles Schwab & Co., Inc.
                                                                                                     (100%)
   Panorama V                       1         137,953           97.0         3,054       22.81       ICG Equipment, Inc. (43%),
                                                                                                     Manugistics, Inc. (12%),
                                                                                                     Synopsis, Inc. (10%)

Phoenix, Arizona:
   Camelback Lakes                  2         201,238           99.9         3,773       18.76       Vanguard Group (28%), Humana
                                                                                                     Health Plan (14%), American
                                                                                                     Founders Life Insurance (11%),
                                                                                                     Arizona Bank (10%)
   Pointe Corridor IV               1         144,219           98.3         2,468       17.40       Jostens Learning Corporation
                                                                                                     (22%), Aetna Life Insurance
                                                                                                     Company (22%), TPA, Inc. (12%)
   Four Gateway                     1         137,709           90.8         2,670       21.35       Eclipsys Corporation (29%),
                                                                                                     Options Health Care, Inc. (22%)
   Highland Park                    1          78,969           82.9         1,324       20.23       Springstreet (14%), Trendwest
                                                                                                     Resources, Inc. (11%)
   The Grove at Black Canyon        1         104,571           95.9         1,956       19.50       Cigna Healthcare of Arizona
                                                                                                     (80%)
   US West                          4         532,506          100.0         8,795       16.52       US West Business Resources
                                                                                                     (100%)
   Concord Place                    1         133,555           78.8         2,276       21.63       Peacock, Hislop, Staley &
                                                                                                     Given (16%)

                                              Net                         Total          Average Base
                                            Rentable                     Annualized        Rent Per
                                 # of         Area           Percent      Base Rent/(3)/   Leased
Property                      Buildings  (square feet)/(1)/  Leased/(2)/ (in thousands)    Square
                                                                                           Foot/(4)/ Significant Tenants/(5)/
--------                      ---------  ------------        -------     -------------    ---------- -----------------------
Salt Lake City, Utah:
   Sorenson Research Park         5        285,869             99.7         3,436           12.06    Convergys Customer Management
                                                                                                     Group (46%), Datachem
                                                                                                     Laboratories, Inc. (20%),
                                                                                                     Intel Corporation (14%), ITT
                                                                                                     Educational Services (12%)
   Wasatch Corporate Center       3        178,231            100.0         2,129           11.95    Advanta Financial Corporation
                                                                                                     (28%),  AchievGlobal, Inc.
                                                                                                     (23%), Fonix Corporation.
                                                                                                     (14%), Tenfold Corporation
                                                                                                     (14%), Musicians Friend, Inc.
                                                                                                     (12%)
   Wasatch Corporate Center 18    1         49,886             98.2           710           14.50    Citrix Systems (51%), Western
                                 --         ------             ----           ---           -----
                                                                                                     Aggregates, Inc. (38%), Sprint
                                                                                                     Paranet, Inc. (10%)

     Mountain Region Subtotal    31      3,046,612             96.3        49,008           16.71
                               ----     ----------            -----      --------        --------

TOTAL CONSOLIDATED PROPERTIES:  271     22,644,660                      $ 419,522
                               ----     ----------                       --------
WEIGHTED AVERAGE                                               97.4%                     $  19.01
                                                              -----                      --------

Unconsolidated Properties
Downtown Washington, D.C.:
   1717 Pennsylvania Avenue/(9)/  1        184,446            100.0%    $   6,607        $  35.82  MCI Telecommunications (57%)
   AARP Headquarters/(10)/        1        502,316            100.0        19,254           38.33  American Association of Retired
                                                                                                   Persons (99%)
   Bond Building/(11)/            1        162,182             98.5         5,319           33.30  General Services Administration
                                                                                                   - Dept of Justice (97%)

  Suburban Washington, D.C.:
   Booz-Allen & Hamilton
   Building/(12)/                 1        222,989            100.0         3,503           15.71  Booz Allen & Hamilton (100%)
                                  -     ----------            -----       -------        --------

TOTAL UNCONSOLIDATED PROPERTIES:  4      1,071,933                      $  34,683
                                  -    -----------                        -------
WEIGHTED AVERAGE                                               97.4%                     $  32.43
                                                              -----                      --------

ALL OPERATING PROPERTIES
------------------------
TOTAL:                                  23,716,593                      $ 454,205
                                       ===========                      =========
WEIGHTED AVERAGE                                               97.5%                     $  19.63
                                                              =====                      ========

___________________

(1)  Includes office and retail space but excludes storage space.
(2) Includes space for leases that have been executed and have commenced as of December 31, 1999.
(3) Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i) percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations, and (iv) parking rent.
(4) Calculated as total annualized base rent divided by net rentable area leased.
(5) Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
(6) The Company owns the improvements on the property and has a leasehold interest in all of the underlying land.
(7) The Company holds a general and limited partner interest in a partnership that owns the property.
(8) The Company holds a 50% joint venture interest in the joint venture that owns this property and a 50% joint venture interest in another joint venture, which holds the remaining 50% interest in the joint venture that owns the property. As a result of preferential rights to annual distributions from another venture, the Company will receive distributions of less than 75% (but in no event less than 50%) of the total amount distributed with respect to this property in each year until the preferential distribution requirements are satisfied, but will receive 100% of any subsequent distributions during the year until its aggregate distributions equal 75% of the cumulative distributions with respect to the property since inception of the partnership. Thereafter, the Company will receive 75% of the distributions made during the year with respect to the property. Upon sale of the property, the Company will receive 75% of the distributions until the Company receives its preference amount, 50% until the remaining venturer receives its preference amount, and 75% of the distributions thereafter.
(9) The Company holds a 50% interest in the limited liability company that owns the property and serves as the entity's managing member.
(10) The Company holds an effective 24% interest in the property by virtue of a 48% general partner interest in a partnership that owns a 50% general partner interest in the property.
(11) The Company holds an effective 15% interest in the property by virtue of a 30.6% limited partner interest in a partnership that has a 49% limited partner interest in the property.
(12) The Company holds a 50% joint venture interest, and is the managing venturer.

         Occupancy, Average Rentals and Lease Expirations. As of December 31, 1999, 97.4% of the aggregate net rentable square footage in the 271 operating office properties whose results are consolidated in the financial statements of the Company was leased. The following table sets forth the percent leased and average annualized rent per leased square foot (excluding storage space) for office and retail space combined for the past five years for the operating office properties that were consolidated for financial statement purposes at each of the dates indicated:

                                                Average
                                Percent     Annualized Rent      Number of
                               Leased at      Per Leased       Consolidated
            December 31,       Year End      Square Foot (1)    Properties
            ------------    ------------   -----------------  -------------

                1999            97.4%         $ 21.66                271
                1998            96.7            20.46                292
                1997            95.9            19.38                243
                1996            93.6            19.37                159
                1995            93.5            27.36                 13

---------------------

(1) Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in the building under lease at year end.

         The following table sets forth a schedule of the lease expirations for leases in place as of December 31, 1999 in each of the next 10 years beginning with 2000 and thereafter for the 271 operating office properties whose results are consolidated in the financial statements of the Company, assuming that no tenants exercise renewal options:

                         Number of      Net Rentable Area    Annual Base Rent      Percent of Total
           Year         Tenants With       Subject to         Under Expiring       Annual Base Rent
         Of Lease         Expiring       Expiring Leases         Leases            Represented by
        Expiration         Leases         (square feet)       (in thousands)        Expiring Leases
       -------------   ---------------- ------------------  ------------------   --------------------
       2000                      369             1,847,000           $ 38,033                 9.1%
       2001                      328             2,064,000             35,767                 8.5
       2002                      350             3,332,000             64,984                15.5
       2003                      321             3,091,000             56,974                13.6
       2004                      311             3,519,000             72,510                17.3
       2005                       78             1,325,000             23,595                 5.6
       2006                       61             1,325,000             23,455                 5.6
       2007                       52             1,351,000             26,892                 6.4
       2008                       88             1,809,000             34,368                 8.2
       2009                       58             1,754,000             33,455                 8.0
       2010 and thereafter        22               649,000              9,472                 2.2

         Mortgage Financing. As of December 31, 1999, certain of the 271 operating office properties that were consolidated for financial statement purposes were subject to fixed rate mortgage indebtedness in an aggregate principal amount of $635 million. The Company's fixed rate mortgage debt as of December 31, 1999 bore an effective weighted average interest rate of 8.04% and a weighted average maturity of 7.3 years (assuming loans callable before maturity are called as early as possible). Certain information regarding the existing mortgage indebtedness for the consolidated operating office properties subject to fixed rate mortgage indebtedness is set forth in the table below as of December 31, 1999:

                                                                                                                Estimated
                                                                                           Annual Debt       Balance Due at
                                           Interest        Principal       Maturity        Service (in        Maturity (in
Property                                      Rate          Balance           Date          thousands)         thousands)
---------------------------------------    -----------    -------------    -----------    ---------------    ----------------
Quorum Place                                   6.99        $   7,450        11/15/00       $    665            $   7,326
Warner Center                                  7.40           26,000        12/1/00           1,924               26,000
Presidential Circle                            7.14           22,547         3/1/01           2,061               21,999
Bannockburn I & II                             9.52           18,595        8/31/01           2,801               16,840
Quorum North                                   8.27            6,465        12/10/01            640                6,247
Valley Business Park I & II }
Valley Office Centre         }
Valley Centre II              }                8.25           40,826        12/10/01          4,655               37,809
Rincon Centre                 }
3745 North First Street       }
Sunnyvale Technology Center   }
Highland Corporate Center    }                 8.90           34,014         6/1/02           5,486               28,386
Hacienda West               }
Jaycor                                         8.96           12,199         2/1/03           1,657               10,206
Parkway North I                                6.92           29,250        12/1/03           2,328               29,250 (1)
Canyon Park Commons                            9.13            5,405        12/1/04             714                4,043
US West                                        7.92           48,251        12/1/05           9,915                   --
Redmond East                                   8.38           26,984         1/1/06           2,648               23,969 (2)
Century Springs West }
Glenridge             }
Midori                }                        7.20           20,163         1/1/06           2,126               15,123 (3)
Lakewood              }
Parkwood             }
Concord Place                                  7.75            7,509         1/1/06             725                6,420
Wateridge Pavilion                             8.25            3,428        11/1/06             338                2,921
Wasatch Corporate Center                       8.15           12,458         1/2/07           1,220               10,539
2600 W. Olive                                  6.75           19,152         1/1/09           1,293               19,152
Palomar Oaks                                   8.85            9,949         4/1/09           1,025                7,896
1255 23/rd/ Street                             8.12           38,300         4/1/09           3,584               30,060
1730 Pennsylvania Avenue }
International Square     }                     8.12          183,700         4/1/09          17,190              158,569
South Coast Executive Center                   7.13           15,000        6/10/09           1,069               12,660
Sorenson Research Park                         7.75            2,488         7/1/11             328                   --
995 Benecia Avenue                             8.50              869         8/1/11             118                   --
Sorenson Research Park                         8.88            1,609         5/1/17             182                   --
1747 Pennsylvania Avenue                       9.50           14,761        7/10/17           1,730                   -- (4)
900 19th Street                                8.25           16,027        7/15/19           1,656                   -- (5)
1775 Pennsylvania Avenue                       7.63           11,972         9/1/09           1,020                   --
                                           -----------    -------------                   ---------------
Total                                          8.04%      $  635,371                       $ 69,098
                                           ===========    =============                   ===============

--------------------


(1) Prepayable after December 1, 1999 at the rates stated in the loan documents.
(2) Prepayable after December 19, 2005 at the rates stated in the loan documents.
(3) Prepayable after January 2001 at the rates stated in the loan documents.
(4) Note is callable by the lender after June 30, 2002. The estimated principal balance at June 30, 2002 will be $13,841,000.
(5) Note is callable by the lender after July 1, 2004. The estimated principal balance at July 1, 2004 will be $14,177,000.


For additional information regarding the Company's office properties and their operation, see "Item 1, Business."

Item 3.  LEGAL PROCEEDINGS


         The Company currently is involved in litigation with two stockholders of HQ Global Workplaces, Inc. involving the conversion in September 1998 of approximately $111 million of debt previously loaned by the Company to HQ Global into stock of HQ Global. The Company and HQ Global initiated this litigation by filing a complaint seeking a declaratory judgment that the terms of the debt conversion were fair, after these two stockholders threatened to challenge the terms of the conversion, claiming that the conversion price utilized, and the methods by which the conversion price was agreed upon between the Company and HQ Global, were not fair to HQ Global or these stockholders. The two stockholders filed counterclaims against the Company, HQ Global and the board of directors of HQ Global seeking a judgment declaring the conversion void or voidable, or in the alternative compensatory and punitive damages.

         Although the Company believes that the two stockholders' claims are without merit and that it and HQ Global will ultimately prevail in their actions against the two stockholders, there can be no assurance that the court will not find the conversion price to have been unfair and declare the conversion void, which would have the effect of diluting the Company's equity interest in HQ Global or award the two stockholders compensatory and punitive damages. However, even if the two stockholders were successful in their claims, the Company does not believe that such a result would have a material adverse effect on the financial condition or results of operations of the Company or HQ Global.

         The Company is party to a variety of other legal proceedings arising in the ordinary course of its business. All of these other matters, taken together, are not expected to have a material adverse impact on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for Registrant's Common Equity & Related Stockholder Matters

         The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CRE". As of December 31, 1999, there were 525 stockholders of record. The following table sets forth the high and low sale prices of the Company's common stock as reported on the NYSE Composite Tape, and the dividends per share of common stock paid for each full quarterly period within the two most recent fiscal years:


         1999              1Q          2Q         3Q        4Q         Full Year
        ------------------------------------------------------------------------

         High          $ 24   3/8    26 1/2     24 5/8    22 11/16   26   1/2

         Low           $ 20 15/16    20 15/16   21 1/2    17 15/16   17 15/16

         Dividend      $    .4625       .4625    .4625       .4625       1.85

         1998             1Q           2Q         3Q        4Q         Full Year
        ------------------------------------------------------------------------

         High          $ 31 11/16    30 5/8     30  1/8   25 1/4     31 11/16

         Low           $ 28  7/16    26 1/2     19 7/16   19         19

         Dividend      $    .4625     .4625       .4625    .4625         1.85



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

         The following table sets forth the taxability of common stock distributions paid in 1999 and 1998:

                                          1999               1998
                                      --------------     --------------
             Ordinary income               78%                 92 %
             Capital gain                  22%                 --
             Return of capital             --                   8 %


Item 6.  Selected Financial Data

         The following table sets forth selected financial and operating information for the Company. The financial and operating data has been extracted from the Company's consolidated financial statements for each of the periods presented, restated for the separate presentation of discontinued operations.

         The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K:


(In thousands, except per share data)                               Year Ended December 31,

                                                 ---------------------------------------------------------------
                                                     1999          1998          1997         1996        1995
                                                 ---------------------------------------------------------------
Operating Data:
Real Estate Operating Revenue (from continuing
  operations):
   Rental revenue                                $ 498,849         440,455       325,502      154,165     89,539
   Real estate service revenue                      17,054          16,167        15,998       12,512     11,315

Consolidated Data:
   Income from continuing operations before
     extraordinary item                          $ 151,079(1)      119,979(1)     77,800       24,802(2)  12,067(2)
   (Loss) income from discontinued operations       (7,862)          6,518           940           --         --
   Dividends paid to common stockholders           125,876         127,188        97,195       42,914     23,344

Per Share Data:
   Basic income from continuing operations
    before extraordinary item                         1.71            1.23          1.21         0.90       0.90
   Diluted income from continuing operations
    before extraordinary item                         1.71            1.23          1.21         0.90       0.90
   (Loss) income from discontinued operations        (0.12)           0.09          0.02           --         --
   Dividends paid to common stockholders              1.85            1.85          1.75         1.75       1.75
   Weighted average shares outstanding - basic      67,858          68,577        54,873       26,932     13,338
   Weighted average shares outstanding - diluted    67,982          68,778        59,597       26,999     13,339

(In thousands)                                                                     As of December 31,
                                                    -------------------------------------------------------------------------
                                                           1999            1998          1997           1996          1995
                                                    -------------------------------------------------------------------------
Balance Sheet Data:
  Real estate, before accumulated depreciation/(3)/   $ 3,067,822       2,934,653     2,384,668      1,475,998      480,589
  Total assets/(3)/                                     3,479,072       3,627,260     2,730,556      1,536,564      458,860
  Mortgages and notes payable/(3)/                      1,603,371       1,610,859     1,025,145        655,449      317,374
  Minority interest/(3)/                                   92,586          88,815        73,955         50,597       34,850
  Total stockholders' equity/(3)/                       1,686,715       1,813,939     1,552,697        787,478       95,543
  Total common shares outstanding                          66,826          71,760        59,994         43,789       13,409



        (In thousands)                                              Year Ended December 31,

                                                --------------------------------------------------------------------
                                                         1999         1998           1997         1996         1995
                                                --------------------------------------------------------------------
     Other Data:
         Net Cash provided by
            operating activities                     $  175,002     239,752       133,077        82,300       35,277
         Net cash provided by (used by)
            investing activities                         83,714    (985,321)     (998,733)     (876,947)     (81,635)
         Net cash provided by (used by)
            financing activities                       (238,366)    757,760       861,864       813,067       37,113
         Funds from continuing operations
            before allocation to the
            unitholders(4)                              226,587(4)  211,095(4)    151,900        64,496(2)    33,190(2)

(1) Net income from continuing operations before extraordinary item includes a non-recurring gain (loss) of $4.5 million and ($13.7) million related to the treasury lock agreement for 1999 and 1998, respectively.
(2) Net income and funds from operations before allocation to unitholders include non-recurring deductions of approximately $2.3 million and $1.9 million in 1996 and 1995, respectively, related to the write-off of the unamortized purchase price of certain third party real estate service contracts that were terminated in 1996 and the termination of an agreement to acquire the development business of The Evans Company in 1995.
(3) The balance sheets have been restated to classify the assets, net of liabilities, of discontinued operations of the Company's executive suites affiliates into net assets of discontinued operations, a component of total assets.
(4) The Company believes that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the final National Association of Real Estate Investment Trusts (NAREIT) White Paper on Funds From Operations as approved by the Board of Governors of NAREIT on March 3, 1995, funds from operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. The Company's funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and, as such, should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or the Company's ability to make distributions.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is based primarily on the Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997. The comparability of the periods is significantly impacted by acquisitions completed, development properties placed in service and certain dispositions made during those years. The Company's owned properties that were consolidated for financial statement purposes were 271 in 1999, 292 in 1998, 243 in 1997 and 159 in 1996. The comparability of the periods is also impacted by development operations which grew significantly during the periods presented.

         The Company's reportable operating segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations. Executive office suites are presented as discontinued operations in the Company's financial statements.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.


RESULTS OF OPERATIONS - 1999 TO 1998

Real Estate Property Operations

         Operating Revenue. Total real estate property operating revenue increased $58.4 million, or 13.3%, to $498.9 million for 1999 as compared to $440.5 million for 1998. This increase resulted from development properties placed in service and same store rental growth which exceeded the loss of rental revenue due to dispositions. Same store operating income grew by 6.4% or $13.0 million over the same period in 1998, primarily as a result of a 5.4% increase in rental revenue. The average occupancy rate for same store properties increased to 96.3% for 1999 from 96.1% for 1998.

         Segment Expense. Real estate property operating expenses increased $17.5 million primarily as a result of development properties placed in service. Same store operating expenses increased by $3.6 million, or 3.4%, over 1998 primarily due to higher real estate taxes and nonrecurring costs associated with Y2K compliance work on building facilities and bad debt expenses.

         Interest Expense. Interest expense increased $3.7 million primarily due to the refinancing of properties with increased leverage.

         Other Income (Expense), net. Other revenue generated by real estate property operations increased $0.7 million primarily as a result of additional interest income.

         Total Assets. The increase of $182.4 million, or 6.5%, from 1998 to 1999 is primarily as a result of the increase of development properties placed in service.

Development Operations

         Development fee income increased $2.2 million, or 50.0%, to $6.6 million and development operating expenses increased $1.5 million to $4.6 million. These increases are the result of an increase in the number of development fee projects.

         Total Assets. Total assets decreased $246.3 million, or 52.8% to $220.1 million in 1999 from $466.4 million in 1998 as a result of a $15.1 million decrease in land held for development and a $231.2 million decrease in construction in progress. This resulted primarily from an increase in construction completions and properties placed in service and a decrease in construction starts in 1999.

Other Operations

         Operating Revenue. Operating revenue decreased $1.4 million to $10.4 million in 1999 from $11.8 million in 1998.

         Segment Expense. The increase of $5.0 million to $34.3 million in 1999 from $29.3 million in 1998 is primarily a result of professional fees associated with Project Excellence and Year 2000 Compliance work.

         Interest Expense. The $14.0 million increase in the Company's interest expense is primarily related to an additional $150 million of senior unsecured notes outstanding during the twelve months ended December 31, 1999 and additional borrowings on the Company's unsecured line of credit.

Discontinued Operations

         Income (loss) from operations of discontinued executive suites businesses decreased from income in 1998 of $6.5 million to a loss in 1999 of $7.8 million. The decrease in earnings is primarily the result of start-up costs incurred in 1999 for new executive suite centers and costs incurred to integrate the various acquired operations.

         During 1998, the core executive suites operations were built primarily through the acquisition of business centers. In 1999 there were fewer acquisitions, however, more internal development of new centers. Losses incurred during development for 1998 and 1999 were $5.0 million and $14.0 million, respectively.


Consolidated Cash Flows

         Net cash provided by operating activities decreased $64.8 million, or 27.0%, to $175.0 million for 1999 as compared to $239.8 million for 1998. Net income after non-cash adjustments provided $245.2 million of cash for the year ended December 31, 1999, an increase of $34.0 million over the same period in 1998. This improvement was offset by uses of cash arising from changes in non real estate assets and liabilities of $70.2 million in 1999 compared to cash generated of $28.6 million in 1998. This $98.8 million change from 1998 to 1999 arises primarily from changes in the timing of payments for prepaids and other assets from executive suites acquisitions of $31.5 million and changes in the timing of payments for accounts payable and accrued expenses. In 1999, investing activities provided $83.7 million compared to uses of $985.3 million for 1998, primarily as a result of an increase in proceeds from sales of rental properties as well as reduced outflow related to acquisitions and development of both rental properties and executive suites assets. Net cash used by financing activities totaled $238.4 million for the year ended December 31, 1999 compared to net cash provided of $757.8 million for the comparable period in 1998. During 1998, proceeds from sales of common and preferred stock, issuance of senior unsecured notes and an increase in borrowings on the Company's unsecured credit facilities contributed 970 million compared to $57 million used by the Company during 1999 to complete the repurchase of 5.0 million shares of common stock under the Merrill Lynch forward equity sale transaction, net of proceeds from refinancing existing mortgages.


RESULTS OF OPERATIONS - 1998 TO 1997

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

         Segment Expense. Real estate property operating expenses increased $34.9 million primarily as a result of property acquisitions and development properties placed in service. The Company also experienced an increase in property operating expenses from properties that were fully operational in both periods of approximately $2.9 million.

         Interest Expense. Interest expense increased $1.7 million due to the acquisition of properties which were subject to existing mortgage debt.

         Other Income (Expense), net. Other revenue generated by real estate property operations increased $4.2 million primarily as a result of additional interest income and increased equity in earnings of unconsolidated partnerships.

         Total Assets. The increase of $504.7 million or 21.9% from 1997 to 1998 is primarily as a result of acquisitions of real estate and development properties placed in service.

Development Operations

     Operating Revenues. Development fee income increased $1.3 million to $4.4 million in 1998 from $3.1 million in 1997 resulting from an increase in the number of development fee projects.

     Segment Expenses. Segment expense increased $1.5 million to $3.1 million in 1998 from $1.6 million in 1997, primarily as a result of increases in general and administrative expenses related to increased staffing.

     Total Assets. Total assets increased $173.9 million, or 59.5% to $466.4 million in 1998 from $292.5 million in 1997 as a result of an increase of $136.5 million and $37.5 million in construction in progress and land held for development, respectively, primarily as a result of an increase in construction starts from 1997 to 1998.

Other Operations

     Operating Revenue. The decrease of $1.1 million to $11.8 million in 1998 from $12.9 million in 1997 is a result of decreased management fee income.

     Segment Expense. The increase of $9.1 million to $29.3 million in 1998 from $20.2 million in 1997 is as a result of the addition of new staff necessary to implement the Company's business strategy.

     Interest Expense. The $18.2 million increase in the Company's interest expense is primarily related to borrowings on the Company's line of credit necessary to fund acquisitions and development commitments and the sale of $350.0 million of senior unsecured notes.

     Other Income (Expense), net. Other expenses decreased $5.2 million to $(0.3) million in 1998 from $(5.5) million in 1997 primarily as a result of increased interest income.


Discontinued Operations

     Income from operations of executive suites businesses increased from $0.9 million in 1997 to $6.5 million in 1998, primarily the result of net operating income earned from acquired executive suite businesses and the effect of having a full year of operations in 1998 as compared to five months in 1997.


Consolidated Cash Flows

     Net cash provided by operating activities increased $106.7 million, or 80.2%, to $239.8 million for 1998 as compared to $133.1 million for 1997, primarily as a result of the acquisitions made and development placed in service by the Company. Net cash used by investing activities decreased $13.4 million, to $985.3 million for 1998 as compared to $998.7 million for 1997, primarily as a result of capital deployed by the Company for acquisitions of office properties, executive office suites businesses, land held for future development, investments in construction in progress and proceeds from the sale of rental property. Net cash provided by financing activities decreased $104.1 million, to $757.8 million for 1998 as compared to $861.9 million for 1997, primarily as a result of a reduction in the amount of proceeds from the sale of common and preferred stock and an increase in the amount of dividends paid to the common and preferred stockholders. These items were offset by an increase in borrowings on the Company's unsecured credit facility and the issuance of unsecured notes.


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

     The Company has three investment grade ratings. Duff & Phelps Credit Rating Co. (DCR) and Standard & Poors (S&P) each had assigned their BBB rating to prospective senior unsecured debt offerings of the Company and their BBB-rating to prospective cumulative preferred stock offerings of the Company as of December 31, 1999. Moody's Investor Service (Moody's) has assigned its Baa3 rating to prospective senior unsecured debt offerings of the Company and its Ba2 rating to prospective cumulative preferred stock offerings of the Company as of December 31, 1999.

     The Company's total indebtedness at December 31, 1999 was $1.6 billion, of which $343 million, or 21.4%, bore a LIBOR-based floating interest rate. The weighted average interest rate under the unsecured credit facility for 1999 was 6.7%. Currently, the unsecured credit facility bears interest at 90 basis points over 30 day LIBOR. The Company's mortgage payable fixed rate indebtedness bore an effective weighted average interest rate of 8.04% at December 31, 1999 and has a weighted average term to maturity of 7.3 years. Based upon the Company's total market capitalization at December 31, 1999 of $3.566 billion (the common stock price was $21.13 per share; the total shares of common stock, convertible preferred stock and Units outstanding was 73,986,131 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400.0 million), the Company's debt represented 45.0% of its total market capitalization. The Company has a $450.0 million unsecured credit facility, of which $343.0 million had been advanced, letters of credit totaling $3.7 million were issued, and $103.3 million was available for draw. HQ Global has a $200.0 million unsecured credit facility, which is guaranteed by the Company. As of December 31, 1999, $140.5 million had been advanced, letters of credit totaling $10.8 million were issued, and $48.7 million was available for draw under the HQ Global unsecured credit facility. It is contemplated that the HQ Global facility will be repaid and terminated in connection with the proposed HQ Global/VANTAS transaction.

     Rental revenue and real estate service revenue have been the principal sources of capital to fund the operating expenses, debt service and capital expenditures of the Company and its affiliates, excluding non-recurring capital expenditures. The Company believes that these sources of revenue will continue to provide the necessary funds for its operating expenses and debt service. The Company and its affiliates also require capital to invest in its existing portfolio of operating assets for major capital projects such as large-scale renovations, routine capital expenditures and deferred maintenance on certain properties recently acquired and tenant related capital expenditures, such as tenant improvements and allowances and leasing commissions.

     Additionally, the Company and its affiliates (including CarrAmerica Development) will require a substantial amount of capital for development projects currently underway and planned for the future. As of December 31, 1999, the Company (including CarrAmerica Development) had approximately 1.3 million square feet of office space in 22 development projects underway which are expected to require a total investment by the Company of approximately $244.9 million. As of December 31, 1999, $149.0 million, or 60.8% of the total expected investment, had been expended.

     Historically, management has primarily met the Company's capital requirements by accessing the public equity and debt markets. However, because of unfavorable conditions currently existing in the REIT public equity and debt markets, the Company does not believe that these markets are currently providing the Company with the most attractive sources of capital. If conditions in the public equity or debt markets improve, the Company will evaluate the cost of capital raised in such markets to determine if it is the most attractive capital available to the Company at the time. However, there can be no assurance that conditions will improve in the near term. During 1999 and 1998 the Company funded its new development through proceeds from dispositions of properties. In addition, the Company announced the agreement with FrontLine Capital which is expected to provide the Company with estimated cash of $170.0 million.

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

     Net cash provided by operating activities was $175.0 million for the year ended December 31, 1999, compared to $239.8 million for the year ended December 31, 1998. The decrease in net cash provided by operating activities was primarily a result of changes in the timing of payments for prepaid and other assets and accounts payable and accrued expenses. The Company's investing activities provided approximately $83.7 million in 1999 and used approximately $985.3 million for the year ended December 31, 1998. The Company's investing activities include investment in existing real estate and executive office suites assets and acquisitions of office buildings (directly and through CarrAmerica Development), executive office suites businesses (through HQ Global, Omni UK and
LUX), and land held for future development and additions to construction in progress (directly and through CarrAmerica Development) and executive office suites development (through HQ Global, Omni UK and LUX). These investments declined from $1.087 billion in 1998 to $441.8 million in 1999. In addition, in 1999, the Company generated $487.9 million from sales of rental property compared to $194.1 million in 1998. Net of distributions to the Company's stockholders and minority interests, the Company's financing activities used net cash of $65.7 million in 1999 and provided $930.9 million for the year ended December 31, 1998. During 1998, the Company raised $969.5 million from stock sales, issuance of notes and borrowings on the unsecured lines of credit. In 1999, the Company used $56.8 million of funds to repurchase 5.0 million shares of common stock, net of proceeds from the refinance of existing mortgages.

     The Company plans to refinance the $150 million senior unsecured note due October 1, 2000.

     The Company's dividends are paid quarterly. Amounts accumulated for distribution are primarily invested by the Company in short-term investments that are collateralized by securities of the United States Government or certain of its agencies.


Year 2000 Compliance

     The Year 2000 issue is the risk that computer programs using two-digit date fields will fail to properly recognize the Year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or by government entities, service providers and vendors.

     With the assistance of a consulting firm and the Company's Steering Committee, the Company completed its assessment of the exposure to Year 2000 issue and successfully remediated areas of exposure. As of December 31, 1999, the Company had incurred approximately $2.75 million in costs for its Year 2000 program. The Company currently estimates that it will incur additional costs, which are not expected to exceed $0.1 million, to complete its Year 2000 compliance work. To the date of this report, the Company has not encountered any significant business interruptions or material adverse financial consequences related to the Year 2000 issue. However, there can be no assurances that the Company will not encounter material business interruptions or adverse financial consequences subsequent to the date of this report.


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

     The following table provides the calculation of the Company's funds from continuing operations for the years presented:


     (in thousands):                                                          1999             1998          1997
                                                                              ----             ----          ----
     Income from continuing operations before minority interest and
         extraordinary item                                                $ 168,678          136,052       86,077

     Adjustments to derive funds from operations:
         Add:
            Depreciation and amortization                                    117,829           99,274       72,496
            (Gain) loss on settlement of treasury locks                       (4,489)          13,729           --

         Deduct:
            Minority interests' (non Unitholders share of
     depreciation, amortization and net income)                                 (609)            (380)      (1,253)
            Gain on sale of assets, net of income taxes                      (54,822)         (37,580)      (5,420)
                                                                           ---------          -------      -------
     Funds from operations before allocation to the minority Unitholders     226,587          211,095      151,900

     Less:  Funds from operations allocable to the
         minority Unitholders                                                (16,545)         (15,507)     (12,697)
                                                                           ---------          -------      -------
     Funds from operations allocable to CarrAmerica Realty Corporation       210,042          195,588      139,203

     Less:  Preferred stock dividends                                        (35,448)         (35,571)     (10,991)
                                                                           ---------          -------      -------
     Funds from operations attributable to common shareholders:            $ 174,594          160,017      128,212
                                                                           =========          =======      =======


     Changes in funds from operations are largely attributable to the effect of property acquisitions and new developments, net of dispositions, during the periods and on net income and depreciation and amortization, as previously discussed.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     Increases in interest rates, or the loss of the benefits from any hedging agreements of the Company, would increase our interest expense, which would adversely affect cash flow. As of December 31, 1999, the Company had $343.0 million outstanding under its line of credit that bears interest at a floating rate and $635.4 of additional fixed rate mortgage debt. HQ Global also had $140.5 million outstanding under its unsecured credit facility as of December 31, 1999 which was guaranteed by the Company. The unsecured credit facilities mature in August 2001 and the mortgage loans mature at various times through 2009. The Company also has issued $625 million senior unsecured notes, which mature between 2000 and 2008.

     The Company is currently a party to an interest rate hedge agreement in order to hedge against the impact that interest rate fluctuations would have on the floating rate debt under its line of credit. Although the hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities, they expose us to the risk that the counterparties to such hedge agreements may not perform, negating the benefit of the hedging arrangements. In addition, if interest rates decline after we enter into a hedging agreement, our interest expense would be higher than the underlying floating rate and could result in us making payments to unwind such agreements. The Company has entered into an interest rate swap agreement effective October 12, 1999 which converts $100 million of its variable rate debt to fixed rate debt to reduce the Company's market risk from changes in interest rates. The interest rate swap agreement expires April 12, 2000.

     The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions, and other cash requirements. The Company also uses certain derivative financial instruments at times to limit market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

     If the market rates of interest on the Company's variable rate debt change by 10% (or approximately 56 basis points) the Company's interest expense would change by approximately $2.7 million, assuming the amount outstanding under the variable rate credit facilities remains at $483.5 million, the balance at December 31, 1999. Furthermore book value of these variable interest credit facilities approximates market value at December 31, 1999.

     A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments, but as fixed rate debt matures and if additional debt is acquired to fund the repayments under maturing facilities, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of the fixed rate mortgages and senior unsecured debt maturities (in thousands):

                   2000                            $   197,567
                   2001                                100,223
                   2002                                 44,627
                   2003                                 55,224
                   2004                                171,400
                   2005 & thereafter                   691,330
                                                   -----------
                                                   $ 1,260,371
                                                   ===========

     Assuming the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair value of the Company's fixed rate debt by approximately $25 million. The estimated fair market value of the fixed rate debt instruments and the senior unsecured notes at December 31, 1999 was $659.0 million and $584.8 million, respectively.

     Because we have made loans to foreign affiliates, Omni UK and LUX, we are exposed to risks that there will be a significant change in the rate of exchange between the United States dollar and various foreign currencies, as well as the possibility of the imposition or modification of exchange controls by governments or monetary authorities. These risks generally depend on factors beyond our control, such as economic, financial and political events and the supply and demand for various currencies. We may invest in other entities with operations in foreign countries, and if we do, the same risks will apply to the currencies utilized in those countries. The Company's current exposure to foreign currency fluctuations is not significant.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                   PART III


Item 10.   Directors and Executive Officers of the Registrant

     The information required by this item is hereby incorporated by reference to the material appearing in Part I of this Annual Report on Form 10-K and in the Notice of Annual Meeting of Stockholders to be held on May 4, 2000 (the "Proxy Statement").


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

3.7 Second Amendment and Restatement of By-laws of CarrAmerica Realty Corporation (incorporated by references to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 12, 1997).

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

4.1 Indenture, dated as of July 1, 1997, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company's 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1997).

4.2 Indenture, dated as of February 23, 1998, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company's 6.625% Notes due 2005 and 6.875% Notes due 2008, (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

4.3 Indenture, dated as of October 1, 1998 by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 2, 1998).

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

10.5 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P., dated as of December 31, 1998 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

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

10.10 1993 Carr Realty Option Plan (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-11, No. 33-53626).

10.11 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, No. 33-92136).

10.12 First Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.13 Second Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.14    1997 Stock Option and Incentive Plan (incorporated by reference to
         Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 1996).

10.15 First Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).

10.16 Second Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).

10.17 Third Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).

10.18 Fourth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999).

10.19 Fifth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan.

10.20 Noncompetition and Restriction Agreement by and among The Oliver Carr Company, Oliver T. Carr, Jr., Carr Realty Corporation and Carr Realty, L.P. (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-11, No. 33-53626).

10.21 Consolidated, Amended and Restated Promissory Note dated March 19, 1999 from Carr Realty, L.P. to the Northwestern Mutual Life Insurance Company.

10.22 Consolidated, Amended and Restated Deed of Trust and Security Agreement dated March 19, 1999 by and among Carr Realty, L.P., William H. Norton, and the Northwestern Mutual Life Insurance Company.

10.23 Stock Purchase Agreement, dated November 5, 1995, by and among Carr Realty Corporation, Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K filed November 6, 1995).

10.24 Stockholders Agreement, dated April 30, 1996 by and among Carr Realty Corporation, Carr Realty, L.P., Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.2 of Security Capital U.S. Realty's Schedule 13D dated April 30, 1996).

10.25 Registration Rights Agreement, dated April 30, 1996 by and among Carr Realty Corporation, Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.3 of Security Capital U.S. Realty's Schedule 13D dated April 30, 1996).

10.26 Fourth Amended and Restated Credit Agreement, dated August 27, 1998 by and among CarrAmerica Realty Corporation, Carr Realty, L.P., CarrAmerica Realty, L.P., Morgan Guaranty Trust Company of New York, Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., Wells Fargo Bank, National Association, Bank of America National Trust and Savings Association, and the other banks listed therein (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.27 Second Amended and Restated Credit Agreement, dated as of August 27, 1998, by and among HQ Global Workplaces, Inc., Inc., Morgan Guaranty Trust Company of New York, J.P. Morgan Securities Inc., Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., PNC Bank, National Association, Bank of America National Trust and Savings Association, Societe Generale, a French Banking Corporation, acting through its Southwest Agency, and other banks listed therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).


10.28 Amended and Restated Guaranty Agreement, dated as of August 27, 1998, made by CarrAmerica Realty Corporation in favor of Morgan Guaranty Trust Company, as bank and lead agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

11.1 Statement regarding computation of per share earnings; reference is made to Notes to Financial Statements, Footnote 1(L).

21.1     List of Subsidiaries.

23.1     Consent of KPMG LLP, dated March 24, 2000.

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

27.1     Financial Data Schedule as of and for the year ended December 31, 1999.

27.2     Financial Data Schedule as of and for the year ended December 31, 1998.

14(b)    Reports on Form 8-K

         Form 8-K filed November 15, 1999, regarding Supplemental Financial and Operating Information of the Company as of November 5, 1999.

14(c)    Exhibits

         The list of exhibits filed with this report is set forth in response to
Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)    Financial Statements

         None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 24, 2000.



                                  CARRAMERICA REALTY CORPORATION
                                  a Maryland corporation

                                  By:      /s/ THOMAS A. CARR
                                           ------------------
                                           Thomas A. Carr
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on March 24, 2000.

         Signature                        Title
         ---------                        -----
  *
  ------------------------------          Chairman of the Board
       Oliver T. Carr, Jr.                and Director

  /s/ THOMAS A. CARR
  ------------------------------          President, Chief Executive Officer and
         Thomas A. Carr                   Director

  /s/ RICHARD F. KATCHUK
  ------------------------------          Chief Financial Officer
         Richard F. Katchuk

  *
  ------------------------------          Director
         Ronald Blankenship

  *
  ------------------------------          Director
         Andrew F. Brimmer

  *
  ------------------------------          Director
         A. James Clark

  *
  ------------------------------          Director
         Timothy Howard

  *
  ------------------------------          Director
         Caroline S. McBride

  *
  ------------------------------          Director
         William D. Sanders

  *
  ------------------------------          Director
         Wesley S. Williams, Jr.

  By:  RICHARD F. KATCHUK
       -------------------------
         Richard F. Katchuk
         Attorney-in-fact

                        CARRAMERICA REALTY CORPORATION
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

         The following Consolidated Financial Statements and Schedule of CarrAmerica Realty Corporation and Subsidiaries and the Independent Auditors' Reports thereon are attached hereto:

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

         Consolidated Balance Sheets as of December 31, 1999 and 1998.....................................      F-2
         Consolidated Statements of Operations for the Years Ended
                  December 31, 1999, 1998 and 1997........................................................      F-3
         Consolidated Statements of Stockholders' Equity for the Years Ended
                  December 31, 1999, 1998 and 1997........................................................      F-4
         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1999, 1998 and 1997........................................................      F-5
         Notes to Consolidated Financial Statements.......................................................      F-7
         Independent Auditors' Report.....................................................................      F-26

FINANCIAL STATEMENT SCHEDULE

         Independent Auditors' Report.....................................................................      F-27
         Schedule III:  Consolidated Real Estate and Accumulated Depreciation as of
                  December 31, 1999 for CarrAmerica Realty Corporation and Subsidiaries...................      S-1

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
         Consolidated Balance Sheets as of December 31, 1999 and 1998
--------------------------------------------------------------------------------


(In thousands, except for per share and share amounts)
                                                                                      1999               1998
                                                                                      ----               ----
Assets
------
Rental property:
     Land                                                                         $   674,390       $    692,484
     Buildings                                                                      2,082,533          2,045,168
     Tenant improvements                                                              304,983            192,211
     Furniture, fixtures and equipment                                                  5,916              4,790
                                                                                  -----------       ------------
                                                                                    3,067,822          2,934,653
     Less - accumulated depreciation                                                 (323,455)          (257,215)
                                                                                  -----------       ------------
         Total rental property                                                      2,744,367          2,677,438

Land held for development                                                             104,050            119,141
Construction in progress                                                              116,013            347,294

Cash and cash equivalents                                                              51,886             26,136
Restricted cash and cash equivalents                                                   12,475             20,706
Accounts and notes receivable                                                          34,734             35,866
Investments                                                                            67,143             78,163
Accrued straight-line rents                                                            47,764             39,273
Tenant leasing costs, net of accumulated amortization
     of $31,667 in 1999 and $21,878 in 1998                                            58,848             42,552
Deferred financing costs, net of accumulated amortization
     of $12,309 in 1999 and $7,401 in 1998                                             15,621             18,446
Prepaid expenses and other assets, net of accumulated
     depreciation and amortization of $10,896 in 1999 and $8,239 in 1998               18,503             24,671
Net assets of discontinued operations                                                 207,668            197,574
                                                                                  -----------       ------------
                                                                                  $ 3,479,072       $  3,627,260
                                                                                  ===========       ============

Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------

Liabilities
     Mortgages and notes payable                                                    1,603,371          1,610,859
     Accounts payable and accrued expenses                                             68,643             85,105
     Rent received in advance and security deposits                                    27,757             28,542
                                                                                  -----------       ------------
         Total liabilities                                                          1,699,771          1,724,506

Minority interest                                                                      92,586             88,815

Stockholders' equity:
     Preferred Stock, $.01 par value, authorized 35,000,000 shares:
        Series A Cumulative Convertible Redeemable Preferred Stock, $.01 par
           value, 680,000 shares issued and outstanding with an aggregate
           liquidation preference of $17.0 million.                                         7                  7
        Series B, C and D Cumulative Redeemable Preferred Stock, 8,800,000
           shares issued and outstanding with an aggregate liquidation
           preference of $400.0 million.                                                   88                 88
     Common Stock, $.01 par value, authorized 180,000,000 shares, issued and
        Outstanding 66,826,288 shares at December 31, 1999 and 71,760,172
        shares at December 31, 1998.                                                      668                718
     Additional paid in capital                                                     1,816,990          1,926,057
     Cumulative dividends in excess of net income                                    (131,038)          (112,931)
                                                                                  -----------       ------------
         Total stockholders' equity                                                 1,686,715          1,813,939
                                                                                  -----------       ------------

Commitments and contingencies
                                                                                  $ 3,479,072       $  3,627,260
                                                                                  ===========       ============

See accompanying notes to consolidated financial statements


                               CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
                                                                   1999                1998               1997
                                                               ---------------    ---------------    ---------------
Operating revenues:
     Rental revenue:
         Minimum base rent                                       $ 422,440         $  379,502         $  274,603
         Recoveries from tenants                                    58,426             46,947             37,134
         Parking and other tenant charges                           17,983             14,006             13,765
                                                                 ---------         ----------         ----------
              Total rental revenue                                 498,849            440,455            325,502
                                                                 ---------         ----------         ----------
     Real estate service income                                     17,054             16,167             15,998
                                                                 ---------         ----------         ----------
              Total operating revenues                             515,903            456,622            341,500
                                                                 ---------         ----------         ----------

Operating expenses:
     Property expenses
         Operating expenses                                        122,676            109,514             84,432
         Real estate taxes                                          44,529             40,174             30,394
     Interest expense                                               89,057             71,419             51,455
     General and administrative                                     38,894             32,356             21,839
     Depreciation and amortization                                 119,700            100,810             75,609
                                                                 ---------         ----------         ----------
              Total operating expenses                             414,856            354,273            263,729
                                                                 ---------         ----------         ----------

              Operating income                                     101,047            102,349             77,771
                                                                 ---------         ----------         ----------

Other income:
     Interest Income                                                 3,936              3,989              2,231
     Equity in earnings of unconsolidated partnerships               5,167              5,282                655
     Gain (loss) on treasury locks                                   4,489            (13,729)                --
                                                                 ---------         ----------         ----------
              Total other income                                    13,592             (4,458)             2,886
                                                                 ---------         ----------         ----------

              Income from continuing operations before
              income taxes, minority interests, gain on sale
              of assets and extraordinary item                     114,639             97,891             80,657
     Income taxes                                                     (783)                --                 --
     Minority Interest                                             (17,599)           (16,072)            (8,277)
                                                                 ---------         ----------         ----------
              Income from continuing  operations  before gain
              on sale of assets and extraordinary item              96,257             81,819             72,380

     Discontinued operations - income (loss) from Executive
     Suites operations (less applicable income tax expense
     (benefit) of ($816), $1,898 and ($41), respectively).          (7,862)             6,518                940
                                                                 ---------         ----------         ----------

              Income before gain on sale of assets and
              extraordinary item                                    88,395             88,337             73,320

     Gain on sale of assets, net of income taxes                    54,822             38,160              5,420
     Extraordinary item-loss on early extinguishment of debt            --                 --               (608)
                                                                 ---------         ----------         ----------

              Net income                                           143,217            126,497             78,132
                                                                 =========         ==========         ==========

Basic net income per common share
     Income (loss) from continuing operations                         0.90               0.67               1.11
     Discontinued operations                                         (0.12)              0.10               0.02
     Gain on sale of assets, net                                      0.81               0.56               0.10
     Extraordinary item                                                 --                 --              (0.01)
                                                                 ---------         ----------         ----------
     Net income                                                       1.59               1.33               1.22
                                                                 =========         ==========         ==========
Diluted net income per share
     Income (loss) from continuing operations                         0.90               0.67               1.11
     Discontinued operations                                         (0.12)              0.09               0.02

     Gain on sale of assets, net                                      0.81               0.56               0.10
     Extraordinary item                                                 --                 --              (0.01)
                                                                 ---------         ----------         ----------
     Net income                                                       1.59               1.32               1.22
                                                                 =========         ==========         ==========

See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity for the
                 Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

(In thousands, except share amounts)

                                                                                                     Dividends in
                                                                                      Additional      excess of
                                   Preferred     Common       Preferred    Common      paid-in       cumulative
                                    shares       shares         stock       stock      capital        earnings      Total
                                  -----------  ----------    ----------  ---------   -----------     ----------   ----------
Balance at December 31, 1996        1,740,000    43,789,073   $    17       $  438     $   837,355    $   (50,332)  $  787,478

  Sales of common stock                    --    15,032,815        --          151         400,781             --      400,932
  Sales of Preferred Stock          8,800,000            --        88           --         386,843             --      386,931
  Shares issued in exchange
    for Unit redemptions                   --       118,722        --            2           3,955             --        3,957
  Exercise of stock options                --        93,168        --           --             280             --          280
  Conversion of Series A
    Cumulative Convertible
    Redeemable Preferred
    Stock to Common Stock            (960,000)      960,000        (9)           9              --             --           --
  Net income                               --            --        --           --              --         78,132       78,132
  Dividends Paid                           --            --        --           --              --       (105,013)    (105,013)
                                   ----------   -----------   -------       ------     -----------    -----------   ----------
Balance at December 31, 1997        9,580,000    59,993,778        96          600       1,629,214        (77,213)   1,552,697

  Sales of common stock                    --    11,612,781        --          116         296,373             --      296,489
  Shares issued in exchange
    for Unit redemptions                   --        51,613        --            1             452             --          453
  Exercise of stock options                --         2,000        --           --              18             --           18
  Conversion of Series A
    Cumulative Convertible
    Redeemable Preferred
    Stock to Common Stock            (100,000)      100,000        (1)           1              --             --           --
  Net income                               --            --        --           --              --        126,497      126,497
  Dividends Paid                           --            --        --           --              --       (162,215)    (162,215)
                                   ----------   -----------   -------       ------     -----------    -----------   ----------
Balance at December 31, 1998        9,480,000    71,760,172        95          718       1,926,057       (112,931)   1,813,939

  Repurchase of common stock               --    (5,000,000)       --          (50)       (109,752)            --     (109,802)
  Shares issued in exchange
    for Unit redemptions                   --        38,430        --           --             551             --          551
  Exercise of stock options                --        27,686        --           --             134             --          134
  Net income                               --            --        --           --              --        143,217      143,217
  Dividends Paid                           --            --        --           --              --       (161,324)    (161,324)
                                   ----------   -----------   -------       ------     -----------    -----------   ----------
Balance at December 31, 1999        9,480,000    66,826,288   $    95       $   668    $ 1,816,990    $  (131,038)  $1,686,715
                                   ==========   ===========   =======       =======    ===========    ===========   ==========

See accompanying notes to consolidated financial statements


                                          CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows for the Years
                                              Ended December 31, 1999, 1998 and 1997
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                  1999                1998               1997
                                                                                  ----                ----               ----
Cash flows from operating activities:
     Net income                                                                   $ 143,217           126,497            78,132
                                                                             ----------------    ----------------    -------------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                              140,349           111,022            76,958
         Minority interest in income                                                 17,415            16,076             8,273
         Gain on sale of assets                                                     (54,822)          (38,160)           (5,420)
         Equity in earnings of unconsolidated partnerships                           (5,167)           (5,282)             (655)
         Stock and units issued in connection with compensation plans                 2,356               312                --
         Extraordinary item-loss on early extinguishment of debt                         --                --               608
         Other                                                                        1,825               685                --
     Changes in assets and liabilities, net of acquisitions:
           Increase in accounts receivable and notes receivable                     (10,736)           (6,605)          (26,422)
           Increase in accrued straight-line rents                                  (14,331)          (13,919)           (9,533)
           Additions to tenant leasing costs                                        (13,049)          (12,949)          (10,671)
           (Increase) decrease in prepaid expenses and other assets                 (23,728)            7,453           (22,615)
           (Decrease) increase in accounts payable and accrued expenses             (16,027)           37,066            34,654
           Increase in rent received in advance and security deposits                 7,700            17,556             9,768
                                                                             ----------------    ----------------    -------------
                  Total adjustments                                                  31,785           113,255            54,945
                                                                             ----------------    ----------------    -------------
                  Net cash provided by operating activities                         175,002           239,752           133,077
                                                                             ----------------    ----------------    -------------

Cash flows from investing activities:
     Acquisition and development of rental property                                 (78,957)         (337,080)         (728,304)
     Acquisition and development of executive suites assets                         (83,709)         (217,439)          (45,736)
     Additions to land held for development                                          (3,149)         (132,416)          (96,225)
     Additions to construction in progress                                         (275,942)         (400,391)         (180,104)
     Distributions from unconsolidated partnerships                                  19,424             5,852             1,574
     Investments in unconsolidated partnerships                                      (5,191)          (82,120)           (7,398)
     Acquisition of minority interest                                                (2,231)               --                --
     Decrease (increase) in restricted cash and cash equivalents                     25,586           (15,802)           (6,019)
     Proceeds from sales of rental property                                         487,883           194,075            63,479
                                                                             ----------------    ----------------    -------------
                  Net cash provided by (used by) investing activities                83,714          (985,321)         (998,733)
                                                                             ----------------    ----------------    -------------

Cash flows from financing activities:
     Net proceeds from sales of common and preferred stock                               --           296,518           788,143
     Repurchase of common stock                                                    (109,802)               --                --
     Net borrowings (repayments) on unsecured credit facilities                       1,000           323,000           (55,500)
     Proceeds from issuance of senior unsecured notes                                    --           350,000           275,000
     Proceeds from refinancing of existing mortgages                                 51,980                --                --
     Repayment of mortgages payable                                                 (13,468)          (25,412)          (19,305)
     Contributions from minority interests                                            6,066             3,622             1,502
     Dividends paid                                                                (161,324)         (162,215)         (105,013)
     Deferred financing costs                                                        (1,516)          (16,821)           (4,179)
     Distributions to minority interests                                            (11,302)          (10,932)           (9,276)
     Disposition of mortgage payable from sale of rental property                       --                 --            (9,508)
                                                                             ----------------    ----------------    -------------
                  Net cash (used by) provided by financing activities              (238,366)          757,760           861,864
                                                                             ----------------    ----------------    -------------
                  Effect of foreign currency translation                             (1,517)              463                --
                                                                             ----------------    ----------------    -------------
                  Increase (decrease) in unrestricted cash
                      and cash equivalents                                           18,833            12,654            (3,792)
Unrestricted cash and cash equivalents, beginning of the period                      36,499            23,845            27,637
                                                                             ----------------    ----------------    -------------
Unrestricted cash and cash equivalents, end of the period                          $ 55,332            36,499            23,845
                                                                             ================    ================    =============
Supplemental disclosure of cash flow information:
     Cash paid for  interest  (net of  capitalized  interest  of $26,485 in
       1999,
     $30,482 in 1998 and $12,571 in 1997)                                          $ 95,221            81,428            41,170
                                                                             ================    ================    =============

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows for the Years
                    Ended December 31, 1999, 1998 and 1997
---------------------------------------------------------------------------

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


See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

(a)  Business

     CarrAmerica Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"), organized under the laws of Maryland, which owns, develops, acquires and operates office properties. The Company's office properties primarily are located in 14 suburban markets across the United States.

(b)  Basis of Presentation

     The accounts of the Company and its majority-owned/controlled subsidiaries and affiliates are consolidated in the accompanying financial statements. The Company uses the equity method of accounting for its investments in and earnings and losses of unconsolidated partnerships not majority-owned/controlled by the Company. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     The Company conducts an executive suites business through its affiliates HQ Global Workplaces, Inc. ("HQ Global"), OmniOffices (UK) Limited ("Omni UK"), and OmniOffices (Lux) 1929 Holding Company S.A. ("LUX"). On January 20, 2000, the Company, HQ Global, VANTAS Incorporated ("VANTAS") and Reckson Service Industries, Inc. d/b/a FrontLine Capital Group ("FrontLine Capital Group") entered into several agreements pursuant to which a series of transactions will occur, including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine Capital Group of certain shares of common stock of HQ Global from the Company and other stockholders of HQ Global, and (iii) the acquisition by HQ Global from the Company of the Company's debt and equity interests in Omni UK and LUX. Following the completion of these transactions, FrontLine Capital Group will own a substantial majority of the outstanding stock of HQ Global, with the Company retaining a minority interest in HQ Global. The net assets and results of the executive suites business are reported as a discontinued operation and certain reclassifications of prior year information have been made to conform to the current year presentation.

(c)  Rental Property

     Rental property is recorded at cost less accumulated depreciation (which is less than the fair value of the rental property). Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

       Base Building..............................................  30 to 50 years
       Building components........................................  7 to 20 years
       Tenant improvements........................................  Terms of the leases or useful lives, whichever is shorter
       Leasehold improvements, furniture, fixtures and equipment..  5 to 15 years

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

     The Company reviews its rental property to determine the point at which the asset is under contract for sale, with contingencies waived and nonrefundable earnest money posted. If an asset is subject to these conditions, the asset is reclassified to "Assets Available for Sale", and depreciation is discontinued.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

(g)  Goodwill, Real Estate Service Contracts and Other Intangibles

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired in the acquisition of the now discontinued executive suites businesses, is amortized on the straight-line basis over 30 years.

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

     Real estate service revenue for certain properties it manages, leases and develops for third parties is recognized when services are performed.

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

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

federal income taxes for the Company and certain of its subsidiaries in the accompanying consolidated financial statements.

     Certain subsidiaries, organized as partnerships, of the Company are subject to District of Columbia franchise tax which is included in income taxes in the accompanying consolidated financial statements.

     CarrAmerica Development, Inc. ("CarrAmerica Development"), the Company's development affiliate, Carr Real Estate Services, Inc. ("Carr Services, Inc."), the Company's real estate service affiliate, HQ Global, Omni UK and LUX, file separate tax returns and are subject to federal, state and local income taxes as well as certain foreign taxes. The Company uses the asset and liability method of accounting for income taxes for these affiliates as measured by enacted tax rules and regulations

(k)  Hedging Transactions

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

(l)  Per Share Data and Dividends

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations before extraordinary item.

                                 Year Ended December 31, 1999     Year Ended December 31, 1998     Year Ended December 31, 1997
                                 -----------------------------    ----------------------------     -----------------------------
                                  Income       Shares       Per    Income        Shares      Per    Income       Shares      Per
                                  (000's)      (000's)     Share   (000's)       (000's)    Share   (000's)      (000's)    Share
                                (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                                --------------------------------------------------------------------------------------------------
   Basic EPS                      $115,631      67,858     $1.71   $ 84,408      68,577    $ 1.23   $ 66,809      54,873    $ 1.21
   Effect of Dilutive
     Securities
     Stock Options                      --         124        --         --         201        --         --         205        --
     Units in Carr Realty, LP           --          --        --         --          --        --      5,530       4,519        --
                                 -------------------------------------------------------------------------------------------------
   Diluted  EPS                   $115,631      67,982     $1.71   $ 84,408      68,778    $ 1.23   $ 72,339      59,597    $ 1.21
                                 =================================================================================================

     Income from continuing operations before extraordinary item has been reduced by preferred stock dividends of $35,448, $35,571 and $10,991 for 1999, 1998 and 1997, respectively.

     The effects of units and Series A Preferred Stock are not included in the computation of diluted EPS for a given year if their effect is antidilutive.

Following is the income tax status of common stock dividends paid during the last three calendar years:

                                           1999        1998        1997
                                           ----        ----        ----
               Ordinary income              78%         92%         90%
               Capital Gain                 22%         --          --
               Return of Capital            --           8%         10%


(m)  Cash Equivalents

     For the purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(n)  Accumulated Other Comprehensive Income

     The financial statements of Omni UK and LUX, foreign affiliates, have been prepared in the respective local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for assets and liabilities and at an average exchange rate for the period on the statement of operations. Translation adjustments have no effect on net income and are in other net assets of discontinued operations. Comprehensive income of the Company represents net income and these translation adjustments. Comprehensive income amounted to $141.7 million in 1999 and $127.0 million in 1998.

(o)  Segment Operations

     The Company's reportable segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

(p)  Stock / Unit Option Plans

     The Company accounts for its option and unit plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expenses would be recorded only if the current market price of the underlying unit or stock on the date of grant exceeded the exercise price.

(q)  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement as amended is effective for the Company beginning January 1, 2001. The Company has not yet determined the impact of this pronouncement on its financial position and operations.

(r)  Reclassifications

     Certain reclassifications of the prior years' amounts have been made to conform to the current period's presentation.

(2)  Mortgages, Unsecured Notes and Credit Facility

     The Company's mortgages payable, unsecured credit facility and senior unsecured notes are summarized as follows (in thousands):


                                             December 31,      December 31,
                                                 1999              1998
                                                 ----              ----
               Fixed rate mortgages           $  635,371        $  596,859
               Unsecured credit facility         343,000           389,000
               Senior unsecured notes            625,000           625,000
                                              ----------        ----------
                                              $1,603,371        $1,610,859
                                              ==========        ==========

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Mortgages payable are collateralized by certain rental properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from November 2000 through September 2009. The weighted average interest rate of mortgages payable was 8.04% at December 31, 1999 and 8.2% at December 31, 1998.

     The Company has a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. At December 31, 1999, the credit facility bore interest, as selected by the Company, at either (i) the higher of the prime rate or the Federal Funds Rate for such day or (ii) an interest rate equal to 90 basis points above the 30 day London Interbank Offered Rate (LIBOR). The Company has predominately selected interest rates equal to 90 basis points above the 30 day LIBOR rate for initial draws and upon the expiration of current LIBOR contracts. The credit facility matures in August 2001. At December 31, 1999, the Company had $103.3 million available for draw under the credit facility.

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

     The Company has senior unsecured notes outstanding in the aggregate principal amount of $625 million. These notes are in the form of $150 million of 6.625% notes due in 2000, $150 million of 7.20% notes due in 2004, $100 million of 6.625% notes due in 2005, $125 million of 7.375% notes due in 2007 and $100 million of 6.875% notes due in 2008. The notes due in 2000, 2005 and 2008 were issued in 1998. The notes due in 2004 and 2007 were issued in 1997. The Company's senior unsecured notes contain various covenants with which the Company must comply: limits on both the aggregate amount of indebtedness and secured indebtedness the Company may have outstanding on a consolidated basis; and, limits on the Company's required debt service payments. The senior unsecured notes are unconditionally guaranteed by CarrAmerica Realty, L.P.

The annual maturities of debt as of December 31, 1999 are summarized as follows (in thousands):


               2000                             $  197,567/(1)/
               2001                                443,223/(2)/
               2002                                 44,627
               2003                                 55,224
               2004                                171,400/(3)/
               2005 and thereafter                 691,330/(4)/
                                                ----------
                                                $1,603,371
                                                ==========

______________________

(1)  Includes $150 million of senior unsecured notes, which mature in 2000.
(2) Includes $343 million outstanding under the Company's $450 million unsecured line of credit.
(3)  Includes $150 million of senior unsecured notes, which mature in 2004.
(4) Includes $325 million of senior unsecured notes, $100 million of which matures in 2005, $125 million of which matures in 2007, and $100 million of which matures in 2008.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Restricted cash and cash equivalents consists primarily of escrow deposits required by lenders to be used for future building renovations, tenant improvements or as collateral for letters of credit.

     Based on the borrowing rates available to the Company for fixed rate mortgages payable with similar terms and average maturities, the estimated fair value of these mortgages at December 31, 1999 and 1998 was approximately $659.0 million and $615.5 million, respectively. The fair market value of the senior unsecured notes payable at December 31, 1999 and 1998 was $584.8 million and $610.1 million, respectively. The fair market value of the unsecured credit facility approximates book value.

(3)  Discontinued Operations

     On January 20, 2000, the Company, HQ Global, VANTAS and FrontLine Capital Group entered into several agreements pursuant to which a series of transactions will occur, including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine Capital Group of certain shares of common stock of HQ Global from the Company and other stockholders of HQ Global, and (iii) the acquisition by HQ Global from the Company of the Company's debt and equity interests in Omni UK and LUX. Following the completion of these transactions, FrontLine Capital Group will own a substantial majority of the outstanding stock of HQ Global, with the Company retaining a minority interest in HQ Global.

     HQ Global has $140.5 million outstanding under a $200.0 million credit facility with Morgan. The Company unconditionally guarantees this credit facility and the terms of the HQ Global credit facility with respect to interest rate and maturity are the same as the terms of the Company's unsecured credit facility with Morgan. The borrowings outstanding under the HQ Global unsecured credit facility are included within net assets of discontinued operations in the accompanying balance sheets.

     The assets and liabilities of the executive suites businesses at December 31, 1999 and 1998, are as follows (in thousands):

                                                              December 31, 1999     December 31, 1998
                                                              -----------------     -----------------
          Assets:
             Rental property, net                                   $ 98,880               53,673
             Goodwill, net of accumulated amortization               253,050              221,570
             Other assets                                             87,000               88,555
                                                                    --------              -------
               Total assets                                         $438,930              363,798

          Liabilities and other:
             Unsecured credit facility                               140,500               93,500
             Other liabilities                                        81,256               67,812
                                                                    --------              -------
                                                                     221,756              161,312

             Minority interest                                        10,560                4,449
             Foreign currency translation adjustment                  (1,054)                 463

                                                                    --------              -------
          Net assets of discontinued operations                     $207,668              197,574
                                                                    ========              =======

     Executive Suites revenue (included in discontinued operations in the statement of operations) represents rental income from executive suites customers and income from various services provided to these customers, such as, telephone and administrative support. Such revenue is recognized as earned. Total revenues for the executive suites operations were $237.2 million for 1999; $145.9 million for 1998 and $17.9 million for 1997.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The executive suite businesses lease certain commercial office space for its operations under noncancellable operating leases with initial terms ranging from 10 to 15 years. Future minimum lease payments required under these operating leases as of December 31, 1999 were (in thousands) $83,018 for 2000; $85,384 for 2001; $80,950 for 2002; $76,816 for 2003; $71,766 for 2004 and
$393,638 for 2005 and thereafter.

     The Company does not expect a loss from disposal of the executive suites businesses. The merger is scheduled to close on or before April 30, 2000. The proposed transaction is subject to satisfaction of a number of conditions. There can be no assurance that the proposed transaction will be consummated.

(4)  Minority Interest

     In conjunction with the formation of the Company and its majority-owned subsidiary, Carr Realty, L.P., persons contributing interests in properties to Carr Realty, L.P. had the right to elect to receive either common stock of the Company or Units in Carr Realty, L.P. In addition, the Company has acquired certain assets since its formation by issuing distribution paying Units and non-distribution paying Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-distribution paying Units are not entitled to any distributions until they automatically convert into distribution paying Units at various dates in the future. During the year ended December 31, 1999, 107,919 non-distribution paying units of CarrAmerica Realty, L.P. were converted to 108,673 distribution paying units. Each distribution paying Unit, subject to certain restrictions, may be redeemed for either one share of common stock or, at the option of the Company, cash equal to the fair market value of a share of common stock at the time of the redemption. When a Unitholder redeems a distribution paying Unit for a share of common stock or cash, minority interest is reduced and the Company's investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as the case may be, is increased. During the years ended December 31, 1999 and 1998, 38,430 and 51,613 distribution paying Units, respectively, of Carr Realty, L.P. were redeemed for common stock of the Company.

     The following table sets forth the common stock and preferred stock which is convertible into common stock, of the Company and Units of Carr Realty, L.P. and CarrAmerica Realty, L.P. (in thousands):

                                Common        Convertible     Distribution   Non-Distribution
                                 Stock      Preferred Stock   Paying Units     Paying Units
                              Outstanding     Outstanding     Outstanding      Outstanding
                              -----------   ---------------   ------------   ----------------
   As of December 31:
   1999                          66,826            680             6,048            432
   1998                          71,760            680             5,978            540
   1997                          59,994            780             5,699            540

   Weighted average for:
   1999                          67,858            680             6,003            495
   1998                          68,577            745             5,985            540
   1997                          54,873          1,322             5,381            540

Minority interest in the accompanying consolidated financial statements relates primarily to holders of units.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(5)  Investments in Unconsolidated Partnerships

     The Company owns interests ranging from 15% to 50% in real estate property operations and development operations through unconsolidated partnerships. The Company had six investments in 1999, eight investments in 1998 and five investments in 1997 in these partnerships. The combined condensed financial information for the unconsolidated partnerships is as follows (in thousands):

Real Estate Property Operations


                                                       December 31,
     Balance Sheets                                1999             1998
                                               -------------    -------------
     Assets
     ------
     Rental property, net                      $     188,463        248,004
       Cash and cash equivalents                       4,549         19,398

       Other assets                                   36,821         47,379
                                               -------------    -----------
                                               $     229,833        314,781

                                               =============    ===========
     Liabilities and Partners' Deficit
     ---------------------------------
     Liabilities:
       Notes payable                           $     230,830        291,803

       Other liabilities                              18,637         27,831
                                               -------------    -----------
         Total liabilities                           249,467        319,634
     Partners' (deficit)                             (19,634)        (4,853)
                                               -------------    -----------
                                               $     229,833        314,781
                                               =============    ===========


                                                1999        1998        1997
                                              ---------   --------   --------
     Statements of Operations
     Revenue                                   $ 39,825     90,734     82,583
     Depreciation and amortization expense        7,370     11,331     10,217
     Interest expense                            19,464     26,123     26,257
     Other expenses                              11,371     47,853     42,335
                                              ---------   --------   --------

       Net income                             $   1,620      5,427      3,774
                                              =========   ========   ========

Development Operations


                                                  December 31,
     Balance Sheets                            1999         1998
                                            ---------    ---------
     Assets
     ------
     Land and construction in progress      $  47,134        22,213
     Cash and cash equivalents                    372        18,456
     Other assets                                 994         1,667
                                           ----------    ----------
                                            $  48,500        42,336
                                           ==========    ==========
     Liabilities and Partners' Capital
     ---------------------------------
     Liabilities:
       Notes payable                        $   18,500       18,350
       Other liabilities                            78          313
                                           -----------   ----------
          Total liabilities                     18,578       18,663
     Partners' Capital                          29,922       23,673
                                           -----------   ----------
                                            $   48,500       42,336
                                           ===========   ==========


     Statements of Operations        1999             1998          1997
                                    ------           ------        ------

         Revenue                    $   --               --            --
         Other expenses                 --              197            --
                                    ------           ------        ------
                  Net loss          $   --             (197)           --
                                    =======          ======        ======

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(6)  Lease Agreements

     The following table summarizes the real estate property operations future minimum base rent to be received under noncancellable tenant leases and the percentage of total rentable space under leases expiring each year, as of December 31, 1999 (in thousands):

                                        Future              Percentage of
                                       Minimum            Total Space Under
                                         Rent              Leases Expiring
                                  -------------       ----------------------
         2000                       $   433,809                8.4%
         2001                           414,197                9.4
         2002                           374,240               15.1
         2003                           308,522               14.0
         2004                           230,658               15.9
         2005 & thereafter              644,992               37.2
                                  -------------
                                    $ 2,406,418
                                  =============


     The leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. These increases are generally payable in equal installments throughout the year.

     The Company leases land beneath two office properties located in metropolitan Washington, D.C. and one office property located in Santa Clara, California. The Company also leases land adjacent to an office property in Chicago. The initial terms of these leases range from 5 years to 99 years, with the last lease maturing in the year 2086. The minimum base annual rental payment associated with these leases is $2.4 million.

(7)  Preferred Stock

     The Company is authorized to issue 35,000,000 shares of Preferred Stock. On October 25, 1996, the Company issued 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at $25 per share. Dividends for the Series A Preferred Stock are cumulative from the date of issuance and are payable quarterly in arrears in an amount per share equal to the greater of (1) $1.75 per share per annum, or (2) the cash dividend paid on the number of shares, or portion thereof, of the Company's common stock into which a share of Series A Preferred Stock is convertible. The Series A Preferred Stock has a liquidation preference of $25 per share. After April 25, 1997, each share of Series A Preferred Stock became convertible, at the option of the holder, into one share of the Company's common stock, subject to certain conversion adjustments. As of December 31, 1999, 1,060,000 shares of Series A Preferred Stock had been converted into the Company's common stock. After October 25, 1999, each outstanding share of Series A Preferred Stock became redeemable at the Company's option, at $25 per share, plus accrued and unpaid dividends.

     As of December 31, 1999, the following additional preferred stock issued by the Company was outstanding:

                                         Liquidation
                Shares     Issue Date     Preference      Dividend Rate
    ---------- ---------  ------------   -----------     ---------------
     Series B  8,000,000    August 1997   $  25.00            8.57%
     Series C  6,000,000  November 1997   $  25.00            8.55%
     Series D  2,000,000  December 1997   $  25.00            8.45%

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                  Series B - August 12, 2002
                  Series C - November 6, 2002
                  Series D - December 19, 2002

(8)  Stock/Unit Option Plans

     As of December 31, 1999, the Company had three option plans: two plans for the purpose of attracting and retaining executive officers and other key employees (1997 Employee Stock Option and Incentive Plan and the 1993 Carr Realty Option Plan); and the other plan for the purpose of attracting and retaining directors who are not employees of the Company (1995 Non-Employee Director Stock Option Plan).

     The 1997 Employee Stock Option and Incentive Plan ("Stock Option Plan") allows for the grant of options to purchase the Company's common stock at an exercise price which is equal to the fair market value of the common stock at the date of grant. The Stock Option Plan was approved by the Company's stockholders at its Annual Meeting of Stockholders on May 8, 1997. At December 31, 1999, the Company had options and units to purchase 10,000,000 shares of common stock and units reserved for issuance under the Stock Option Plan, of which 5,225,621 were outstanding. All of the outstanding options have a 10-year term from the date of grant. The majority of the options vest over a five-year period, 20% per year, with the exception of 1,492,500 options which vest over a four-year period, 25% per year, and 450,000 options which vest at the end of five years.

     The 1993 Carr Realty Option Plan allows for the grant of options to purchase Units of Carr Realty, L.P. (Unit options) that are exercisable at the fair market value of the Units at the date of grant, which is deemed to be equivalent to the fair market value of the Company's common stock at such date. Units (following exercise of Unit options) are redeemable for cash or common stock of the Company, at the option of the Company. At December 31, 1999, the Company had options to purchase 1,266,900 Units authorized for grant under the 1993 Carr Realty Option Plan, of which 820,622 were outstanding. All of the outstanding options have a 10-year term from the date of grant and vest over a five-year period, 20% per year

     The 1995 Non-Employee Director Stock Option Plan provides for the grant of options to purchase the Company's common stock at an exercise price which is equal to the fair market value of the common stock on the date of grant. Under this plan, each newly elected non-employee director was granted options to purchase 3,000 shares of the Company's common stock upon commencement of service. In connection with each annual election of directors, each continuing non-employee director will receive options to purchase 7,500 shares of the Company's common stock. The stock options have a 10-year term from the date of grant and vest over a three-year period, 33 1/3% per year. At December 31, 1999, the Company had 270,000 shares of common stock authorized for grant under the 1995 Non-Employee Director Stock Option Plan, of which 243,392 were outstanding.

     The per share weighted-average fair values of Unit options and stock options granted during 1999, 1998 and 1997 was $2.25, $2.38 and $2.84, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield of 7.54%, risk free interest rate of 5.16%, stock volatility of 22.78%, and expected option life of 3.95 years; 1998 - expected dividend yield of 7.38%, risk free interest rate of 5.05%, stock volatility of 21.82%, and expected option life of 5.00 years; 1997 - expected dividend yield of 7.36%, risk free interest rate of 6.26%, stock volatility of 19.42%, and expected option life of
5.46 years.

     The Company applies APB Opinion No. 25 in accounting for its Unit options and stock options. Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its unit and stock options under the fair value method. For 1999 and 1998 the Company's pro forma net income and basic EPS was $140,507 and $1.55, and $125,026 and $1.30, respectively.

Unit option and stock option activity during 1999, 1998 and 1997 is as follows:

                            1993 Plan         1995 Plan          1997 Plan
                         ----------------  ---------------- -------------------
                                 Weighted          Weighted           Weighted
                         Shares   Average  Shares   Average  Shares    Average
                          Under  Exercise   Under  Exercise   Under   Exercise
                         Option   Price    Option   Price    Option    Price
                         ------  --------  ------- --------  ------   ---------

Outstanding at
  December 31, 1996     989,733   23.056   69,000    22.531         --      --
  Granted                12,389   28.250   38,000    28.288  1,039,231  29.060
  Exercised              80,500   23.327   12,668    22.089         --      --
  Forfeited              33,000   23.565       --        --     17,250  29.205
                        -------  -------   ------    ------  ---------  ------

Outstanding at
  December 31, 1997     888,622   23.084   94,332    24.909  1,021,981  29.057
  Granted                    --       --   97,560    25.004  4,217,500  26.178
  Exercised               1,000   22.875    1,000    17.750         --      --
  Forfeited              20,000   24.375       --        --    159,912  29.514
                        -------  -------   ------    ------  ---------  ------

Outstanding at
  December 31, 1998     867,622   23.055  190,892    24.995  5,079,569  26.652
  Granted                    --       --   52,500    24.250    451,500  23.008
  Exercised              16,200   23.480       --        --         --      --
  Forfeited              30,800   24.643       --        --    737,433  26.477
                        -------  -------   ------    ------  ---------  ------

Outstanding at
  December 31, 1999     820,622   22.987  243,392    24.835  4,793,636  26.332
                        =======  =======  =======    ======  =========  ======

Options exercisable at:
  December 31, 1997     530,718            17,001                   --
  December 31, 1998     702,542            52,332              203,890
  December 31, 1999     791,388           113,185            1,103,832


         The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                                Options Outstanding                                              Options Exercisable
------------------------------------------------------------------------------------     -------------------------------------
                           Outstanding      Weighted-Average                              Exercisable
  Range of Exercise           as of             Remaining         Weighted-Average           as of          Weighted-Average
        Prices              12/31/1999      Contractual Life       Exercise Price         12/31/1999         Exercise Price
-----------------------    -------------    ------------------    ------------------     --------------    -------------------
$15.0941 - $18.1128             16,000                5.3                $17.7500             16,000               $17.7500
$18.1129 - $21.1316             25,000               10.0                $19.0000                 --                     --
$21.1317 - $24.1504          3,293,293                7.4                $23.3209          1,202,703               $23.0512
$24.1505 - $27.1692            167,832                8.4                $24.8272             41,532               $25.0307
$27.1693 - $30.1880          2,350,525                7.0                $29.4717            748,170               $29.3533
                           -------------    ------------------    ------------------     --------------    -------------------
                             5,852,650                7.2                $25.8007          2,008,405               $25.3975

The Company has also granted to key executives 449,737 restricted stock units under the 1997 Stock Option Plan. The stock units were granted at a zero exercise price. The fair market value of the units at the date of grant ranged from $22.00 to $23.938 per unit. The units are subject to a 5-year vesting schedule, at 20% per year. Compensation expense of $2.0 million and $0.3 million for 1999 and 1998, respectively, was recognized. During 1999, 11,486 units were converted to common stock.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(9)      Transactions With Affiliates

         Accounts receivable includes management and leasing fees, development and architectural fees and payroll reimbursements receivable from affiliates of $6.1 million at December 31, 1999 and $3.5 million at December 31, 1998. This amount includes a leasing commission receivable of $2.1 million at December 31, 1999 and $2.3 million at December 31, 1998, which receivable is collectible in quarterly installments of approximately $47,000 through September 2011. The fair market value of this receivable is $1.4 million at December 31, 1999 and $1.5 million at December 31, 1998. The leasing commission is due from an unconsolidated investee partnership.

         The Company earned management, leasing, development and architectural fees from affiliated partnerships of $7.9 million in 1999, $6.1 million in 1998, and $7.4 million in 1997.

         A wholly owned subsidiary of Clark Enterprises, Inc., a Unitholder, has provided construction management services to the Company. In connection with these services, the Company paid $3.1 million in 1999, $19.6 million in 1998, and $1.5 million in 1997. Additionally, a wholly owned subsidiary of Clark Enterprises, Inc. received a total of $19.6 million during the years of 1997, 1996 and 1995 under a construction contract for the Booz-Allen & Hamilton Building (in which the Company is a 50% joint venturer).

         The Company formerly leased office space from a partnership affiliated with The Oliver Carr Company. Rent expense amounted to $0.6 million in 1998 and $1.2 million in 1997 under the lease.

         During 1999 and 1998, payments of $0.2 million and $0.3 million, respectively were made to Security Capital Investment Research Incorporated, an affiliate of SC-USREALTY, for research rendered in connection with the acquisition of operating properties, executive office suites businesses and development properties.

(10)     Gains/Losses From Dispositions of Assets

         The Company has disposed of assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds of the sales were redeployed into other office properties (utilizing tax-deferred exchanges in some cases). During 1999, the Company disposed of 63 operating properties and two parcels of land that were being held for development. The Company recognized a gain totaling $54.8 million on these dispositions which is net of District of Columbia Franchise tax of $0.6 million. During 1998, the Company disposed of 13 operating properties and one parcel of land. The Company recognized a gain totaling $38.2 million on these dispositions. During 1997, the Company disposed of seven operating properties. The Company recognized a gain totaling $5.4 million on these dispositions.

  (11)   Commitments and Contingencies

         At December 31, 1999, the Company is contingently liable on letters of credit amounting to approximately $3.7 million for various completion escrows and on performance bonds amounting to approximately $13.1 million to ensure completion of required public improvements on its construction projects.

         The Company has entered into an interest rate cap agreement on June 22, 1998 in the notional amount of $200 million at a rate of 9.5%. In addition, on October 25, 1999, the Company entered into an interest rate swap agreement in the notional amount of $100 million at a fixed rate of 5.83% against the 30-day LIBOR rate on the unsecured line of credit. The agreements were entered into in order to hedge against the impact that interest rate fluctuations would have on the interest rate attainable on the Company's line of credit. As of December 31, 1999, unrealized gain/loss on the agreements was zero.

         The Company entered into forward treasury agreements in order to hedge against the impact that interest rate fluctuations would have on debt instruments the Company planned to issue in the future. At December 31, 1998, the Company determined that these positions no longer represented effective hedges and, accordingly, the amount due to the counterparty under the forward Treasury Lock Agreements of $13.7 million was recognized in the Company's financial statements as a loss. These contracts were settled on February 12, 1999, for $9.2 million in cash, resulting in a gain of $4.5 million.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The Company has a 401(k) plan for employees that will match 50% of employee contributions up to the first 4% of an employee's pay and will make a base contribution of 3% of pay for participants who remain employed on December 31 (the end of the plan year). Company contributions to the plan are subject to a five-year graduated vesting schedule. Company contributions to the plan amounted to $ million in 1999, $1.1 million in 1998 and $0.6 million in 1997.

         The Company currently is involved in litigation with two stockholders of HQ Global Workplaces, Inc. involving the conversion in September 1998 of approximately $111 million of debt previously loaned by the Company to HQ Global into stock of HQ Global. The Company and HQ Global initiated this litigation by filing a complaint seeking a declaratory judgment that the terms of the debt conversion were fair, after these two stockholders threatened to challenge the terms of the conversion, claiming that the conversion price utilized, and the methods by which the conversion price was agreed upon between the Company and HQ Global, were not fair to HQ Global or these stockholders. The two stockholders filed counterclaims against the Company, HQ Global and the board of directors of HQ Global seeking a judgment declaring the conversion void or voidable, or in the alternative compensatory and punitive damages.


         Although the Company believes that the two stockholders' claims are without merit and that it and HQ Global will ultimately prevail in their actions against the two stockholders, there can be no assurance that the court will not find the conversion price to have been unfair and declare the conversion void, which would have the effect of diluting the Company's equity interest in HQ Global or award the two stockholders compensatory and punitive damages. However, even if the two stockholders were successful in their claims, the Company does not believe that such a result would have a material adverse effect on the financial condition or results of operations of the Company or HQ Global.

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

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(12)     Acquisition and Development Activities

         During 1999 and 1998, the Company made the following operating property acquisitions (in millions except number of buildings):

                                               1999                                         1998
                             -----------------------------------------    ------------------------------------------
                                             Square                                        Square
            Operating          # of           Feet         Purchase       # of              Feet          Purchase
           Properties        Buildings     (Unaudited)       Price        Buildings      (Unaudited)        Price
         ----------------    ----------    ------------    -----------    -----------    ------------     ----------
         Pacific                  5             .2         $   40.5           28              1.6         $  251.8
         Mountain                --             --             --              1               .1             19.5
         Central                 --             --             --              2               .4             39.3
         Southeast               --             --             --              1               .1              8.8
                             ----------    ------------    -----------    -----------    ------------     ----------
                                  5             .2         $   40.5           32              2.2         $  319.4
                             ==========    ============    ===========    ===========    ============     ==========

         The following unaudited pro forma summary presents information as if the Company's property acquisitions and sales of property through December 31, 1999 had occurred at the beginning of 1998. The pro forma information is provided for informational purposes only and does not include any of the acquisitions of Executive Suite businesses included in discontinued operations as such proforma information is not meaningful. The pro forma information is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                  Pro forma Information (unaudited)
                  (in thousands, except per share amounts)                 1999                 1998
                                                                       -------------       ---------------
                  Total revenue from continuing operations               $   493,684            $  391,981

                  Income from  continuing  operations  before gain
                  on sale of assets                                      $    85,957            $   50,274

                  Basic income per share from continuing
                  operations                                             $      0.74            $     0.21
                                                                         ===========            ==========

                  Diluted income per share from continuing
                  operations                                             $      0.74            $     0.21
                                                                         ===========            ==========

         During 1999 and 1998, the Company acquired land that will support the development of up to 0.4 million square feet (unaudited) and 4.7 million square feet (unaudited), respectively, for an aggregate purchase price of approximately $6.7 million and $133.4 million, respectively. In addition, as of December 31, 1999, and 1998, the Company has the following office properties under construction:

                                                                       1999                       1998
                                                                   (unaudited)                 (unaudited)
                                                              -----------------------    ------------------------
       Number of office properties under construction                      22                          50
       Square Feet (in millions)                                          1.3                         3.8
       Total expected investment (in millions)                        $ 200.1                     $ 578.7

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(13)     Quarterly Financial Information (unaudited)

         The following is a summary of quarterly results of operations for 1999 and 1998 (in thousands, except per share data):

                                                               First Quarter    Second Quarter    Third Quarter   Fourth Quarter
                                                               -------------    -------------     -------------   --------------
1999
----

Rental revenue                                                   $   121,458          119,238           128,311          129,842
                                                                 ===========       ==========        ==========       ==========

Real estate service income                                       $     3,900            4,947             4,202            4,005
                                                                 ===========       ==========        ==========       ==========

Real estate operating revenue                                         28,231           24,272            23,082           25,462
                                                                 ===========       ==========        ==========       ==========
Income from continuing operations before gain on sale of
assets                                                           $    28,391           21,779            20,952           24,135
                                                                 ===========       ==========        ==========       ==========

Loss from discontinued operations                                $    (1,271)          (1,849)           (2,848)          (1,894)
                                                                 ===========       ==========        ==========       ==========

Net income                                                       $    46,175           30,406            39,387           27,249
                                                                 ===========       ==========        ==========       ==========
Basic net income per share:

Income from continuing operations before gain on sale of
assets                                                           $      0.29             0.19              0.18             0.23
                                                                 ===========       ==========        ==========       ==========

Loss from discontinued operations                                $     (0.02)           (0.03)            (0.04)           (0.03)
                                                                 ===========       ==========        ==========       ==========

Net income                                                       $      0.53             0.32              0.46             0.27
                                                                 ===========       ==========        ==========       ==========

Diluted net income per share:

Income from continuing operations before gain on sale of
assets                                                           $      0.30             0.19              0.18             0.23
                                                                 ===========       ==========        ==========       ==========

Loss from discontinued operations                                $     (0.02)           (0.03)            (0.04)           (0.03)
                                                                 ===========       ==========        ==========       ==========

Net income                                                       $      0.52             0.32              0.45             0.27
                                                                 ===========       ==========        ==========       ==========

1998
----

Rental revenue                                                   $   100,329          106,964           113,657          119,505
                                                                 ===========       ==========        ==========       ==========

Real estate service income                                       $     2,990            3,524             4,471            5,182
                                                                 ===========       ==========        ==========       ==========

Real estate operating revenue                                    $    24,368           27,771            26,402           23,808
                                                                 ===========       ==========        ==========       ==========
Income from continuing operations before gain on sale of
assets                                                           $    17,382           27,902            26,234           10,301
                                                                 ===========       ==========        ==========       ==========

Income from discontinued operations                              $     1,196            1,949             3,304               69
                                                                 ===========       ==========        ==========       ==========

Net income                                                       $    44,509           30,107            36,381           15,500
                                                                 ===========       ==========        ==========       ==========
Basic net income per share:

Income from continuing operations before gain on sale of
assets                                                           $      0.14             0.27              0.24             0.02
                                                                 ===========       ==========        ==========       ==========

Income from discontinued operations                                     0.02             0.03              0.05             0.00
                                                                 ===========       ==========        ==========       ==========

Net income                                                       $      0.60             0.30              0.38             0.09
                                                                 ===========       ==========        ==========       ==========
Diluted net income per share:

Income from continuing operations before gain on sale of
assets                                                           $      0.16             0.27              0.24             0.02
                                                                 ===========       ==========        ==========       ==========

Income from discontinued operations                              $      0.02             0.03              0.04             0.00
                                                                 ===========       ==========        ==========       ==========

Net income                                                        $     0.59             0.30              0.37             0.09
                                                                 ===========       ==========        ==========       ==========

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(14)     Segment Information

         The Company's reportable operating segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

         The Company's operating segments' performance is measured using funds from operations. Funds from operations represents net operating income before minority interest and extraordinary items, excluding depreciation and amortization on real estate assets and discontinued operations, gains or losses on treasury locks and gain on sale of assets.

         (in millions)

                                                                      As of and for the year ended
                                                                          December 31, 1999
                                                   -----------------------------------------------------------------
                                                      Real
                                                     Estate
                                                    Property         Development          Other
                                                   Operations        Operations        Operations           Total
       ---------------------------------------     ------------    ---------------   --------------       -----------
       Operating Revenue                           $      498.9                6.6             10.4       $     515.9
       Segment Expense                                    167.2                4.6             34.3             206.1
                                                   ------------    ---------------   --------------       -----------
         Net segment revenue (expense)                    331.7                2.0            (23.9)            309.8
       Interest Expense                                    50.5                 --             38.6              89.1
       Other income (expense), net                          8.9                0.2             (3.2)              5.9
                                                   ------------    ---------------   --------------       -----------
         Funds from operations                     $      290.1                2.2            (65.7)            226.6
                                                   ============    ===============   ==============

       Adjustments:
         Depreciation and amortization                                                                         (117.3)
         Gain on settlement of treasury locks                                                                     4.5
         Other, net                                                                                               0.8
                                                                                                          -----------

       Income from continuing operations
       before gain on sale of assets, income
       taxes and minority interest                                                                              114.6

       Income taxes, minority interest and
       gain on sale of assets                                                                                    36.4

       Discontinued operations - loss, net
       of income tax                                                                                             (7.8)
                                                                                                          -----------
       Net income                                                                                         $     143.2
                                                                                                          ===========
       Total assets from continuing operations     $    2,991.8              220.1             59.5           3,271.4
         Net assets of discontinued operations                                                                  207.7
                                                                                                          -----------
         Total assets                                                                                         3,479.1
                                                                                                          ===========
         Expenditures for long-lived assets        $       92.0              279.1               --             371.1

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                      As of and for the year ended
                                                                          December 31, 1998
                                                   ------------------------------------------------------------------
                                                      Real
                                                     Estate
                                                    Property         Development          Other
                                                   Operations        Operations        Operations           Total
       ---------------------------------------     ------------    ---------------   --------------       -----------
       Operating Revenue                           $      440.5                4.4             11.8       $     456.7
       Segment Expense                                    149.7                3.1             29.3             182.1
                                                   ------------    ---------------   --------------       -----------
         Net segment revenue (expense)                    290.8                1.3            (17.5)            274.6
       Interest Expense                                    46.8                 --             24.6              71.4
       Other income (expense), net                          8.2                 --             (0.3)              7.9
                                                   ------------    ---------------   --------------       -----------
         Funds from operations                     $      252.2                1.3            (42.4)            211.1
                                                   ============    ===============   ==============

       Adjustments:
         Depreciation and amortization                                                                          (98.8)
         Gain on settlement of treasury locks                                                                   (13.7)
         Other, net                                                                                               0.7
                                                                                                          -----------

       Income from continuing operations
       before gain on sale of assets and
       minority interest                                                                                         97.9

       Minority interest and gain on sale
       of assets                                                                                                 22.1

       Discontinued operations - income, net of
       income taxes                                                                                              (6.5)
                                                                                                          -----------
       Net income                                                                                         $     126.5
                                                                                                          ===========
       Total assets from continuing operations     $    2,809.4              466.4            153.9           3,429.7
         Net assets of discontinued operations                                                                  197.6
                                                                                                          -----------
         Total assets                                                                                         3,627.3
                                                                                                          ===========
         Expenditures for long-lived assets        $      391.6              532.8               --             924.4

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                      As of and for the year ended
                                                                          December 31, 1997
                                                   ------------------------------------------------------------------
                                                      Real
                                                     Estate
                                                    Property         Development          Other
                                                   Operations        Operations        Operations           Total
       ---------------------------------------     ------------    ---------------   --------------       -----------
       Operating Revenue                           $      325.5                3.1             12.9       $     341.5
       Segment Expense                                    114.8                1.6             20.2             136.6
                                                   ------------    ---------------   --------------       -----------
         Net segment revenue (expense)                    210.7                1.5             (7.3)            204.9
       Interest Expense                                    45.1                 --              6.4              51.5
       Other income (expense), net                          4.0                 --             (5.5)             (1.5)
                                                   ------------    ---------------   --------------       -----------
         Funds from operations                     $      169.6                1.5            (19.2)            151.9
                                                   ============    ===============   ==============

       Adjustments:
         Depreciation and amortization                                                                          (72.0)
         Other, net                                                                                               0.8
                                                                                                          -----------

       Income from continuing operations
       before gain on sale of assets, minority
       interest and extraordinary item                                                                           80.7

       Minority interest, gain on sale of assets
       and extraordinary item                                                                                    (3.5)

       Discontinued operations - loss, net of
       income taxes                                                                                              (0.9)
                                                                                                          -----------
       Net income                                                                                         $      78.1
                                                                                                          ===========
       Total assets from continuing operations     $    2,304.7              292.5             78.3           2,675.5
         Net assets of discontinued operations                                                                   55.1
                                                                                                          -----------
         Total assets                                                                                         2,730.6
                                                                                                          ===========
         Expenditures for long-lived assets        $      947.8              276.3               --           1,224.1

                         INDEPENDENT AUDITORS' REPORTS
                CarrAmerica Realty Corporation and Subsidiaries
--------------------------------------------------------------------------------



The Board of Directors and Stockholders
CarrAmerica Realty Corporation:

         We have audited the accompanying consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.





Washington, D.C.
February 1, 2000

                         INDEPENDENT AUDITORS' REPORT
                CarrAmerica Realty Corporation and Subsidiaries
--------------------------------------------------------------------------------


The Board of Directors and Stockholders
CarrAmerica Realty Corporation:

         Under date of February 1, 2000, we reported on the consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Washington, D.C.
February 1, 2000

               CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
 Consolidated Real Estate and Accumulated Depreciation as of December 31, 1999
--------------------------------------------------------------------------------

                                                                                                       Gross Amount at Which
                                                              Initial Cost        Costs Capitalized   Carried at Close of Period
                                                        ------------------------                    -------------------------------
                                                                  Buildings and   Subsequent to               Buildings and
Properties                              Encumbrances       Land   Improvements    Acquisition/(4)/   Land     Improvements   Total
----------                              ------------       ----   ------------    ----------------   ----     ------------   -----
Downtown Washington, D.C.:
   International Square/(1)/            $ 183,700/(2)/    69,651    100,921         16,101          69,651     117,022      186,673
   1730 Pennsylvania Avenue, N.W.              --/(2)/     2,196     11,013         13,378           2,196      24,391       26,587
   2550 M Street, N.W.                         --          2,340     11,348          4,159           2,340      15,507       17,847
   1775 Pennsylvania Avenue, N.W.          11,972             --     19,000          2,143              --      21,143       21,143
   900 19th Street                         16,027          1,985     13,358          3,167           1,985      16,525       18,510
   1747 Pennsylvania Avenue, N.W.          14,761          1,636      8,157          6,385           1,636      14,542       16,178
   1255 23rd Street                        38,300         10,793     40,214          3,678          10,793      43,892       54,685
Washington, D.C.:
   Sunrise Corporate Center                    --          8,250     34,322          1,577           9,011      35,138       44,149
   Parkway One                                 --          2,010      4,663            409           2,013       5,069        7,082
   Reston Crossing East & West                 --          8,379         --         36,132           8,048      36,463       44,511
   Reston Towne Center                         --             --      2,150             --              --       2,150        2,150
   One Rock Spring Plaza                       --             --     18,409          1,626              --      20,035       20,035
Orange County/Los Angeles:
   Plaza PacifiCare                            --          3,493      6,392             78           3,493       6,470        9,963
   Katella Corporate Center                    --          2,671      4,314            534           2,681       4,838        7,519
   Warner Center                           26,000         16,490     33,698          3,513          16,574      37,127       53,701
   Scenic Business Park                        --          2,469      4,503          1,278           2,469       5,781        8,250
   South Coast Executive Center            15,000          3,324     17,212          1,257           3,388      18,405       21,793
   Harbor Corporate Park                       --          2,191      5,784          2,097           2,191       7,881       10,072
   Warner Premier                              --          3,252      6,040            260           3,285       6,267        9,552
   2600 W. Olive                           19,152          3,855     25,054          2,907           3,904      27,912       31,816
   Bay Technology Center                       --          2,442     11,164            128           2,462      11,272       13,734
   Von Karman                                  --          3,731     12,493            478           3,744      12,958       16,702
   Pacific Corporate Plaza/(7)/                --          5,756         --          9,963           3,357      12,362       15,719
   Alton Deere Plaza                           --          5,666     17,967            643           5,676      18,600       24,276
   Art Institute/(7)/                          --          3,384         --          1,116              --       4,500        4,500
San Diego:
   Del Mar Corporate Center                    --          2,860     13,252            144           2,869      13,387       16,256
   Wateridge Pavilion                       3,428            881      5,509            112             895       5,607        6,502
   Lightspan                                   --          1,438      5,710            724           1,440       6,432        7,872
   Towne Center Technology Park                --          4,929         --         20,506           5,317      20,118       25,435
   Palomar Oaks Technology Park             9,949          4,698     12,495             77           4,714      12,556       17,270
   Jaycor                                  12,199          5,123     11,754            191           5,154      11,914       17,068
   LaJolla Spectrum Technology Park/(7)/       --          6,447         --         19,254           3,251      22,450       25,701
   Highlands Corporate Center                  --/(6)/    10,156     30,369              8          10,156      30,377       40,533
San Francisco Bay Area:
   CarrAmerica Corporate Center                --         33,035     75,720          8,281          33,049      83,987      117,036
   Valley Business Park I                  40,826/(3)/     3,859      3,155            345           3,865       3,494        7,359
   Valley Business Park II                                 8,753      7,155          1,411           8,765       8,554       17,319
   Valley Centre                               --/(3)/     6,051      4,945            815           6,059       5,752       11,811
   Valley Office Centre                        --          6,134      5,014            334           6,142       5,340       11,482
   Valley Centre II                            --/(3)/    13,658     11,164           (123)         13,676      11,023       24,699
   Rincon Centre                               --/(3)/    12,464     10,188            211          12,480      10,383       22,863
   Bayshore Centre                             --/(3)/     8,525      6,969            267           8,960       6,801       15,761
   3745 North First Street                     --          3,388      4,884            420           3,411       5,281        8,692
   Rio Robles                                  --/(3)/    16,655     29,598            655          16,669      30,239       46,908
   San Mateo II & III                          --          9,723     15,556            940           9,817      16,402       26,219
   3571 North First Street                     --          6,297      8,862             70           6,326       8,903       15,229
   San Mateo I                                 --          5,703      9,126            108           5,710       9,227       14,937
   Baytech Business Park                       --         14,958         --         17,874          14,569      18,263       32,832

                                              Accumulated       Date of       Year of
Properties                                   Depreciation    Construction   Acquisition
----------                                   ------------    ------------   -----------
Downtown Washington, D.C.:
   International Square/(1)/                     60,335    1977,1979,1982       1993
   1730 Pennsylvania Avenue, N.W.                12,222         1972            1993
   2550 M Street, N.W.                            9,248         1978            1993
   1775 Pennsylvania Avenue, N.W.                 3,355         1975            1994
   900 19th Street                                6,759         1986            1993
   1747 Pennsylvania Avenue, N.W.                 7,130         1970            1993
   1255 23rd Street                              16,540         1983            1993
Washington, D.C.:
   Sunrise Corporate Center                       4,995      1987-1989          1996
   Parkway One                                    1,039         1985            1996
   Reston Crossing East & West                    1,016      1987-1989          1996
   Reston Towne Center                              355         N/A             1996
   One Rock Spring Plaza                          5,706         1989            1996
Orange County/Los Angeles:
   Plaza PacifiCare                                 968         1986            1996
   Katella Corporate Center                         757         1982            1996
   Warner Center                                  5,546      1981-1985          1996
   Scenic Business Park                           1,209         1985            1996
   South Coast Executive Center                   2,090         1987            1996
   Harbor Corporate Park                          1,505         1987            1996
   Warner Premier                                   694         1990            1997
   2600 W. Olive                                  2,625         1986            1997
   Bay Technology Center                            767         1985            1997
   Von Karman                                     1,105         1981            1997
   Pacific Corporate Plaza/(7)/                      57         1998            1997
   Alton Deere Plaza                              1,118         1989            1998
   Art Institute/(7)/                                --         1999            1999
San Diego:
   Del Mar Corporate Center                       1,967         1986            1996
   Wateridge Pavilion                               587         1987            1997
   Lightspan                                        735         1985            1997
   Towne Center Technology Park                   1,245         1998            1997
   Palomar Oaks Technology Park                     615         1989            1998
   Jaycor                                           478         1989            1998
   LaJolla Spectrum Technology Park/(7)/            508         1999            1998
   Highlands Corporate Center                       127         N/A             1999
San Francisco Bay Area:
   CarrAmerica Corporate Center                  23,920         1988            1996
   Valley Business Park I                           432         1981            1996
   Valley Business Park II                          962         1979            1996
   Valley Centre                                    629         1980            1996
   Valley Office Centre                             584         1981            1996
   Valley Centre II                               1,413         1980            1996
   Rincon Centre                                  1,545         1984            1996
   Bayshore Centre                                  810         1984            1996
   3745 North First Street                          564         1984            1997
   Rio Robles                                     3,188         1985            1996
   San Mateo II & III                            1,393         1985            1997
   3571 North First Street                          730         1985            1997
   San Mateo I                                      676         1986            1997
   Baytech Business Park                          1,187         1998            1997

                                                                                            Costs           Gross Amount at Which
                                                                 Initial Cost            Capitalized     Carried at Close of Period
                                                        -------------------------------                 ---------------------------
                                                                       Buildings and    Subsequent to                 Buildings and
Properties                              Encumbrances        Land       Improvements     Acquisition (4)    Land       Improvements
----------                              ------------        ----       ------------     ---------------    ----       ------------
   Oakmead West A-G                            --         22,842              --            41,618       21,624         42,836
   Hacienda West                               --/(6)/     6,468          24,062               619        6,492         24,657

   Sunnyvale Technology Centre             34,014/(6)/    12,098          16,131               146       12,106         16,269
   Santa Clara Technology Park                 --          9,750          11,917                47        9,771         11,943
   Techmart Commerce Center                    --             --          36,594             1,210           --         37,804
   Golden Gateway Commons                      --         21,112          51,689             1,341       21,166         52,976
   995 Benecia Avenue                         869          3,407           3,026                31        3,423          3,041
   Clarify Corporate Center/(7)/               --         17,574              --            33,084       13,269         37,389
   Valley Technology Center                    --         23,419              --            31,946       24,173         31,192
   Valley Technology Center II/(7)/            --          9,491              --             2,148           --         11,639
   Fremont Technology Park                     --         10,122          10,797            10,388       21,161         10,146
Denver:
   Quebec Center                               --          1,423           5,659               765        1,423          6,424
   Quebec Court I & II                         --          2,368          19,819            10,212        2,371         30,028
   Harlequin Plaza                             --          4,746          21,344             6,613        4,748         27,955
   Panorama Phase III                          --          1,541              --            16,055        2,625         14,971
   Panorama Phase V                            --          1,786              --            14,480        2,274         13,992
   Panorama Phase IV                           --          1,775              --             1,429        3,204             --
   Panorama Phase VI                           --          1,716              --             1,647        3,363             --
   Panorama Phase VII                          --          1,226              --             1,724        2,950             --
   Panorama Corporate Center I                 --          1,325           6,486             3,568        1,326         10,053
   Panorama Corporate Center II                --          1,844              --             9,368        1,939          9,273
   Panorama Corporate Center VIII              --          4,060              --             1,223        5,283             --
   Dry Creek Corporate Center/(7)/             --         10,575              --             2,363        8,954          3,984
   Panorama Phase IX                           --          1,997              --               363        2,360             --
   Panorama Phase X/(7)/                       --            484              --             1,721           --          2,205
Seattle:
   Redmond East                            26,984          6,957          32,390             1,522        6,972         33,897
   Redmond Hilltop B & C                       --          2,511              --             7,766        2,489          7,788
   Canyon Park Business Center                 --          7,643          23,624             2,559        5,782         28,044
   Canyon Park 4 -Land/(7)/                    --          3,217              --            17,609        3,064         17,762
   Canyon Park Commons 1 & 2                5,405          2,375           9,958               111        2,380         10,064
   Willow Creek Corporate Center               --          1,709           6,972                79        1,724          7,036
   Willow Creek Corporate Center 1 - 6         --          6,485              --            39,456        5,864         40,077
   Salt Lake City, Utah:
   Sorenson Research Park                   4,097          4,389          25,304             1,145        4,423         26,415
   Sorenson Research Park XI/(7)/              --          1,490              --             5,142        2,665          3,967
   Wasatch Corporate Center                12,458          3,318          15,495               410        3,587         15,636
   Wasatch Corporate Center 17 & 18/(7)/       --          2,636              --            11,161        1,657         12,140
   Wasatch Corporate Center 16                 --          1,172              --               820        1,992             --
Chicago:
   Parkway North I                         29,250          3,727          29,146             2,011        3,733         31,151
   Parkway North III                           --          4,304          34,390             3,703        4,310         38,087
   Unisys                                      --          6,387          45,111             4,329        6,346         49,481
   Parkway North 4, 6-10 - Land/(7)/           --          8,810              --            45,848       10,203         44,455
   The Crossings                               --          5,268          34,215             2,520        5,289         36,714
   Bannockburn IV                              --          1,914          12,729               488        1,924         13,207
   Bannockburn I & II                      18,595          3,448          22,928             1,912        3,472         24,816
Austin, Texas:
   Balcones Center                             --            949           7,649               546          949          8,195
   Great Hills Plaza                           --          1,680          13,545               264        1,680         13,809

                                                        Accumulated      Date of        Year of
Properties                                   Total     Depreciation    Construction   Acquisition
----------                                   -----     ------------    ------------   -----------
   Oakmead West A-G                          64,460          3,220         1998          1997
   Hacienda West                             31,149          1,646         1987          1998

   Sunnyvale Technology Centre               28,375          1,062  1971 - 1975          1998
   Santa Clara Technology Park               21,714            647    1984-1985          1998
   Techmart Commerce Center                  37,804          2,198         1987          1998
   Golden Gateway Commons                    74,142          3,243    1980-1984          1998
   995 Benecia Avenue                         6,464            148         1976          1998
   Clarify Corporate Center/(7)/             50,658            854         1999          1998
   Valley Technology Center                  55,365            649         1998          1998
   Valley Technology Center II/(7)/          11,639             --         1999          1998
   Fremont Technology Park                   31,307            327         1999          1998
Denver:
   Quebec Center                              7,847          1,106         1985          1996
   Quebec Court I & II                       32,399          3,974    1979-1980          1996
   Harlequin Plaza                           32,703          4,142         1981          1996
   Panorama Phase III                        17,596            417         1996          1996
   Panorama Phase V                          16,266            818         1998          1996
   Panorama Phase IV                          3,204             --          N/A          1996
   Panorama Phase VI                          3,363             --          N/A          1996
   Panorama Phase VII                         2,950             --          N/A          1996
   Panorama Corporate Center I               11,379          1,799          N/A          1996
   Panorama Corporate Center II              11,212          1,540          N/A          1996
   Panorama Corporate Center VIII             5,283             --          N/A          1997
   Dry Creek Corporate Center/(7)/           12,938             --         1999          1998
   Panorama Phase IX                          2,360             --          N/A          1998
   Panorama Phase X/(7)/                      2,205             --         1999          1998
Seattle:
   Redmond East                              40,869          5,687    1988-1992          1996
   Redmond Hilltop B & C                     10,277          1,134         1998          1996
   Canyon Park Business Center               33,826          2,937         1989          1997
   Canyon Park 4 -Land/(7)/                  20,826            359          N/A          1997
   Canyon Park Commons 1 & 2                 12,444            708         1988          1997
   Willow Creek Corporate Center              8,760            617         1981          1997
   Willow Creek Corporate Center 1 - 6       45,941          3,596         1998          1997
   Salt Lake City, Utah:
   Sorenson Research Park                    30,838          2,371    1988-1997          1997
   Sorenson Research Park XI/(7)/             6,632             98         1999          1997
   Wasatch Corporate Center                  19,223          1,321         1996          1997
   Wasatch Corporate Center 17 & 18/(7)/     13,797            333    1998-1999          1997
   Wasatch Corporate Center 16                1,992             --          N/A          1999
Chicago:
   Parkway North I                           34,884          3,954    1986-1989          1996
   Parkway North III                         42,397          6,593    1986-1989          1996
   Unisys                                    55,827          5,688    1984-1985          1996
   Parkway North 4, 6-10 - Land/(7)/         54,658            815         1998          1996
   The Crossings                             42,003          4,315         1985          1997
   Bannockburn IV                            15,131          1,183         1988          1997
   Bannockburn I & II                        28,288          2,576         1980          1997
Austin, Texas:
   Balcones Center                            9,144          1,165         1985          1996
   Great Hills Plaza                         15,489          1,635         1985          1996

               CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
 Consolidated Real Estate and Accumulated Depreciation as of December 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Gross Amount at Which
                                                                 Initial Cost               Costs        Carried at Close of Period
                                                                                         Capitalized
                                                        -------------------------------                  ---------------------------
                                                                       Buildings and    Subsequent to               Buildings and
Properties                              Encumbrances       Land        Improvements      Acquisition (4)  Land      Improvements
----------                              ------------       ----        ------------     ---------------   ----      ------------

   Park North                                  --          1,671          13,471               862        1,671         14,333
   City View Centre                            --          1,718          13,854             1,135        1,720         14,987
   Tower of the Hills                          --          1,633          13,625               462        1,634         14,086
   Riata Buildings 1 - 9/(7)/                  --         10,121              --            62,026       12,533         59,614
   City View Centre                            --          1,890              --            13,702        2,107         13,485
   Braker Pointe                               --          6,602              --             3,496       10,098             --
   Riata Crossing                              --          4,933              --            24,225        4,941         24,217
Dallas, Texas:
   Quorum North                             6,465          1,357           9,078               998        1,368         10,065
   Quorum Place                             7,450          1,941          14,234             1,327        1,954         15,548
   Two Mission Park                            --            823           4,326               852          831          5,170
   Cedar Maple Plaza                           --          1,220          10,982               401        1,225         11,378
   Tollway I & II                              --          2,960              --            45,049        3,017         44,992
   Tollway III                                 --          2,522              --             1,083        3,605             --
   Royal Ridge A & B                           --          3,159              --            19,159        3,286         19,032
   5000 Quorum                                 --          1,774          15,616               638        1,782         16,246
   The Commons at Las Colinas/(7)/             --          9,990              --            62,046        6,897         65,139
   Royal Ridge Phase II                        --          5,221              --            13,451        6,522         12,150
   Royal Ridge III                                         2,186              --               319        2,505             --
Phoenix, Arizona:
   Camelback Lakes                             --          5,476          21,365            (4,871)       4,275         17,695
   Highland Park                               --          1,956           5,544             1,238        1,974          6,764
   The Grove @ Black Canyon                    --          1,748           9,658               663        1,754         10,315
   U.S. West                               48,251         18,517          74,069               786       18,641         74,731
   Pointe Corridor IV                          --          2,396          12,580             1,682        2,401         14,257
   Four Gateway Plaza                          --          3,420              --            13,995        3,730         13,685
   Concord Place                            7,509          3,337          16,675               742        3,348         17,406
   East Gateway                                --          6,002              --             1,901        7,903             --
Portland, Oregon:
   Radisys Corporate Headquarters              --          1,448           7,518                49        1,456          7,559
   Radisys II                                  --            926              --             4,766          798          4,894
   Sunset Corporate Park A-H/(7)/              --          4,932              --             8,848        2,359         11,421
   Rock Creek Corporate Park 1-3/(7)/          --          2,614              --            11,460          399         13,675
Atlanta:
   Century Springs West                    20,163/(5)/     1,642           7,646            (1,424)       1,280          6,584
   Glenridge                                   --/(5)/     1,423           4,870               (73)       1,292          4,928
   Midori                                      --/(5)/     1,802           6,715             2,804        2,320          9,001
   Summit                                      --          2,237          15,027             1,136        2,241         16,159
   Holcomb Place                               --          1,419           4,574               398        1,421          4,970
   Parkwood                                    --/(5)/     2,080          12,678             3,971        2,362         16,367
   Lakewood                                    --/(5)/     1,040           6,789               566        1,055          7,340
   Spalding Ridge                              --          1,550           4,950             7,971        1,678         12,793
   2400 Lake Park Drive                        --            805           6,539               898          812          7,430
   680 Engineering Drive                       --            559           3,420               297          563          3,713
   Embassy Row                                 --          7,916          36,907             2,942        7,959         39,806
   Embassy Row 500-Land                        --          4,328              --            28,144        4,473         27,999
   Preston Ridge                               --          1,993              --               585        2,578             --
   Waterford Centre                            --          1,110           7,737               420        1,115          8,152

-----------------------------------------------------------------------------------------------
                                                     Accumulated      Date of        Year of
Properties                                 Total     Depreciation    Construction   Acquisition
----------                                 -----     ------------    ------------   -----------
   Park North                              16,004          1,967         1981          1996
   City View Centre                        16,707          2,261         1985          1996
   Tower of the Hills                      15,720            999         1986          1997
   Riata Buildings 1 - 9/(7)/              72,147          3,201      1998-1999        1996
   City View Centre                        15,592          1,441         1998          1996
   Braker Pointe                           10,098             --          N/A          1997
   Riata Crossing                          29,158            999         1999          1998
Dallas, Texas:
   Quorum North                            11,433          1,081         1983          1997
   Quorum Place                            17,502          1,672         1981          1997
   Two Mission Park                         6,001            525         1983          1997
   Cedar Maple Plaza                       12,603          1,191         1985          1997
   Tollway I & II                          48,009          1,696         1998          1997
   Tollway III                              3,605             --          N/A          1997
   Royal Ridge A & B                       22,318          1,284      1998-1999        1997
   5000 Quorum                             18,028          1,050         1984          1998
   The Commons at Las Colinas/(7)/         72,036          1,848         1999          1998
   Royal Ridge Phase II                    18,672             36         1999          1998
   Royal Ridge III                          2,505             --          N/A          1999
Phoenix, Arizona:
   Camelback Lakes                         21,970          2,632         1982          1996
   Highland Park                            8,738            783         1986          1997
   The Grove @ Black Canyon                12,069            925         1986          1997
   U.S. West                               93,372          5,086         1988          1997
   Pointe Corridor IV                      16,658          1,968         1990          1996
    Four Gateway Plaza                     17,415            737      1998-1999        1997
   Concord Place                           20,754            835         1989          1998
   East Gateway                             7,903             --          N/A          1998
Portland, Oregon:
   Radisys Corporate Headquarters           9,015            703         1996          1997
   Radisys II                               5,692            516         1997          1997
   Sunset Corporate Park A-H/(7)/          13,780             13         1999          1998
   Rock Creek Corporate Park 1-3/(7)/      14,074             64         1999          1998
Atlanta:
   Century Springs West                     7,864            742         1982          1996
   Glenridge                                6,220            562         1986          1996
   Midori                                  11,321            950         1989          1996
   Summit                                  18,400          1,830         1986          1996
   Holcomb Place                            6,391            518         1982          1996
   Parkwood                                18,729          1,903         1985          1996
   Lakewood                                 8,395            792         1985          1996
   Spalding Ridge                          14,471          1,653         1998          1996
   2400 Lake Park Drive                     8,242            748         1982          1997
   680 Engineering Drive                    4,276            514         1985          1997
   Embassy Row                             47,765          4,548         1983          1997
   Embassy Row 500-Land                    32,472          1,013      1998-1999        1997
   Preston Ridge                            2,578             --          N/A          1997
   Waterford Centre                         9,267            518         1985          1998

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
 Consolidated Real Estate and Accumulated Depreciation as of December 31, 1999
-------------------------------------------------------------------------------

                                                        ---------------------                    --------------------------------
                                                                                                      Gross Amount at Which
                                                            Initial Cost       Costs Capitalized    Carried at Close of Period
                                                        ---------------------                    --------------------------------
                                                                Buildings and  Subsequent to            Buildings and
Properties                              Encumbrances     Land   Improvements   Acquisition (4)   Land    Improvements     Total
----------                              ------------     ----   ------------   ---------------   ----    ------------     -----
Boca Raton, Florida:
    Peninsula Plaza                            --        3,003       10,475           4,842       3,745       14,575       18,320
    Presidential Circle                    22,547        7,074       35,370           1,307       7,082       36,669       43,751
    Peninsula Executive Center 1 & 2           --        5,962           --          27,015       6,465       26,512       32,977
    Peninsula Corporate Center                 --        2,933           --           9,716      12,649           --       12,649
                                          -------      -------    ---------         -------     -------    ---------    ---------

Rental Property Totals                    635,371      768,606    1,606,873         913,146     778,525    2,510,100    3,288,625
                                          -------      -------    ---------         -------     -------    ---------    ---------

Intercompany Elimination                       --           --           --            (740)                    (655)        (740)
                                                                                                    (85)

Total                                     635,371      768,606    1,606,873         912,406     778,440    2,509,445    3,287,885
                                          =======      =======    =========         =======     =======    =========    =========

                                            Accumulated      Date of        Year of
Properties                                 Depreciation    Construction   Acquisition
----------                                 ------------    ------------   -----------
Boca Raton, Florida:
    Peninsula Plaza                              1,787         1988          1996
    Presidential Circle                          2,873         1989          1997
    Peninsula Executive Center 1 & 2               680         1999          1997
    Peninsula Corporate Center                      --         N/A           1997
                                              --------

Rental Property Totals                         323,455
                                               -------

Intercompany Elimination                            --


Total                                          323,455
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

The aggregate cost for federal income tax purposes was approximately $2,724,274 at December 31, 1999.

The changes in total real estate assets and accumulated depreciation and amortization for the three years ended December 31, 1999, 1998, and 1997 are as follows:

                                                  Total Real Estate Assets

                                          ----------     -----------       ----------
                                             1999           1998              1997
                                          ----------     -----------       ----------
Balance, beginning of period              $3,401,088     $ 2,677,144       $1,539,998

Less: Discontinued operations                (56,471)        (46,561)         (12,355)

  Acquisitions                                40,525         492,498        1,023,070
  Improvements                               345,716         442,288          186,541
  Sales, retirements
     and write-offs                         (442,973)       (164,281)         (60,110)
                                          ----------     -----------       ----------
                                          $3,287,885     $ 3,401,088       $2,677,144
                                          ==========     ===========       ==========

                                                  Accumulated Depreciation
                                          ----------     -----------       ----------
                                             1999           1998              1997
                                          ----------     -----------       ----------
Balance, beginning of period              $  257,215     $   183,343       $  119,657

Less Discontinued operations                 (11,264)         (4,320)            (923)


  Depreciation for the period                114,388          94,708           67,353
  Sales, retirements
     and write-offs                          (36,884)        (16,516)          (2,744)
                                          ----------     -----------       ----------
                                          $  323,455     $   257,215          183,343
                                          ==========     ===========       ==========

_____________________
Notes:
(1) The Company leases approximately 78,000 square feet of office space for its corporate headquarters as of December 31, 1999.
(2)   Secured by International Square and 1730 Pennsylvania Avenue.
(3) Secured by Valley Business Park I and II, Valley Office Centre, Valley Centre II, Rincon Centre and 3745 North First Street.
(4)   Costs capitalized are offset by retirements and write-offs.
(5)   Secured by Century Springs West, Glenridge, Midori, Lakewood and Parkwood.
(6) Secured by Sunnyvale Technology Centre, Hacienda West and Highland Corporate Centre.
(7) Under construction as of December 31, 1999. Construction costs are shown under buildings and improvements until completion. At that time, costs will be allocated between land and buildings and improvements.