Form 10-Q
period 2000-03-31
CARRAMERICA REALTY CORP
filed 2000-05-12
CIK 893577

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20543


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       FOR QUARTER ENDED March 31, 2000
                                         --------------

                          COMMISSION FILE NO. 1-11706
                                              -------

                        CARRAMERICA REALTY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Maryland                                  52-1796339
------------------------------------           -------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification
    incorporation or organization)              Number)


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


           Number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 2000:

           Common Stock, par value $.01 per share: 67,027,109 shares
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES   X      NO
                                ---        -----

                                     Index
                                     -----

                                                                                                                        Page
                                                                                                                        ----
Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of March
         31, 2000 (unaudited) and December 31, 1999................................................................        4

         Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries
         for the three months ended  March 31, 2000 and 1999 (unaudited)...........................................        5

         Consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries
         for the three months ended  March 31, 2000 and 1999 (unaudited)...........................................        6

         Notes to consolidated financial statements (unaudited)....................................................  7 to 11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................... 12 to 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................       17


Part II: Other Information
--------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.....................................................        18

Item 6.  Exhibits and Reports on Form 8-K.........................................................................        18

                                       2

                                    Part I


Item 1.  Financial Information
         ---------------------

         The information furnished in the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries (the Company) reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

         The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

               CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
             Consolidated Balance Sheets As Of March 31, 2000 and
                               December 31, 1999
--------------------------------------------------------------------------------

(In thousands, except per share and share amounts)

                                                                                     March 31,          December 31,
                                                                                       2000                1999
                                                                                       ----                ----
                                                                                  (Unaudited)
Assets
------
Rental property:
     Land                                                                         $    680,882         $    674,390
     Buildings                                                                       2,120,928            2,082,533
     Tenant improvements                                                               325,324              304,983
     Furniture, fixtures and equipment                                                   5,997                5,916
                                                                                  ------------         ------------
                                                                                     3,133,131            3,067,822
     Less - accumulated depreciation                                                  (348,860)            (323,455)
                                                                                  ------------         ------------
         Total rental property                                                       2,784,271            2,744,367

Land held for development                                                              103,859              104,050
Construction in progress                                                                75,315              116,013

Cash and cash equivalents                                                               44,344               51,886
Restricted cash and cash equivalents                                                    13,054               12,475
Accounts and notes receivable                                                           29,113               34,734
Investments                                                                             68,579               67,143
Accrued straight-line rents                                                             50,438               47,764
Tenant leasing costs, net                                                               60,205               58,848
Deferred financing costs, net                                                           14,419               15,621
Prepaid expenses and other assets, net                                                  22,792               18,503
Net assets of discontinued operations                                                  210,645              207,668
                                                                                  ------------         ------------
                                                                                  $  3,477,034         $  3,479,072
                                                                                  ============         ============
Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------

Liabilities:
     Mortgages and notes payable                                                  $  1,609,911         $  1,603,371
     Accounts payable and accrued expenses                                              67,142               68,643
     Rent received in advance and security deposits                                     28,344               27,757
                                                                                  ------------         ------------
         Total liabilities                                                           1,705,397            1,699,771

Minority interest                                                                       92,405               92,586

Stockholders' equity:
     Preferred Stock, $.01 par value, authorized 35,000,000 shares:
         Series A Cumulative Convertible Redeemable Preferred Stock, $.01 par
              value, 480,000 shares issued and outstanding at March 31, 2000 and
              680,000 shares issued and outstanding at December 31, 1999 with an aggregate liquidation preference of $12.0 million and
              $17.0 million, respectively.                                                   5                    7
         Series B, C and D Cumulative Redeemable Preferred Stock,
              8,800,000 shares issued and outstanding with an aggregate
              liquidation preference of $400.0 million.                                     88                   88
     Common Stock, $.01 par value, authorized 180,000,000 shares, issued and outstanding 67,027,108 shares at March 31, 2000 and 66, 826,288 shares
        at December 31, 1999                                                               671                  668
     Additional paid in capital                                                      1,817,502            1,816,990
     Cumulative dividends in excess of net income                                     (139,034)            (131,038)
                                                                                  ------------         ------------
         Total stockholders' equity                                                  1,679,232            1,686,715
                                                                                  ------------         ------------

                                                                                  $  3,477,034         $  3,479,072
                                                                                  ============         ============

See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 2000 and 1999
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per share amounts)

                                                                                     2000                  1999
                                                                                     ----                  ----
Revenues:
   Rental income:
     Minimum base rent                                                            $   113,880          $   103,140
     Recoveries from tenants                                                           16,834               14,133
     Parking and other tenant charges                                                   5,911                4,185
                                                                                  -----------          -----------
         Total rental revenue                                                         136,625              121,458
   Real estate service revenue                                                          4,941                3,900
                                                                                  -----------          -----------
         Total operating revenues                                                     141,566              125,358
                                                                                  -----------          -----------

Operating expenses:
   Property expenses:
     Operating expenses                                                                32,282               29,304
     Real estate taxes                                                                 11,946               11,041
   Interest expense                                                                    26,890               21,318
   General and administrative                                                           9,772                9,309
   Depreciation and amortization                                                       32,149               26,155
                                                                                  -----------          -----------
         Total operating expenses                                                     113,039               97,127
                                                                                  -----------          -----------
Real estate operating income                                                           28,527               28,231
                                                                                  -----------          -----------

Other operating income:
   Interest Income                                                                        877                  912
   Equity in earnings of unconsolidated partnerships                                    1,449                1,495
   Gain on settlement of treasury locks                                                    --                4,489
                                                                                  -----------          -----------
              Total other operating income                                              2,326                6,896
                                                                                  -----------          -----------

         Income from continuing operations before gain on sale of assets
                  and minority interest                                                30,853               35,127
Minority Interest                                                                      (3,055)              (5,736)
                                                                                  -----------          -----------
         Income from continuing operations before gain on sale of assets               27,798               29,391

Discontinued operations - Loss from Executive Suites operations (less
   applicable income tax expense of $218 and $252, respectively).                      (1,380)              (1,271)
                                                                                  -----------          -----------
         Income before gain on sale of assets                                          26,418               28,120

Gain on sale of assets, net of income taxes                                             5,354               18,055
                                                                                  -----------          -----------
         Net income                                                               $    31,772               46,175
                                                                                  ===========          ===========

         Basic net income per common share:
              Income from continuing operations                                   $      0.36          $      0.55
              Discontinued operations                                                   (0.02)               (0.02)
                                                                                  -----------          -----------
                  Net income                                                      $      0.34          $      0.53
                                                                                  ===========          ===========
         Diluted net income per share:
              Income from continuing operations                                   $      0.36          $      0.54
              Discontinued operations                                                   (0.02)               (0.02)
                                                                                  -----------          -----------
                  Net income                                                      $      0.34          $      0.52
                                                                                  ===========          ===========

See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2000 and 1999
-------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                      2000                1999
                                                                                      ----                ----
Cash flows from operating activities:
   Net income                                                                     $     31,772         $   46,175
                                                                                  ------------         ----------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      38,550             30,402
     Minority interest in income                                                         2,999              5,719
     Stock and units issued in connection with compensation plans                          643                378
     Equity in earnings of unconsolidated partnerships                                  (1,449)            (1,495)
     Gain on sale of assets                                                             (5,354)           (18,055)
     Other                                                                                 254              1,236
    Change in assets and liabilities, net of acquisitions and dispositions:
     Increase in accounts and notes receivable                                          (3,073)            (4,821)
     (Increase) decrease in accrued straight-line rents                                 (3,001)               640
     Additions to tenant leasing costs                                                  (2,396)            (2,120)
     Decrease (increase) in prepaid expenses and other assets                              279             (4,436)
     Decrease in accounts payable and accrued expenses                                  (1,691)           (10,381)
     Increase (decrease) in rent received in advance and security deposits               3,349             (4,550)
                                                                                  ------------         ----------
         Total adjustments                                                              29,110             (7,483)
                                                                                  ------------         ----------
         Net cash provided by operating activities                                      60,882             38,692
                                                                                  ------------         ----------
Cash flows from investing activities:
     Acquisition and development of rental property                                    (32,601)           (12,751)
     Acquisition and development of executive suites assets                             (8,640)           (19,760)
     Additions to land held for development                                             (5,489)           (10,061)
     Additions to construction in progress                                              (5,092)           (65,048)
     Distributions from unconsolidated partnerships                                      1,402             21,440
     Investments in unconsolidated partnerships                                         (2,673)            (1,409)
     Acquisition of minority interest                                                     (229)                --
     Decrease (increase) in restricted cash and cash equivalents                            63            (20,852)
     Proceeds from sales of rental property                                             32,719            253,771
                                                                                  ------------         ----------
         Net cash provided (used) by investing activities                              (20,540)           145,330
                                                                                  ------------         ----------
Cash flows from financing activities:
     Repurchase of common stock                                                             --           (109,693)
     Net borrowings (repayments) on unsecured credit facility                           10,000            (65,000)
     Proceeds from refinance of existing mortgages                                          --             41,220
     Repayment of mortgages payable                                                     (3,460)            (3,711)
     Dividends and distributions to minority interests                                 (42,913)           (44,816)
     Contributions from minority interests                                                  --              5,888
     Additions to deferred financing costs                                                  --             (1,052)
                                                                                  ------------         ----------
         Net cash used by financing activities                                         (36,373)          (177,164)
                                                                                  ------------         ----------
         Foreign currency translation adjustment                                          (854)            (1,733)
                                                                                  ------------         ----------
         Increase in unrestricted cash and cash equivalents                              3,115              5,125
Unrestricted cash and cash equivalents, beginning of the period                         55,332             36,499
                                                                                  ------------         ----------
Unrestricted cash and cash equivalents, end of the period                         $     58,447         $   41,624
                                                                                  ============         ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest (net of capitalized interest of $3,218 and $8,055
     for the three months ended March 31, 2000 and 1999, respectively)            $     31,997         $   18,257
                                                                                  ============         ==========

See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

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

     (d)  New Accounting Pronouncements

          In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is evaluating and has not yet determined the impact of this pronouncement.

     (e)  Per Share Data and Dividends

          The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations before extraordinary item:

                                                    Three Months                           Three Months
                                                 Ended March 31, 2000                   Ended March 31, 1999
                                       -----------------------------------------------------------------------------
                                           Income                       Per        Income                       Per
                                           (000's)       Shares        Share       (000's)        Shares       Share
                                         (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                       -----------------------------------------------------------------------------
          Basic EPS                    $ 24,375           66,967       $ 0.36     $ 38,701        71,099      $ 0.54
          Effect of Dilutive
            Stock Options                    --              248           --           --           293          --
            Series A Preferred               --               --           --          315           680          --
            Units in Carr Realty, LP         --               --           --          873         1,778          --
                                       --------           ------       ------     --------        ------      ------
          Diluted  EPS                 $ 24,375           67,215       $ 0.36     $ 39,889        73,850      $ 0.54
                                       ========           ======       ======     ========        ======      ======

          Income from continuing operations before extraordinary item has been reduced by preferred stock dividends of $8,777 and $8,745 for the three month periods ended March 31, 2000 and 1999, respectively.

          The effects of stock options, units and Series A Preferred Stock are not included in the computation of diluted EPS for a given period if their effect is antidilutive.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

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

(4)  Discontinued Operations

     On January 20, 2000, the Company, HQ Global, VANTAS and FrontLine Capital Group entered into several agreements pursuant to which a series of transactions will occur, including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine Capital Group of certain shares of common stock of HQ Global from the Company and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of the Company's debt and equity interests in OmniOffices (UK) Limited and OmniOffices (Lux) 1929 Holding Company S.A. Following the completion of these transactions, FrontLine Capital Group will own a substantial majority of the outstanding stock of HQ Global, with the Company retaining a minority interest in HQ Global.

     HQ Global has $140.5 million outstanding under a $200.0 million credit facility with Morgan Guaranty Trust Company ("Morgan") as lead agent. The Company unconditionally guarantees this credit facility, and the terms of the HQ Global credit facility with respect to interest rate and maturity are the same as the terms of the Company's unsecured credit facility with Morgan as lead agent. The borrowings outstanding under the HQ Global unsecured credit facility are included within net assets of discontinued operations in the accompanying balance sheets.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

       The assets and liabilities of the executive suites businesses at March 31, 2000 and December 31, 1999 are as follows (in thousands):

                                                                March 31, 2000        December 31, 1999
                                                                --------------        -----------------
          Assets:
             Rental property, net                                    $ 103,313               $ 98,880
             Goodwill, net of accumulated amortization                 250,274                253,050
             Other assets                                               90,558                 87,000
                                                                     ---------               --------
               Total assets                                            444,145                438,930

          Liabilities and other:
             Unsecured credit facility                                 140,500                140,500
             Other liabilities                                          84,412                 81,256
                                                                     ---------               --------
                                                                       224,912                221,756

             Minority interest                                          10,496                 10,560
             Foreign currency translation adjustment                    (1,908)                (1,054)
                                                                     ---------               --------
          Net assets of discontinued operations                      $ 210,645               $207,668
                                                                     =========               ========


     Executive Suites revenue (included in discontinued operations in the statement of operations) represents rental income from executive suites customers and income from various services provided to these customers, such as, telephone and administrative support. Such revenue is recognized as earned. Total revenues for the executive suites operations were $72.1 million for the three months ended March 31, 2000 compared with $49.1 million for the three months ended March 31, 1999. The $23.0 million revenue increase resulted from an increase in owned centers from 113 at March 31, 1999 to 193 at March 31, 2000. The increase in revenue was offset by corresponding increases in operating expense, interest expense and depreciation and amortization.

     The Company does not expect a loss from disposal of the executive suites businesses. The merger is scheduled to close on or before May 31, 2000. The proposed transaction is subject to satisfaction of a number of conditions. There can be no assurance that the proposed transaction will be consummated.

(5)  Gain on Sale of Assets

     The Company has disposed of certain assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. During the three months March 31, 2000, the Company disposed of four operating office properties recognizing gains totaling $5.4 million, net of $0.3 million in income taxes. During the three months ended March 31, 1999, the Company disposed of 24 operating office properties recognizing gains totaling $18.1 million, net of $8.4 million in income taxes.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

(6)  Segment Information

     The Company's reportable operating segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

     The Company's operating segments' performances are measured using funds from operations. Funds from operations represent net operating income before minority interest and extraordinary items, excluding depreciation and amortization on real estate assets and discontinued operations, gains on treasury locks and gain on sale of assets.

(In millions)                                           For the three months ended
                                                             March 31, 2000
                                       ---------------------------------------------------------
                                       Real Estate
                                        Property      Development         Other
                                       Operations      Operations      Operations       Total
                                       -----------     ----------      ----------     ----------
       Operating revenue                  $  136.6           1.9            3.1         $  141.6
       Segment expense                        44.2           1.0            8.8             54.0
                                          --------         -----         ------         --------
       Net segment revenue (expense)          92.4            .9           (5.7)            87.6
       Interest expense                       12.8            --           14.1             26.9
       Other income (expense), net             1.2            --             .1              1.3
                                          --------         -----         ------         --------
       Funds from operations              $   80.8            .9          (19.7)            62.0
                                          ========         =====         ======

       Adjustments:

         Depreciation and amortization                                                     (31.1)
                                                                                        --------

       Income from continuing operations
         before gain on sale of assets and
         minority interest                                                                  30.9
       Income taxes,  minority interest and
         gain on sale of assets                                                              2.3
       Discontinued  operations - loss,
         net of income tax                                                                  (1.4)
                                                                                        --------
         Net income                                                                     $   31.8
                                                                                        ========

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)
--------------------------------------------------------------------------------

(In millions)                                            For the three months ended
                                                             March 31, 1999
                                             ------------------------------------------------------------
                                              Real Estate
                                               Property      Development        Other
                                              Operations      Operations     Operations      Total
                                              ----------     -----------     ----------     -------
     Operating revenue                          $ 121.5          1.4             2.5        $ 125.4
     Segment expense                               40.4           .9             8.4           49.7
                                                -------        -----          ------        -------
     Net segment revenue (expense)                 81.1           .5            (5.9)          75.7
     Interest expense                              12.2           --             9.1           21.3
     Other income (expense), net                    1.3           --              .3            1.6
                                                -------        -----          ------        -------
     Funds from operations                      $  70.2           .5           (14.7)          56.0
                                                =======        =====          ======

     Adjustments:

       Depreciation and amortization                                                          (25.3)
       Gain on treasury locks                                                                   4.5
                                                                                            -------

     Income  from  continuing   operations
       before  gain on sale of assets  and
       minority interest                                                                       35.2
     Income taxes,  minority  interest and                                                     12.3
     Discontinued  operations - loss,  net
       of income tax                                                                           (1.3)
                                                                                            -------
            Net income                                                                      $  46.2
                                                                                            =======

          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations of the Company
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is primarily based on the Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries (the "Company") as of March 31, 2000 and December 31, 1999, and for the three months ended March 31, 2000 and 1999. The comparability of the periods is impacted by acquisitions completed, development properties placed in service and dispositions made during 2000 and 1999. As of March 31, 1999, the Company owned 273 properties. This number increased to 282 at March 31, 2000.

     The Company's reportable operating segments are real estate property operations and development operations. Development operations are primarily third-party development fee income and associated expenses. Other business activities and operating segments that are not reportable are included in other operations. Executive office suites are presented as discontinued operations.

     This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These consolidated financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.

RESULTS OF OPERATIONS - Three Months Ended  March 31, 2000 and 1999

Real Estate Property Operations

     Total real estate property operating revenue increased $15.1 million, or 12.4%, to $136.6 million for the three months ended March 31, 2000, compared to $121.5 million for the three months ended March 31, 1999. This increase resulted from development properties placed in service and same store rental growth which exceeded the loss of rental revenue due to dispositions. Same store net operating income in 2000 grew by 11.3% or $7.1 million over the same period in 1999, as a result of a 8.1% increase in rental revenue. This increase was driven by an increase in average rental rates primarily in San Francisco Bay area properties. The occupancy rate for same store properties increased to 97.0% for the first quarter of 2000 from 96.6% for the first quarter of 1999.

     Real estate property operating expenses increased $3.8 million primarily as a result of development properties placed in service. Same store operating expenses in 2000 decreased by $0.4 million or 1.4% over the first quarter of 1999. Interest expense increased by $0.6 million over the three months ended March 31, 1999 primarily as a result of an increase in borrowings offset partially by lower interest rates on refinanced mortgages.

Development Operations

          Development fee income increased $0.5 million to $1.9 million and development operating expenses increased $0.1 million to $1.0 million for the first quarter of 2000. These increases are the result of an increase in the number of development fee projects the Company manages.

Other Operations

     Operating revenues increased $0.6 million for the three months ended March 31, 2000 compared to the same period in 1999 primarily from increases in leasing fees and other service income.

     Other operations expenses increased $0.4 million primarily as a result of professional fees associated with the Company's Project Excellence program. The project's mission is primarily to examine the Company's current finance, technology and business processes in order to identify and implement changes needed to improve these processes to the level of best practice.

          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations of the Company
--------------------------------------------------------------------------------

     Interest expense increased $5.0 million or 55% to $14.1 million compared to $9.1 million in 1999. This was primarily due to a $4.8 million decrease in capitalizable interest for the three months ended March 31, 2000 as compared to 1999.

Discontinued Operations

Loss from operations of discontinued executive suites businesses was $1.4 million for 2000 versus $1.3 million reported for the three months ended March 31, 1999.

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

     The Company's total indebtedness, excluding discontinued operations, at March 31, 2000 was approximately $1.6 billion, of which $353 million, or 22%, bore a LIBOR-based floating interest rate. The Company's mortgages payable fixed rate indebtedness bore an effective weighted average interest rate of 8.0% at March 31, 2000 and had a weighted average term to maturity of 6.7 years. Based upon the Company's total market capitalization at March 31, 2000 of $3.6 billion (the common stock price was $21.25 per share; the total shares of common stock, convertible preferred stock and Units outstanding was approximately 73,987,000 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400 million), the Company's debt represented 45% of its total market capitalization. The Company has a $450.0 million unsecured credit facility, of which $353.0 million had been advanced, letters of credit totaling $3.7 million were issued, and $93.3 million was available for draw. HQ Global has a $200.0 million unsecured credit facility, which is guaranteed by the Company. As of March 31, 2000, $140.5 million had been advanced, letters of credit totaling $10.8 million were issued, and $48.7 million was available for draw. It is contemplated that the HQ Global facility will be repaid and terminated in connection with the proposed HQ Global/VANTAS transaction.

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

     Additionally, the Company and its affiliates (including CarrAmerica Development, Inc.) will require a substantial amount of capital for development projects currently underway and planned for the future. As of March 31, 2000, the Company had approximately 954,000 square feet of office space in 16 development projects under construction which are expected to require a total investment by the Company of approximately $166 million. As of March 31, 2000, the Company had expended $75.3 million, or 45 percent of the total expected investment. In addition, CarrAmerica Development has made commitments of $170.0 million for new development projects that will commence construction in 2000.

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

     During the first quarter of 2000, the Company disposed of four operating properties, generating net proceeds of $32.7 million. As of May 10, 2000, the Company has three projects under contract for sale which are projected to produce net proceeds of $36.8 million of which $27.6 million is projected for the second quarter 2000. Due to uncertainties in the disposition process, there can be no assurance that these sales will close or that they will achieve the expected net proceeds.

     As a result of the Company's disposition and refinancing efforts, the Company believes that funding is available for all capital requirements through the end of 2000, including firm commitments for development projects. The Company expects to continue to rely on cash flow from operations, asset dispositions, asset refinancings, joint ventures and access to its credit facilities to fund capital requirements for the foreseeable future.

     Net cash provided by operating activities was $60.9 million for the three months ended March 31, 2000, compared to $38.7 million for the three months ended March 31, 1999. The increase of $22.2 million in net cash provided by operating activities resulted primarily from the timing of payments for accounts payable and rents received in advance. The Company's investing activities used $20.5 million for the three months ended March 31, 2000 compared to the Company's investing activities providing $145.3 million for the three months ended March 31, 1999. The Company's investment activities included sales of office buildings and land acquired for future development and additions to construction in progress. Net proceeds from the sales of rental property was $32.7 million for the three months ended March 31, 2000, compared to $253.8 million for the three months ended March 31, 1999. The Company invested approximately $51.8 million in acquisitions and improvements to existing real estate assets, acquisition and development of executive suites assets and additions to land held for development and construction in progress for the three months ended March 31, 2000 compared to $107.6 million for the comparable period of 1999.

     Net of dividends paid and distributions to minority interests, the Company's financing activities provided net cash of $6.5 million for the three months ended March 31, 2000 compared to net cash used of $132.3 million for the three months ended March 31, 1999. During the three months ended March 31, 1999, the Company repurchased 5,000,000 common shares issued in its forward equity sale transaction for $109.7 million. Proceeds from the sale of rental properties were used to fund this transaction and to repay amounts on the unsecured credit facility. For the three months ended March 31, 2000, the Company's net borrowings on its unsecured credit facility were $10.0 million as compared to net repayments of $65.0 million for the comparable period of 1999.

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

          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations of the Company
--------------------------------------------------------------------------------

Funds From Operations

     The Company believes that funds from operations (FFO) is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. In accordance with the National Association of Real Estate Investment Trusts (NAREIT) White Paper on funds from operations as approved by the Board of Governors of NAREIT, funds from operations represents net income
(loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. The Company's funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. NAREIT's definition for FFO excludes discontinued operations, however, the Company has elected to calculate FFO from discontinued operations of the Company's executive suites businesses. FFO for discontinued operations includes executive suites earnings before depreciation, amortization and deferred taxes ("EBDADT"). The Company has restated the prior year to conform with the current year presentation which excludes the add back of development losses associated with the Company's executive suites business. The Company continues to exclude the gain on settlement of treasury locks for the restated 1999 FFO. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with generally accepted accounting principles and, as such, should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or the Company's ability to make distributions.

The following table provides the calculation of the Company's funds from operations for the period presented:

  (In thousands)                                                                Three Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                               2000            1999
                                                                               ----            ----
  Net income from continuing operations before minority interest             $   36,207     $   53,182

  Adjustments to derive funds from continuing operations:
      Add depreciation and amortization                                          31,442         25,366
      Deduct:
        Minority interests' (non Unitholders) share of depreciation,
         Amortization and net income                                               (255)           (49)
        Gain on settlement of treasury locks                                        ---         (4,489)
        Gain on sale of assets                                                   (5,354)       (18,055)
                                                                             ----------     ----------
  Funds from continuing operations before allocations to the minority
      Unitholders                                                                62,040         55,955

  Less funds from continuing operations allocable to the minority
      Unitholders                                                                (4,437)        (4,166)
                                                                             ----------     ----------

  Funds from continuing operations allocable to CarrAmerica Realty
    Corporation                                                                  57,603         51,789

  Less preferred stock dividends                                                 (8,777)        (8,745)
                                                                             ----------     ----------
  Funds from continuing operations attributable to common shareholders           48,826         43,044
                                                                             ----------     ----------
  Discontinued operations                                                         4,895          3,086
                                                                             ----------     ----------
  Funds from operations attributable to common shareholders                  $   53,721     $   46,130
                                                                             ==========     ==========

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

          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations of the Company
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     No material changes in the Company's market risk have occurred since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    Part II

OTHER INFORMATION
-----------------

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 6. Exhibits and Reports on Form 8-K

        (a.)   Exhibits

               10.1 Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., the Company, VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3,
                      2000) (the "Merger Agreement").

               10.2 Form of Stockholders Agreement among Reckson Service Industries, Inc., HQ Global Workplaces, Inc., the Company and the other parties named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 3, 2000).

               10.3 Stock Purchase Agreement between the Company and Reckson Service Industries, Inc., dated as of January 20, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 3,
                      2000) (the "Stock Purchase Agreement").

               10.4   Stock Purchase Agreement among the Company, OmniOffices
                      (UK) Limited, OmniOffices (Lux) 1929 Holding Company S.A., VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 3, 2000) (the "UK Agreement").

               10.5 Form of Indemnification and Escrow Agreement by and among Reckson Service Industries, Inc., the Company and the other parties named therein (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 3, 2000).

               10.6 First Amendment to Merger Agreement, dated as of April 29, 2000.

               10.7 First Amendment to Stock Purchase Agreement, dated as of April 29, 2000.

               10.8   First Amendment to UK Agreement, dated as of April 29,
                      2000.

                 27   Financial Data Schedule - Three Months Ended March 31,
                      2000.

        (b.)   Reports on Form 8-K

               a. Current Report on Form 8-K filed on February 3, 2000 regarding a proposed transaction involving the Company's executive suites affiliates HQ Global Workplaces, Inc., OmniOffices (UK) Limited and OmniOffices (Lux) 1929 Holding Company S.A.

               b. Current Report on Form 8-K filed on February 14, 2000, as amended by a Current Report on Form 8-K/A filed on February 17, 2000 and a Current Report on Form 8-K/A filed on February 23, 2000, regarding certain supplemental data included in the Company's press release dated February 4, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION


/s/ Thomas A. Carr
_______________________________________________________
Thomas A. Carr, President and Chief Executive Officer


/s/ Richard F. Katchuk
_______________________________________________________
Richard F. Katchuk, Chief Financial Officer


/s/ Stephen E. Riffee
_______________________________________________________
Stephen E. Riffee, Senior Vice President, Controller and Treasurer (Principal Accounting Officer)


Date: May 12, 2000

                                  Exhibit Index
                                  -------------

Exhibit    Description                                                      Page
-------    -----------                                                      ----

10.6       First Amendment to Merger Agreement, dated as of April 29, 2000

10.7       First Amendment to Stock Purchase Agreement, dated as of April
           29, 2000

10.8       First Amendment to UK Agreement, dated as of April 29, 2000

  27       Financial Data Schedule - Three Months Ended March 31, 2000.