Form 10-Q
period 2000-06-30
CARRAMERICA REALTY CORP
filed 2000-08-14
CIK 893577

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20543


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED June 30, 2000

                           COMMISSION FILE NO. 1-11706


                         CARRAMERICA REALTY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                  52-1796339
---------------------------------     ----------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification Number)


                   1850 K Street, N.W., Washington, D.C. 20006
-------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)


        Registrant's telephone number, including area code (202) 729-1000
                                                           --------------

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


            Number of shares outstanding of each of the registrant's
                classes of common stock, as of August 14, 2000:

            Common Stock, par value $.01 per share: 66,342,364 shares
-----------------------------------------------------------------------------

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




                                           Index
                                           -----
                                                                                                                     Page
Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of June 30, 2000
         (unaudited) and December 31, 1999.................................................................             4

         Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the
         three months and six months ended  June 30, 2000 and 1999 (unaudited).............................        5 to 6

         Consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the
         six months ended June 30, 2000 and 1999 (unaudited)...............................................             7

         Notes to consolidated financial statements (unaudited)............................................       8 to 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................................................       13 to 18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................             19


Part II: Other Information
--------------------------

Item 1.   Legal Proceedings...............................................................................             20

Item 4.   Submission of Matters to a Vote of Security Holders.............................................             20

Item 6.  Exhibits and Reports on Form 8-K.................................................................       20 to 21

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

                       CARRAMERICA REALTY CORPORATION AND
                 SUBSIDIARIES Consolidated Balance Sheets As Of
                       June 30, 2000 and December 31, 1999

-------------------------------------------------------------------------------

 (In thousands, except per share and share amounts)

                                                                                 June 30,            December 31,
                                                                                   2000                 1999
                                                                             ---------------     ----------------
                                                                             (Unaudited)
Assets
------
Rental property:
     Land                                                                     $     674,900       $      674,390
     Buildings                                                                    2,082,926            2,082,533
     Tenant improvements                                                            345,437              304,983
        Furniture, fixtures and equipment                                             6,032                5,916
                                                                             ---------------     ----------------
                                                                                  3,109,295            3,067,822
     Less - accumulated depreciation                                               (366,997)            (323,455)
                                                                             ---------------     ----------------
         Total rental property                                                    2,742,298            2,744,367

Land held for development                                                            96,863              104,050

Construction in progress                                                            106,880              116,013

Cash and cash equivalents                                                            52,799               51,886
Restricted cash and cash equivalents                                                 12,797               12,475
Accounts and notes receivable                                                        31,973               34,734
Investments                                                                         117,496               67,143
Accrued straight-line rents                                                          53,712               47,764
Tenant leasing costs, net                                                            63,644               58,848
Deferred financing costs, net                                                        12,930               15,621
Prepaid expenses and other assets, net                                               26,971               18,503
Net assets of discontinued operations                                                    --              207,668
                                                                             ---------------     ----------------
                                                                              $   3,318,363       $    3,479,072
                                                                             ================    ================

Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------

Liabilities:
     Mortgages and notes payable                                              $   1,432,972       $    1,603,371
     Accounts payable and accrued expenses                                           77,065               68,643
     Rent received in advance and security deposits                                  30,853               27,757
                                                                             ---------------     ----------------
         Total liabilities                                                        1,540,890            1,699,771

Minority interest                                                                    89,389               92,586

Stockholders' equity:
     Preferred Stock, $.01 par value, authorized 35,000,000 shares:
         Series A Cumulative  Convertible  Redeemable  Preferred Stock,  480,000
              shares issued and  outstanding at June 30, 2000 and 680,000 shares issued and  outstanding  at December  31,  1999 with an  aggregate
              liquidation   preference  of  $12.0  million  and  $17.0  million,
              respectively                                                                5                    7
         Series B, C and D Cumulative Redeemable Preferred Stock,
              8,800,000 shares issued and outstanding with an aggregate
              liquidation preference of $400.0 million                                   88                   88
     Common Stock, $.01 par value, authorized 180,000,000 shares, issued and outstanding 66,307,083 shares at June 30, 2000 and 66,826,288 shares
         at December 31, 1999                                                           663                  668
     Additional paid in capital                                                   1,802,621            1,816,990
     Cumulative dividends in excess of net income                                  (115,293)            (131,038)
                                                                             ---------------     ----------------
         Total stockholders' equity                                               1,688,084            1,686,715
                                                                             ---------------     ----------------
Commitments and contingencies                                                            --                   --
                                                                              $   3,318,363       $    3,479,072
                                                                             ===============     ================


See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the Three Months Ended June 30, 2000 and 1999
 -------------------------------------------------------------------------------

 (Unaudited and in thousands, except per share amounts)

                                                                                     2000                  1999
                                                                                     ----                  ----
Revenues:
   Rental income:
     Minimum base rent                                                           $    115,303          $    101,173
     Recoveries from tenants                                                           17,505                13,838
     Parking and other tenant charges                                                   6,319                 4,227
                                                                                 --------------        --------------
         Total rental revenue                                                         139,127               119,238
   Real estate service revenue                                                          5,312                 4,947
                                                                                 --------------        --------------
         Total operating revenues                                                     144,439               124,185
                                                                                 --------------        --------------

Operating expenses:
   Property expenses:
     Operating expenses                                                                31,930                30,808
     Real estate taxes                                                                 12,572                11,823
   Interest expense                                                                    25,115                19,843
   General and administrative                                                          12,001                 8,982
   Depreciation and amortization                                                       35,170                28,455
                                                                                 --------------        --------------
         Total operating expenses                                                     116,788                99,911
                                                                                 --------------        --------------
Real estate operating income                                                           27,651                24,274
                                                                                 --------------        --------------

Other operating income:
   Interest Income                                                                        873                   886
   Equity in earnings of unconsolidated partnerships                                    1,267                 1,136
                                                                                 --------------        --------------
              Total other operating income                                              2,140                 2,022
                                                                                 --------------        --------------

         Income from continuing operations before minority interest                    29,791                26,296
Minority Interest                                                                      (2,353)               (4,518)
                                                                                 --------------        --------------
              Income from continuing operations                                        27,438                21,778
Discontinued operations - Income (loss) from Executive Suites operations (less
   applicable income tax expense of $1,083 and $0, respectively)                        1,836                (1,849)

Discontinued  operations  - Gain  on  sale  of  discontinued  operations  (less
   applicable income tax expense of $21,131)                                           31,852                    --
                                                                                 --------------        --------------

         Income before gain on sale of assets                                          61,126                19,929
Gain on sale of assets, net of income taxes                                             2,387                10,477
                                                                                 --------------        --------------
         Net income                                                              $     63,513          $     30,406
                                                                                 ==============        ==============

         Basic net income per common share:
              Income from continuing operations                                  $       0.31          $       0.35
              Discontinued operations                                                    0.03                 (0.03)

              Gain on sale of discontinued operations                                    0.48                    --
                                                                                 --------------        --------------
                  Net income                                                     $       0.82          $       0.32
                                                                                 ==============        ==============
         Diluted net income per share:
              Income from continuing operations                                  $       0.31          $       0.35
              Discontinued operations                                                    0.03                 (0.03)

              Gain on sale of discontinued operations                                    0.43                    --
                                                                                 --------------        --------------
                  Net income                                                     $       0.77          $       0.32
                                                                                 ==============        ==============



See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Operations
                  For the Six Months Ended June 30, 2000 and 1999
-------------------------------------------------------------------------------




(Unaudited and in thousands, except per share amounts)

                                                                                     2000                  1999
                                                                                     ----                  ----
Revenues:
   Rental income:

     Minimum base rent                                                           $    229,183          $    204,313
     Recoveries from tenants                                                           34,339                27,971
     Parking and other tenant charges                                                  12,230                 8,412
                                                                                 --------------        --------------
         Total rental revenue                                                         275,752               240,696
   Real estate service revenue                                                         10,253                 8,847
                                                                                 --------------        --------------
         Total operating revenues                                                     286,005               249,543
                                                                                 --------------        --------------

Operating expenses:
   Property expenses:
     Operating expenses                                                                64,212                60,112
     Real estate taxes                                                                 24,518                22,864
   Interest expense                                                                    52,005                41,161
   General and administrative                                                          21,773                18,291
   Depreciation and amortization                                                       67,319                54,610
                                                                                 --------------        --------------
         Total operating expenses                                                     229,827               197,038
                                                                                 --------------        --------------
Real estate operating income                                                           56,178                52,505
                                                                                 --------------        --------------

Other operating income:
   Interest Income                                                                      1,750                 1,798
   Equity in earnings of unconsolidated partnerships                                    2,716                 2,631
   Gain on settlement of treasury locks                                                    --                 4,489
                                                                                 --------------        --------------

              Total other operating income                                              4,466                 8,918
                                                                                 --------------        --------------

         Income from continuing operations before minority interest                    60,644                61,423
Minority Interest                                                                      (5,408)              (10,254)
                                                                                 --------------        --------------
              Income from continuing operations                                        55,236                51,169
Discontinued operations - Income (loss) from Executive Suites operations (less
   applicable income tax expense of $1,300 and $252, respectively).                       456                (3,120)

Discontinued  operations  - Gain  on  sale  of  discontinued  operations  (less
   applicable income tax expense of $21,131)                                           31,852                    --
                                                                                 --------------        --------------

         Income before gain on sale of assets                                          87,544                48,049
Gain on sale of assets, net of income taxes                                             7,741                28,532
                                                                                 --------------        --------------
          Net income                                                              $    95,285          $     76,581
                                                                                 ==============        ==============

         Basic net income per common share:
              Income from continuing operations                                  $       0.68          $       0.90
              Discontinued operations                                                    0.00                 (0.05)

              Gain on sale of discontinued operations                                    0.48                    --
                                                                                 --------------        --------------
                  Net income                                                     $       1.16          $       0.85
                                                                                 ==============        ==============
         Diluted net income per share:
              Income from continuing operations                                  $       0.68          $       0.89
              Discontinued operations                                                    0.00                 (0.05)

              Gain on sale of discontinued operations                                    0.44                    --
                                                                                 --------------        --------------
                   Net income                                                     $      1.12          $       0.84
                                                                                 ==============        ==============



See accompanying notes to consolidated financial statements

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 2000 and 1999
-------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                      2000                1999
                                                                                      ----                ----

Cash flows from operating activities:
   Net income                                                                       $   95,285        $    76,581
                                                                                  --------------     ---------------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      67,370             63,633
     Minority interest in income                                                         5,408             10,168
     Equity in earnings of unconsolidated partnerships                                  (2,716)            (2,631)
     Gain on sale of assets                                                             (7,741)           (28,532)
     Gain on sale of discontinued operations                                           (32,308)                --
     Other                                                                               2,473              1,281
    Change in assets and liabilities, net of acquisitions and dispositions:
     Increase in accounts and notes receivable                                          (4,001)            (3,033)
     Decrease in accrued straight-line rents                                            (6,466)            (1,503)
     Additions to tenant leasing costs                                                  (9,059)            (3,997)
     Increase in prepaid expenses and other assets                                      (5,407)           (13,559)
     (Decrease) increase in accounts payable and accrued expenses                       (1,664)             2,040
     Increase (decrease) in rent received in advance and security deposits               3,095               (152)
                                                                                  --------------     ---------------
         Total adjustments                                                               8,984             23,715
                                                                                  --------------     ---------------
         Net cash provided by operating activities                                     104,269            100,296
                                                                                  --------------     ---------------
Cash flows from investing activities:
   Acquisition and development of rental property                                      (46,825)           (45,747)
   Acquisition and development of executive suites assets                               (6,678)           (18,888)
   Additions to land held for development                                              (11,071)           (14,116)
   Additions to construction in progress                                               (33,493)          (148,361)
   Distributions from unconsolidated partnerships                                        3,568             23,220
   Investments in unconsolidated partnerships                                           (9,875)            (4,864)
   Acquisition of minority interest                                                     (1,478)                --
   (Increase) decrease in restricted cash and cash equivalents                            (322)            19,575
   Proceeds from the sale of discontinued operations                                   377,310                 --
   Proceeds from sales of rental property                                               62,883            352,699
                                                                                  --------------     ---------------
         Net cash provided by investing activities                                     334,019            163,518
                                                                                  --------------     ---------------
Cash flows from financing activities:
   Repurchase of common stock                                                          (28,450)          (109,717)
   Net repayments on unsecured credit facility                                        (317,500)           (90,000)
   Proceeds from refinance of existing mortgages                                            --             46,102
   Repayment of mortgages payable                                                       (7,849)            (6,910)
   Dividends and distributions to minority interests                                   (85,524)           (81,801)
   Contributions from minority interests                                                 1,948                 --
   Additions to deferred financing costs                                                    --               (361)
                                                                                  --------------     ---------------
         Net cash used by financing activities                                        (437,375)          (242,687)
                                                                                  --------------     ---------------
         Foreign currency translation adjustment                                            --             (2,726)
                                                                                  --------------     ---------------
         Increase in unrestricted cash and cash equivalents                                913             18,401
Unrestricted cash and cash equivalents, beginning of the period                         51,866             36,499
                                                                                  --------------     ---------------
Unrestricted cash and cash equivalents, end of the period                           $   52,799       $     54,900
                                                                                  ==============     ===============

Supplemental disclosure of cash flow information:

   Cash paid for interest (net of capitalized interest of $7,229 and $16,378
     for the six months ended June 30, 2000 and 1999, respectively)                 $   60,106       $     49,568
                                                                                  ==============     ===============


See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------
(1)      Description of Business and Summary of Significant Accounting Policies

         (a)      Business

                  CarrAmerica Realty Corporation (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT"), organized under the laws of Maryland, which owns, develops, acquires and operates office properties. The Company's office properties primarily are located in 14 suburban markets across the United States.

         (b)      Basis of Presentation

                  The accounts of the Company and its majority-owned/controlled subsidiaries and affiliates are consolidated in the accompanying financial statements. The Company uses the equity method of accounting for its investments in and earnings and losses of unconsolidated partnerships not controlled by the Company and the cost method for investments where the Company's ownership is less than 20%. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (c)      Interim Financial Statements

                  The information furnished reflects all adjustments, which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods, and all such adjustments are of a normal, recurring nature.

         (d)      New Accounting Pronouncements

                  In June 1998, the FASB issued SFAS No. 133
                  "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is evaluating and has not yet determined the impact of this pronouncement.

         (e)      Per Share Data and Dividends

                  The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations (including gain on sale of assets):

                                                         Three Months                          Three Months
                                                     Ended June 30, 2000                    Ended June 30, 1999
                                            -----------------------------------------------------------------------------
                                              Income                      Per         Income                     Per
                                             (000's)         Shares       Share      (000's)        Shares       Share
                                            (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                            -----------------------------------------------------------------------------

                 Basic EPS                   $ 21,080      66,856           $0.31    $  23,417      66,779         $0.35
                 Effect of Dilutive
                   Securities:
                     Stock Options               --           878               --                     362
                                            ------------ --------------  ---------  ----------   --------------  --------
                 Diluted  EPS               $  21,080      67,734           $0.31    $  23,417      67,141         $0.35
                                            ============ ===============  ========  ===========  ==============  ========


                  In the calculations of EPS, income from continuing operations including gain on sale of assets has been reduced by preferred stock dividends of $8,745 and $8,838 for the three month periods ended June 30, 2000 and 1999, respectively. The effects of partnership units and Series A Preferred Stock are not included in the computation of diluted EPS for a given period if their effect is antidilutive. Partnership units are issued by Carr Realty L.P. and CarrAmerica Realty L.P.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          Six Months                            Six Months
                                                     Ended June 30, 2000                    Ended June 30, 1999
                                            -----------------------------------------------------------------------------
                                              Income                      Per         Income                     Per
                                             (000's)         Shares       Share      (000's)        Shares       Share
                                            (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                            -----------------------------------------------------------------------------

                 Basic EPS                   $  45,455     66,912           $0.68    $   62,118          68,927     $0.90
                 Effect of Dilutive
                   Securities:
                     Stock Options                  --        395              --                           295     (0.01)
                                            ------------ ---------------  --------   -----------  --------------  --------
                 Diluted EPS                 $  45,455     67,307           $0.68    $   62,118          69,222     $0.89
                                            ============ ===============  ========   ===========  ==============  ========


                  In the calculation of EPS, income from continuing operations before extraordinary item has been reduced by preferred stock dividends of $17,522 and $17,583 for the six month periods ended June 30, 2000 and 1999, respectively. The effects of partnership units and Series A Preferred Stock are not included in the computation of diluted EPS for a given period if their effect is antidilutive.

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

 (3)     Discontinued Operations

         On January 20, 2000, the Company, HQ Global, VANTAS and FrontLine Capital Group entered into several agreements that contemplated a series of transactions, including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine Capital Group of certain shares of common stock of HQ Global from the Company and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of the Company's debt and equity interests in OmniOffices (UK) Limited and OmniOffices (Lux) 1929 Holding Company S.A. On June 1, 2000, the merger was completed. The Company recognized an after-tax gain of $31.9 million as a result of the merger. The Company's investment in the merged entity at June 30, 2000 was approximately $41.6 million. The Company owns approximately 16% of the equity of the merged entity on a fully diluted basis .

         In connection with the HQ Global merger a $200.0 million credit facility that HQ Global had with Morgan Guaranty Trust Company ("Morgan"), as lead agent, was retired with proceeds from the merger. Approximately $141 million of HQ Global debt (which was guaranteed by CarrAmerica) was repaid at that time.

 (4)     Gain on Sale of Assets

         The Company has disposed of certain assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. During the six months ended June 30, 2000, the Company disposed of 5 operating office properties recognizing gains totaling $7.7 million, net of $1.3 million in income taxes. During the six months ended June 30, 1999, the Company disposed of 51 operating office properties recognizing gains totaling $28.5 million, net of $13.7 million in income taxes.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

(5)      Segment Information

         The Company's reportable operating segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

         The Company's operating segments' performances are measured using funds from operations. Funds from operations represent net operating income before minority interest and extraordinary items, excluding depreciation and amortization on real estate assets, discontinued operations, gains on treasury locks and gain on sale of assets.


(In millions)                                                        For the three months ended
                                                                           June 30, 2000
                                               --------------------------------------------------------------
                                               Real Estate
                                                 Property      Development         Other
                                                Operations     Operations       Operations         Total
                                                ----------     ----------       ----------         -----
        Operating revenue                       $   139.1           2.1               3.2      $    144.4
        Segment expense                              44.5           1.4              10.6            56.5
                                               -----------    ------------     --------------  -----------
        Net segment revenue (expense)                94.6           0.7              (7.4)           87.9
        Interest expense                             12.1            --              13.0            25.1
        Other income (expense), net                   3.9            --              (2.7)            1.2
                                               -----------    ------------     --------------  -----------
        Funds from operations                   $    86.4           0.7             (23.1)           64.0
                                               ===========    ============     ==============  ===========
        Adjustments:
          Depreciation and amortization                                                             (34.3)
                                                                                               -----------
        Income from continuing operations
          before gain on sale of assets and
          minority interest                                                                          29.7
        Minority interest and gain on sale
          of assets                                                                                   --
        Discontinued operations, net of
          income tax                                                                                  1.9
        Gain on sale of discontinued
          operations, net of taxes                                                                   31.9
                                                                                               -----------
                 Net income                                                                     $    63.5
                                                                                               ===========

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------




(In millions)                                             For the three months ended
                                                                 June 30, 1999
                                          ------------------------------------------------------------
                                           Real Estate
                                            Property      Development        Other
                                           Operations      Operations     Operations        Total
                                           ----------      ----------     ----------        -----

   Operating revenue                      $    119.2              1.7           3.2     $    124.1
   Segment expense                              42.6              0.8           8.1           51.5
                                          -------------    ------------  ------------    -------------
   Net segment revenue (expense)                76.6              0.9          (4.9)          72.6

   Interest expense                             12.6               --           7.3           19.9

   Other income (expense), net                   3.3               --          (1.5)           1.8
                                          -------------    ------------  ------------    -------------
   Funds from operations                  $     67.3              0.9         (13.7)          54.5
                                          =============    ============  ============    =============
   Adjustments:
     Depreciation and amortization                                                           (28.3)
                                                                                         -------------
   Income from continuing operations
     before gain on sale of assets and
     minority interest                                                                        26.2
   Minority interest and gain on sale
     of assets                                                                                 6.0
   Discontinued operations - loss, net
     of income tax                                                                            (1.8)
                                                                                         -------------
          Net income                                                                    $     30.4
                                                                                         =============


                                                           For the six months ended
                                                                 June 30, 2000
                                          ------------------------------------------------------------
                                           Real Estate
                                            Property      Development        Other
                                           Operations      Operations     Operations        Total
                                           ----------      ----------     ----------        -----
   Operating revenue                      $    275.7              4.0           6.3      $   286.0
   Segment expense                              88.7              2.4          19.4          110.5
                                          -------------    ------------   -----------  --------------
   Net segment revenue (expense)               187.0              1.6         (13.1)         175.5

   Interest expense                             24.9               --          27.1           52.0

   Other income (expense), net                   5.1               --          (2.6)           2.5
                                          -------------    ------------   -----------  --------------
   Funds from operations                   $   167.2              1.6         (42.8)         126.0
                                          =============    ============   ===========  ==============
   Adjustments:
     Depreciation and amortization                                                           (65.4)
                                                                                       --------------
   Income from continuing operations
     before gain on sale of assets and
     minority interest                                                                        60.6
   Minority interest and gain on sale
     of assets                                                                                 2.3
   Discontinued operations, net of
     income tax                                                                                0.5
   Gain on sale of discontinued
     operations                                                                               31.9
                                                                                       --------------
          Net income                                                                    $     95.3
                                                                                       ==============

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                          For the six months ended
                                                               June 30, 1999
                                          ------------------------------------------------------------
                                          Real Estate
                                            Property      Development        Other
                                           Operations      Operations     Operations        Total
                                         ------------     ------------   -----------   -------------
   Operating revenue                      $    240.7              3.1           5.7     $    249.5
   Segment expense                              83.0              1.7          16.5          101.2
                                         ------------     ------------   -----------   -------------
   Net segment revenue (expense)               157.7              1.4         (10.8)         148.3
   Interest expense                             24.8             --            16.4           41.2
   Other income (expense), net                   4.6             --            (1.3)           3.3
                                         ------------     ------------   -----------   -------------
   Funds from operations                  $    137.5              1.4         (28.5)         110.4
                                         ============     ============   ==========
   Adjustments:
     Depreciation and amortization                                                           (53.5)
     Gain on treasury locks                                                                    4.5
                                                                                       -------------
   Income from continuing operations
     before gain on sale of assets and
     minority interest                                                                        61.4
   Minority interest and gain on sale
     of assets                                                                                18.3
   Discontinued operations - loss, net
     of income tax                                                                            (3.1)
                                                                                       -------------
          Net income                                                                    $      76.6
                                                                                       =============

     Management's Discussion and Analysis of Financial Condition and Results
                          of Operations of the Company
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is primarily based on the Consolidated Financial Statements of CarrAmerica Realty Corporation and its subsidiaries (the "Company") as of June 30, 2000 and December 31, 1999, and for the three and six months ended June 30, 2000 and 1999. The comparability of the periods is impacted by acquisitions completed, development properties placed in service and dispositions made during 2000 and 1999. As of June 30, 1999, the Company had 258 operating properties. This number increased to 276 at June 30, 2000.

         The Company's reportable operating segments are real estate property operations and development operations. Development operations primarily consisted of third-party development fee income and associated expenses. Other business activities and operating segments that are not reportable are included in other operations. Executive office suites are presented as discontinued operations.

         This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These consolidated financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.

RESULTS OF OPERATIONS - Three Months Ended June 30, 2000 and 1999

Real Estate Property Operations

         Total real estate property operating revenue increased $19.9 million, or 16.7%, to $139.1 million for the three months ended June 30, 2000, compared to $119.2 million for the three months ended June 30, 1999. This increase resulted from development properties being placed in service and same store rental growth which exceeded the loss of rental revenue due to dispositions. Same store net operating income in 2000 grew by 11.2% or $7.2 million over the same period in 1999, as a result of a 7.9% increase in rental revenue. This increase was driven by an increase in average rental rates primarily in San Francisco Bay area properties. The occupancy rate for same store properties increased to 97.4% for the second quarter of 2000 from 96.5% for the second quarter of 1999.

         Real estate property operating expenses increased $1.9 million primarily as a result of development properties placed in service. Same store operating expenses in 2000 increased by $0.5 million or 1.5% over the second quarter of 1999.

Development Operations

         Development fee revenue increased $0.4 million to $2.1 million and development operating expenses increased $0.6 million to $1.4 million for the second quarter of 2000. These increases are the result of an increase in the number of development fee projects the Company manages.

Other Operations

         Operating revenues were flat for the three months ended June 30, 2000 compared to the same period in 1999.

         Other operations expenses increased $2.5 million primarily as a result of professional fees associated with the Company's Project Excellence program and other initiatives. The project's mission is primarily to examine the Company's current finance, technology and business processes in order to identify and implement changes needed to improve these processes to the level of best practice. Another factor contributing to higher expenses was increased compensation expenses related to bonuses and other incentives.

  Management's Discussion and Analysis of Financial Condition and Results
                          of Operations of the Company
--------------------------------------------------------------------------------

         Interest expense increased $5.7 million or 78.1% to $13.0 million compared to $7.3 million in 1999. This was primarily due to a $4.8 million decrease in capitalizable interest for the three months ended June 30, 2000 as compared to 1999 based on reduced construction in progress activity between the periods.

Discontinued Operations

Income from operations of discontinued executive suites businesses was $1.8 million for 2000 versus a loss of $1.8 million reported for the three months ended June 30, 1999. The increase in income is primarily due to the lease up of development properties placed into operations. On June 1, 2000, the merger between HQ Global Workplaces and Vantas was completed. The Company recognized an after tax gain of $31.9 million.

RESULTS OF OPERATIONS - Six Months Ended June 30, 2000 and 1999

Real Estate Property Operations

         Total real estate property operating revenue increased $35.0 million, or 14.5%, to $275.7 million for the six months ended June 30, 2000, compared to $240.7 million for the six months ended June 30, 1999. This increase resulted from development properties being placed in service and same store rental growth which exceeded the loss of rental revenue due to dispositions. Same store net operating income in 2000 grew by 11.6% or $14.6 million over the same period in 1999, as a result of an 8.3% increase in rental revenue. This increase was driven by an increase in average rental rates primarily in San Francisco Bay area properties. The occupancy rate for same store properties increased to 97.3% for the first six months of 2000 from 96.5% for the first six months of 1999.

         Real estate property operating expenses increased $5.7 million primarily as a result of development properties placed in service. Same store operating expenses in 2000 increased by $1.0 million or 1.5% over the second quarter of 1999. Interest expense increased $0.1 million over the six months ended June 30, 1999 primarily as a result of an increase in borrowings and slightly lower interest rates.

Development Operations

         Development fee revenue increased $0.9 million to $4.0 million and development operating expenses increased $0.7 million to $2.4 million for the first six months of 2000. These increases are the result of an increase in the number of development fee projects the Company manages.

Other Operations

         Operating revenues increased $0.6 million for the six months ended June 30, 2000 compared to the same period in 1999 primarily from increases in leasing fees and other service income.

         Other operations expenses increased $2.9 million primarily as a result of professional fees associated with the Company's Project Excellence program and other initiatives. The project's mission is primarily to examine the Company's current finance, technology and business processes in order to identify and implement changes needed to improve these processes to the level of best practice.

         Interest expense increased $10.7 million or 65.2% to $27.1 million compared to $16.4 million in 1999. This was primarily due to a $9.1 million decrease in capitalizable interest for the six months ended June 30, 2000 as compared to 1999 based on reduced construction in progress activity between the periods.

Discontinued Operations

         Income from operations of discontinued executive suites businesses was $0.5 million for 2000 versus a loss of $3.1 million reported for the six months ended June 30, 1999. The increase in income is primarily due to the lease up of development properties placed into operations. On June 1, 2000, the merger between HQ Global Workplaces and Vantas was completed. The Company recognized an after tax gain of $31.9 million.

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

         The Company's total indebtedness at June 30, 2000 was approximately $1.4 billion, of which $166 million, or 12%, bore a LIBOR-based floating interest rate. The Company's mortgages payable fixed rate indebtedness bore an effective weighted average interest rate of 7.8% at June 30, 2000 and had a weighted average term to maturity at 6.3 years. Based upon the Company's total market capitalization at June 30, 2000 of $3.7 billion (the common stock price was $26.52 per share; the total shares of common stock, convertible preferred stock and Units outstanding were approximately 73,151,000 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400 million), the Company's debt represented 38% of its total market capitalization. The Company has a $450.0 million unsecured debt facility, of which $166.0 million had been advanced, letters of credit totaling $3.7 million were issued, and $280.3 million was available for draw.

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

         Additionally, the Company and its affiliates (including CarrAmerica Development, Inc.) will require a substantial amount of capital for development projects currently underway and planned for the future. As of June 30, 2000, the Company had approximately 1.5 million square feet of office space in 19 development projects under construction which are expected to require a total investment by the Company of approximately $244 million. As of June 30, 2000, the Company had expended $107 million, or 44% of the total expected investment. In addition, CarrAmerica Development has made commitments of $36 million for new development projects that will commence construction in the later half of 2000.

         Prior to the second quarter of 1998, the Company met its capital requirements primarily by accessing the public equity markets. As a general matter, conditions in the public equity markets for most REITs have not been favorable since that time. In response to these unfavorable conditions, the Company has curtailed its acquisition program and satisfied its cash needs through the disposition of selected assets, the refinancing of selected assets, prudent use of joint ventures that reduce the Company's investment requirement and utilization of the Company's existing credit facilities.

         During the second quarter of 2000, the Company disposed of 3 operating properties, generating net proceeds of $28.7 million. As of July 31, 2000, the Company has two projects under contract for sale which are projected to produce net proceeds of approximately $111 million. Due to uncertainties in the disposition process, there can be no assurance that these sales will close or that they will achieve the expected net proceeds.

         The Company is party to several joint ventures requiring ongoing capital commitments. At the end of the second quarter of 2000, there were three buildings under construction in which the Company had a partial interest. Costs incurred through June 30, 2000 on these projects were approximately $74.8 million with costs to complete

  Management's Discussion and Analysis of Financial Condition and Results
                          of Operations of the Company
--------------------------------------------------------------------------------


of approximately $156.1 million. The Company's responsibility with regard to these construction projects is based upon its interest in the joint venture.

         The Company has committed $100 million to the repurchase of its common stock. During the second quarter of 2000, the Company repurchased approximately
1.3 million shares for approximately $33.9 million. The Company intends to continue to repurchase stock as market conditions and cash availability permit.

         On June 1, 2000, the merger of HQ Global Workplaces with Vantas was completed. The Company received approximately $377 million in cash. HQ Global Workplace also repaid $141 million of debt which was guaranteed by the Company. The remaining cash was used to repurchase stock and repay the Company's credit line.

         On October 1, 2000, $150 million of senior unsecured credit notes are maturing. The Company anticipates using proceeds from a proposed joint venture. The joint venture is expected to close in the next 30 days. If the joint venture does not close, the Company believes that the notes can be retired through either draws on the Company's line of credit or through issuance of additional indebtedness.

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

         Net cash provided by operating activities was $104.3 million for the six months ended June 30, 2000, compared to $100.3 million for the six months ended June 30, 1999. The increase of $4.0 million in net cash provided by operating activities resulted primarily from the timing of payments for accounts payable and rents received in advance. The Company's investing activities provided $334.0 million for the six months ended June 30, 2000 compared to the Company's investing activities providing $163.5 million for the six months ended June 30, 1999. The Company's investment activities included sales of office buildings and land acquired for future development and additions to construction in progress. Net proceeds from the sales of rental property was $62.9 million for the six months ended June 30, 2000, compared to $352.7 million for the six months ended June 30, 1999. The Company invested approximately $98.1 million in acquisitions and improvements to existing real estate assets, acquisition and development of executive suites assets and additions to land held for development and construction in progress for the six months ended June 30, 2000 compared to $227.1 million for the comparable period of 1999.

         Net of dividends paid and distributions to minority interests, the Company's financing activities used net cash of $351.9 million for the six months ended June 30, 2000 compared to net cash used of $160.9 million for the six months ended June 30, 1999. During the three months ended June 30, 1999, the Company repurchased 5,000,000 common shares issued in its forward equity sale transaction for $109.7 million. Proceeds from the sale of rental properties were used to fund this transaction and to repay amounts on the unsecured credit facility. For the six months ended June 30, 2000, the Company's net repayments on its unsecured credit facility were $317.5 million as compared to net repayments of $90.0 million for the comparable period of 1999.

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

The following table provides the calculation of the Company's funds from operations for the period presented:

(In thousands)



                                                                            Three Months Ended           Six Months Ended
                                                                                 June 30,                    June 30,
                                                                        ---------------------------  -------------------------
                                                                            2000          1999          2000          1999
                                                                            ----          ----          ----          ----
Net income from continuing operations before minority interest          $  32,178      $ 36,773        $68,385       $89,955
Adjustments to derive funds from continuing operations:
    Add depreciation and amortization                                      34,381        28,409         65,823        53,776
    Deduct:
      Minority interests' (non Unitholders) share of depreciation,
       Amortization and net income                                           (218)         (232)          (473)         (283)
      Gain on settlement of treasury locks                                       -            -              -        (4,489)
      Gain on sale of assets                                               (2,387)      (10,477)        (7,741)      (28,532)
                                                                        -------------  ----------    -----------   -----------
Funds from continuing operations before allocations to the minority
    Unitholders                                                            63,954        54,473        125,994       110,427
Less funds from continuing operations allocable to the minority
    Unitholders                                                            (3,794)       (4,372)        (8,231)       (8,538)
                                                                        -------------  ----------    -----------   -----------

Funds from continuing operations allocable to CarrAmerica Realty
  Corporation                                                              60,160        50,101        117,763       101,889
Less preferred stock dividends                                             (8,745)       (8,838)       (17,522)      (17,583)
                                                                        -------------  ----------    -----------   -----------
Funds from continuing operations attributable to common shareholders      $51,415       $41,263       $100,241       $84,306
                                                                        =============  ==========    ===========   ===========

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

 Management's Discussion and Analysis of Financial Condition and Results
                          of Operations of the Company
--------------------------------------------------------------------------------


                                     Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

               In April 2000, an action was brought against the Company, HQ Global and the then directors of HQ Global in Delaware chancery court by two stockholders of HQ Global who are currently involved in other litigation with the Company, HQ Global and such directors. The two stockholders allege various deficiencies associated with the HQ Global/VANTAS merger transaction, including an improper allocation of the consideration payable in the transaction among the various components of the transaction and a breach by the Company and the HQ Global directors of their fiduciary and contractual duties to these stockholders in connection with the merger transactions. The stockholders seek rescission of the merger transactions or damages. The Company believes that the two stockholders' claims are without merit and that, even if the two stockholders were successful in their claims, such a result would not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

               The 2000 annual meeting of stockholders was held on May 4, 2000. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of such nominees were elected.

                  Proposal One: Election of Directors

                  (a) 57,890,463 votes were cast for the election of C. Ronald
                      Blankenship as a Director; 748,693 votes were withheld.

                  (b) 57,884,731 votes were cast for the election of A. James
                      Clark as a Director; 754,425 votes were withheld.

                  (c) 57.891,880 votes were cast for the election of Timothy
                      Howard as a Director; 747,276 votes were withheld.

                      There were no abstentions or broker non-votes in
               connection with this proposal.

                   Proposal Two: To instate the election of directors annually.

                    FOR                   AGAINST                   ABSTAIN
                   -----                 ---------                 ---------
                15,292,274               39,423,125                 325,603

Item 6.    Exhibits and Reports on Form 8-K

           (a.)   Exhibits

                  10.1 Second Amendment to Agreement and Plan of Merger by and among VANTAS Incorporated, FrontLine Capital Group, the Company and HQ Global Workplaces, Inc. dated as of May 31, 2000 (incorporated by references to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2000).

                  10.2 Indemnification and Escrow Agreement by and among FrontLine Capital Group, the Company and the other parties named therein dated as of June 1, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 16,
                          2000).

                  10.3 Registration Rights Agreement, by and between FrontLine Capital Group and the Company dated as of June 1, 2000 (incorporated by reference to Exhibit
                          10.3 to the Company's Current Report on Form 8-K filed on June 16, 2000).

                  10.4 Registration Rights Agreement by and between HQ Global Holdings, Inc. and the Company dated as of June 1, 2000 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on June 16,
                          2000).

                  10.5 Stockholders Agreement among FrontLine Capital Group, HQ Global Workplaces, Inc. and the Company dated as of June 1, 2000 (incorporated by reference to Exhibit
                          10.5 to the Company's Current Report on Form 8-K filed on June 16, 2000).

                  10.6 Loan Agreement, dated as of April 18, 2000, by and among the Company, CarrAmerica Realty, L.P. and The Chase Manhattan Bank.

                  10.7 Letter Agreement, dated July 28, 2000, by and among the Company, Carr Realty, L.P., Security Capital Group Incorporated, Security Capital Holdings S.A. and Security Capital U.S. Realty.

                  27/(1)/ Financial Data Schedule


           (b.)   Reports on Form 8-K

                  a. Current Report on Form 8-K filed on June 16, 2000, regarding the merger of VANTAS Incorporated with and into HQ Global Workplaces, Inc.

                  b. Current Report on Form 8-K filed on May 5, 2000, regarding certain supplemental data included in the Company's press release dated May 5, 2000.

________________
/(1)/ Filed as an exhibit to the electronic filing only.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION


/s/ Thomas A. Carr
-----------------------------------------------------
Thomas A. Carr, President and Chief Executive Officer


/s/ Richard F. Katchuk
-------------------------------------------
Richard F. Katchuk, Chief Financial Officer


/s/ Stephen E. Riffee
------------------------------------------------------------------
Stephen E. Riffee, Senior Vice President, Controller and Treasurer (Principal Accounting Officer)


Date: August 14, 2000

                                  Exhibit Index
--------------------------------------------------------------------------------

Exhibit    Description                                              Page
-------    -----------                                              ----
10.6 Loan Agreement, dated as of April 18, 2000, by and among the Company, CarrAmerica Realty, L.P. and The
           Chase Manhattan Bank.

10.7 Letter Agreement, dated July 28, 2000 by and among the Company, Carr Realty, L.P., Security Capital
           Group Incorporated, Security Capital Holdings S.A.
           and Security Capital U.S. Realty.

27         Financial Data Schedule - Six Months                      21
           Ended June 30, 2000.