Form 10-Q
period 2000-09-30
CARRAMERICA REALTY CORP
filed 2000-11-14
CIK 893577

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED September 30, 2000
                                        ------------------

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


            Number of shares outstanding of each of the registrant's
               classes of common stock, as of November 9, 2000:

           Common Stock, par value $.01 per share: 66,560,531 shares
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

               YES        X                                  NO
                       -------                                   -------

                                     Index
                                     -----


                                                                                             Page
                                                                                             ----
Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty Corporation and
         subsidiaries as of September 30, 2000 (unaudited) and December 31, 1999..............        4

         Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three months and nine months ended September 30, 2000 and 1999
         (unaudited)..........................................................................   5 to 6

         Consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the nine months ended September 30, 2000 and 1999
         (unaudited)..........................................................................        7

         Notes to consolidated financial statements (unaudited)...............................  8 to 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................ 13 to 17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................       18

Part II: Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K..................................................... 19 to 20

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

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
   Consolidated Balance Sheets As Of September 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------

                                                                                        September 30,        December 31,
(In thousands, except per share and share amounts)                                          2000                1999
                                                                                      ---------------     ---------------
                                                                                         (unaudited)
Assets
------
Rental property:
     Land                                                                           $         658,308   $         674,390
     Buildings                                                                              1,901,740           2,082,533
     Tenant improvements                                                                      308,626             304,983
     Furniture, fixtures and equipment                                                          5,990               5,916
                                                                                      ---------------     ---------------
                                                                                            2,874,664           3,067,822
     Less:  Accumulated depreciation                                                         (368,138)           (323,455)
                                                                                      ---------------     ---------------
            Total rental property                                                           2,506,526           2,744,367

Land held for development                                                                      61,979             104,050
Construction in progress                                                                       79,169             116,013
Cash and cash equivalents                                                                      20,435              51,886
Restricted cash and cash                                                                       16,403              12,475
Accounts and notes receivable                                                                  41,417              34,734
Investments in unconsolidated entities                                                        240,562              67,143
Accrued straight-line rents                                                                    53,459              47,764
Tenant leasing costs, net                                                                      51,765              58,848
Deferred financing costs, net                                                                  12,216              15,621
Prepaid expenses and other assets, net                                                         28,209              18,503
Net assets of discontinued operations                                                               -             207,668
                                                                                      ---------------     ---------------
            Total Assets                                                            $       3,112,140   $       3,479,072
                                                                                      ===============     ===============

Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------
Liabilities:
     Mortgages and notes payable                                                    $       1,215,710   $       1,603,371
     Accounts payable and accrued expenses                                                    103,346              68,643
     Rents received in advance and security deposits                                           27,733              27,757
                                                                                      ---------------     ---------------
            Total liabilities                                                               1,346,789           1,699,771


Minority interest                                                                              90,455              92,586

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 35,000,000 shares:
            Series A Cumulative Convertible Redeemable Preferred
                   Stock, 480,000 shares issued and outstanding at
                   September 30, 2000 and 680,000 shares issued and outstanding at December 31, 1999 with an aggregate liquidation
                   preference of $12.0 million and $17.0 million, respectively.                     5                   7
            Series B, C, and D Cumulative Redeemable Preferred Stock,
                   8,800,000 shares issued and outstanding with an
                   aggregate liquidation preference of $400.0 million.                             88                  88
     Common Stock, $.01 par value, authorized 180,000,000 shares issued and outstanding 65,758,678 shares at September 30, 2000 and
            66,826,288 shares at December 31, 1999.                                               657                 668
     Additional paid-in capital                                                             1,778,991           1,816,990
     Cumulative dividends in excess of net income                                            (104,845)           (131,038)
                                                                                      ---------------     ---------------
            Total stockholders' equity                                                      1,674,896           1,686,715

Commitments and contingencies

            Total Liabilities, Minority Interest, and Stockholders' Equity            $     3,112,140   $       3,479,072
                                                                                      ===============     ===============


See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
             For the Three Months Ended September 30, 2000 and 1999
-------------------------------------------------------------------------------
(Unaudited and in thousands, except per share amounts)


                                                                                           2000               1999
                                                                                       -----------        -----------
Revenues:
    Rental income:
       Minimum base rent                                                               $   112,302      $    107,621
       Recoveries from tenants                                                              15,389            14,530
       Parking and other tenant charges                                                      3,999             6,160
                                                                                       -------------    ---------------
          Total rental revenue                                                             131,690           128,311
    Real estate service revenue                                                              7,667             4,202
                                                                                       -------------    ---------------
          Total operating revenues                                                         139,357           132,513
                                                                                       -------------    ---------------
 Operating expenses:
    Property expenses:
       Operating expenses                                                                   29,750           30,862
       Real estate taxes                                                                    10,028           10,887

    Interest expense                                                                        24,772           23,431
    General and administrative                                                              12,282           10,596
    Depreciation and amortization                                                           31,847           33,655
                                                                                       -------------    ---------------
          Total operating expenses                                                         108,679          109,431
                                                                                       -------------    ---------------
  Real estate operating income                                                              30,678           23,082
                                                                                       -------------    ---------------
  Other operating income:
   Interest income                                                                             602            1,063
   Equity in earnings of unconsolidated entities                                             2,195            1,160
                                                                                       -------------    ---------------
          Total other operating income                                                       2,797            2,223
                                                                                       -------------    ---------------
          Income from continuing operations before minority interest                        33,475           25,305

  Minority interest                                                                         (3,747)          (4,354)
                                                                                       -------------    ---------------
          Income from continuing operations                                                 29,728           20,951

  Discontinued operations - Loss from executive suites operations
    (net of applicable income tax benefit of $2,012)                                             -           (2,848)
                                                                                        -------------    ---------------
          Income before gain on sale of assets                                              29,728           18,103

  Gain on sale of assets, net of income taxes                                               20,182           21,284
                                                                                       -------------    ---------------
          Net income                                                                   $    49,910      $    39,387
                                                                                       =============    ===============
    Basic net income per common share:
       Income from continuing operations                                               $      0.62      $      0.50
       Discontinued operations                                                                   -            (0.04)
                                                                                       -------------    ---------------
          Net income                                                                          0.62      $      0.46
                                                                                       =============    ===============
     Diluted net income per common share:
       Income from continuing operaitons                                                      0.60      $      0.49
       Discontinued operations                                                         $         -            (0.04)
                                                                                       -------------    ---------------
          Net income                                                                   $      0.60      $      0.45
                                                                                       =============    ===============



See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
             For the Nine Months Ended September 30, 2000 and 1999
-------------------------------------------------------------------------------

(Unaudited and in thousands, except per share amounts)

                                                                                           2000              1999
                                                                                       -------------    --------------
Revenues:
    Rental income:
      Minimum base rent                                                                $    341,485     $     311,934
      Recoveries from tenants                                                                49,728            42,501
      Parking and other tenant charges                                                       16,229            14,572
                                                                                       -------------    --------------
          Total rental revenue                                                              407,442           369,007
    Real estate service revenue                                                              17,920            13,049
                                                                                       -------------    --------------
          Total operating revenues                                                          425,362           382,056
                                                                                       -------------    --------------
 Operating expenses:
    Property expenses:
      Operating expenses                                                                     93,962            90,974
      Real estate taxes                                                                      34,546            33,750
    Interest expense                                                                         76,777            64,592
    General and administrative                                                               34,055            28,888
    Depreciation and amortization                                                            99,166            88,267
                                                                                       -------------    --------------
          Total operating expenses                                                          338,506           306,471
                                                                                       -------------    --------------
  Real estate operating income                                                               86,856            75,585
                                                                                       -------------    --------------
 Other operating income:
    Interest income                                                                           2,352             2,861
    Equity in earnings of unconsolidated entities                                             4,911             3,791
    Gain on settlement of treasury locks                                                          -             4,489
                                                                                       -------------    --------------
          Total other operating income                                                        7,263            11,141
                                                                                       -------------    --------------
          Income from continuing operations before minority interest                         94,119            86,726

 Minority interest                                                                           (9,155)          (14,604)
                                                                                       -------------    --------------
          Income from continuing operations                                                  84,964            72,122

 Discontinued operations - Income (loss) from executive suites operations
   (net of applicable income tax expense (benefit) of $1,300 and ($1,760))                      456            (5,969)

Discontinued operations - Gain on sale of discontinued operations
   (less applicable income tax expense of $21,131)                                           31,852                 -
                                                                                       -------------    --------------
          Income before gain on sale of assets                                              117,272            66,153

 Gain on sale of assets, net of income taxes                                                 27,923            49,815
                                                                                       -------------    --------------
          Net income                                                                   $    145,195     $     115,968
                                                                                       =============    ==============
    Basic net income per common share:
      Income from continuing operations                                                $       1.29     $        1.40
      Discontinued operations                                                                  0.01             (0.09)
      Gain on sale of discontinued operations                                                  0.48                 -
                                                                                       -------------    --------------
          Net income                                                                   $       1.78     $        1.31
                                                                                       =============    ==============
    Diluted net income per common share:
      Income from continuing operaitons                                                $       1.28     $        1.40
      Discontinued operations                                                                  0.01             (0.09)
      Gain on sale of discontinued operations                                                  0.47                 -
                                                                                       -------------    --------------
          Net income                                                                   $       1.76     $        1.31
                                                                                       =============    ==============



See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999
-------------------------------------------------------------------------------
(Unaudited and in thousands)


                                                                                                      2000              1999
                                                                                                 --------------    --------------
Cash flows from operating activities:
    Net income                                                                                   $  145,195        $  115,968
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                  99,166           103,232
      Minority interest                                                                               9,155            14,430
      Equity in earnings of unconsolidated partnerships                                              (4,911)           (3,791)
      Gain on sale of assets                                                                        (27,923)          (49,815)
      Income and gain on sale of discontinued operations                                            (32,308)                -
      Other                                                                                          (2,084)              184
    Change in assets and liabilities, net of acquisitions and dispositions:
      Increase in accounts and notes receivable                                                        (976)          (11,951)
      Increase in accrued straight-line rents                                                        (5,837)           (3,978)
      Additions to tenant leasing costs                                                             (10,966)           (7,206)
      Increase in prepaid expenses and other assets                                                 (11,789)          (23,534)
      Decrease in accounts payable and accrued expenses                                              (1,126)          (30,303)
      Increase in rent received in advance and security deposits                                         66             2,519
                                                                                                 --------------    --------------
          Total adjustments                                                                          10,467           (10,213)
                                                                                                 --------------    --------------
          Net cash provided by operating activities                                                 155,662           105,755
                                                                                                 --------------    --------------
Cash flows from investing activities:
    Acquisition and development of rental property                                                  (71,627)          (29,644)
    Additions to land held for development                                                          (19,268)          (22,118)
    Additions to construction in progress                                                           (68,335)         (199,595)
    Acquisition and development of executive suites assets                                           (6,678)          (44,459)
    Distributions from unconsolidated partnerships                                                    5,811            22,660
    Investments in unconsolidated partnerships                                                      (15,407)           (7,462)
    Acquisition of minority interest                                                                 (4,025)                -
    (Increase) decrease in restricted cash and cash equivalents                                      (3,928)           23,932
    Proceeds from sale of discontinued operations                                                   377,310                 -
    Proceeds from sales of properties                                                               325,174           432,461
                                                                                                 --------------    --------------
          Net cash provided by investing activities                                                 519,027           175,775
                                                                                                 --------------    --------------
Cash flows from financing activities:
    Repurchase of common stock                                                                      (60,256)         (109,757)
    Exercises of stock options                                                                       20,713                 -
    Net repayments on unsecured credit facility (including $140,500
      related to discontinued operations in 2000)                                                  (367,500)          (66,000)
    Payment of senior unsecured notes                                                              (150,000)                -
    Proceeds from refinancing of existing mortgages                                                       -            51,977
    Net repayments of mortgages payable (including $14,449 related to
      discontinued operations in 2000)                                                              (24,259)          (10,160)
    Dividends and distributions to minority interests                                              (127,140)         (129,877)
    Additions to deferred financing costs                                                                 -            (1,478)
    Contributions from minority interests                                                             2,302             6,044
                                                                                                 --------------    --------------
          Net cash used by financing activities                                                    (706,140)         (259,251)
                                                                                                 --------------    --------------
          Foreign currency translation adjustment                                                         -              (572)
                                                                                                 --------------    --------------
          (Decrease) increase in unrestricted cash and cash equivalents                             (31,451)           21,707
Unrestricted cash and cash equivalents, beginning of the period                                      51,886            36,499
                                                                                                 --------------    --------------
Unrestricted cash and cash equivalents, end of the period                                        $   20,435        $   58,206
                                                                                                 ==============    ==============
Supplemental disclosure of cash flow information:
    Cash paid for interest (net of capitalized interest of $10,046 and
      $21,729 for the nine months ended September 30, 2000 and 1999, respectively)               $   72,237        $   69,620
                                                                                                 ==============    ==============



See accompanying notes to consolidated financial statements

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

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

     (b)  Basis of Presentation

          The accounts of the Company and its majority-owned/controlled subsidiaries and affiliates are consolidated in the accompanying financial statements. The Company uses the equity method or cost method, as appropriate, in the circumstances to account for its investments in unconsolidated entities not controlled by it. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

     (e)  Per Share Data and Dividends

          The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations (including gain on sale of assets):

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

                                             Three Months Ended                                   Three Months Ended
                                             September 30, 2000                                   September 30, 1999
                                 --------------------------------------------------------------------------------------------------
(In thousands,                         Income            Shares        Per Share       Income           Shares        Per Share
except per share amounts)            (Numerator)      (Denominator)     Amount       (Numerator)     (Denominator)     Amount
                                 --------------------------------------------------------------------------------------------------
Basic EPS                                $41,068         65,987         $0.62           $33,302           66,795         $0.50
                                                                       =======                                          ========
Effect of Dilutive Securities
  Stock options                                -          1,820                               -              105
  Convertible preferred stock                224           480                                -                -
  Stock units                              3,622          6,480                               -                -
                                 ---------------------------------------------------------------------------------------------------
Diluted EPS                              $44,914         74,767         $0.60           $33,302           66,900         $0.49
                                 ===================================================================================================


     In the calculations of EPS, income from continuing operations, including gain on sale of assets, has been reduced by preferred stock dividends of $8,842 and $8,933 for the three month periods ended September 30, 2000 and 1999, respectively. The effects of partnership units and Series A Preferred Stock are not included in the computation of diluted EPS for a given period if their effect is antidilutive. Partnership units are issued by Carr Realty L.P. and CarrAmerica Realty L.P.

                                              Nine Months Ended                                    Nine Months Ended
                                             September 30, 2000                                   September 30, 1999
                                   -------------------------------------------------------------------------------------------------
(In thousands,                         Income            Shares        Per Share        Income            Shares        Per Share
except per share amounts)            (Numerator)      (Denominator)     Amount        (Numerator)      (Denominator)     Amount
                                   -------------------------------------------------------------------------------------------------
Basic EPS                             $ 86,523           66,603         $1.29           $95,421           68,208         $1.40
                                                                       =======                                          ========
Effect of Dilutive Securities
  Stock options                              -              961                               -              119
                                   -------------------------------------------------------------------------------------------------
Diluted EPS                           $ 86,523           67,564         $1.28           $95,421           68,327         $1.40
                                   =================================================================================================


     In the calculation of EPS, income from continuing operations before extraordinary item has been reduced by preferred stock dividends of $26,364 and $26,516 for the nine month periods ended September 30, 2000 and 1999, respectively. The effects of partnership units and Series A Preferred Stock are not included in the computation of diluted EPS for a given period if their effect is antidilutive.

     (f)  Reclassifications

          Certain reclassifications of prior period amounts have been made to conform to the current period's presentation.

(2)  Hedging Transactions

     In 1998, the Company entered into forward treasury agreements ("treasury locks") in order to hedge against the impact that interest rate fluctuations would have on debt instruments the Company planned to issue in the future. At December 31, 1998, the Company determined that these agreements no longer represented effective hedges and recorded a loss of $13.7 million in anticipation of terminating the agreements. In February 1999, the Company settled these contracts for $9.2 million in cash and recorded a gain of $4.5 million.

(3)  Discontinued Operations

     On January 20, 2000, the Company, HQ Global Workplaces, Inc. ("HQ Global"), Vantas Incorporated ("Vantas") and FrontLine Capital Group entered into several agreements that contemplated a series of transactions, including
     (i) the merger of Vantas with and into HQ Global, (ii) the acquisition by FrontLine Capital Group of certain shares of common stock of HQ Global from the Company and other stockholders of HQ Global, and (iii) the acquisition by Vantas of the Company's debt and equity interests in OmniOffices (UK) Limited and OmniOffices (Lux) 1929 Holding

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

     Company S.A. On June 1, 2000, the transactions were consummated. The Company recognized an after-tax gain of $31.9 million as a result of the transaction. The Company's investment in the merged entity at September 30, 2000 was approximately $42.4 million. The Company owns approximately 16% of the equity of the merged entity on a fully diluted basis.

     In connection with the HQ Global merger, a $200.0 million credit facility that HQ Global had with Morgan Guaranty Trust Company ("Morgan"), as lead agent, was retired. Approximately $140.5 million of HQ Global debt (which was guaranteed by CarrAmerica) was repaid at that time.

(4)  Gain on Sale of Assets

     The Company has disposed of certain assets that are inconsistent with its long-term strategic or return objectives or where market conditions for sale are favorable. During the nine months ended September 30, 2000, the Company disposed of six properties (excluding properties contributed to Carr Office Park, L.L.C.), recognizing gains totaling $7.8 million, net of $0.8 million in income taxes. During the nine months ended September 30, 1999, the Company disposed of 60 operating office properties recognizing gains totaling $49.8 million, net of $13.7 million of income taxes.

(5)  Segment Information

     The Company's reportable operating segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations.

     The Company's operating segments' performances are measured using funds from operations. Funds from operations represent net income before minority interest and extraordinary items, excluding depreciation and amortization on real estate assets, discontinued operations, gain on settlement of treasury locks and gain on sale of assets.

     Operating results of the segments for the three and nine months ended September 30, 2000 and 1999 are summarized and reconciled to net income for the applicable period as follows:

                                                                        For the three months ended September 30, 2000
                                                     -------------------------------------------------------------------------------
                                                         Real Estate
                                                          Property           Development             Other
(In millions)                                            Operations          Operations            Operations            Total
                                                     ----------------    -----------------    -----------------     ----------------
Operating revenue                                    $          131.7                  3.0                  4.7     $         139.4
Segment expense                                                  39.8                  1.5                 10.8                52.1
                                                     ----------------    -----------------    -----------------     ----------------
Net segment revenue (expense)                                    91.9                  1.5                 (6.1)               87.3
Interest expense                                                 12.8                    -                 12.0                24.8
Other income (expense), net                                       3.3                    -                 (0.8)                2.5
                                                     ----------------    -----------------    -----------------     ----------------
Funds from operations                                $           82.4                  1.5                (18.9)               65.0
                                                     ================    =================    =================
Adjustments:

  Depreciation and amortization                                                                                               (31.5)
                                                                                                                   -----------------
 Income from continuing operations before
  gain on sale of assets and minority interest                                                                                 33.5
Minority interest and gain on sale of assets                                                                                   16.4
                                                                                                                    ----------------
    Net income                                                                                                      $          49.9
                                                                                                                    ================

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                                For the three months ended September 30, 1999
                                           -----------------------------------------------------------------------------------------
                                                       Real Estate
                                                        Property                Development             Other
(In millions)                                          Operations               Operations            Operations           Total
                                               -------------------------    -----------------    -----------------     -------------
Operating revenue                              $                   128.3                  1.6                  2.6     $      132.5
Segment expense                                                     41.7                  1.6                  9.1             52.4
                                               -------------------------    -----------------    -----------------     -------------
Net segment revenue (expense)                                       86.6                    -                 (6.5)            80.1
Interest expense                                                    12.9                    -                 10.5             23.4
Other income (expense), net                                          2.2                    -                 (0.7)             1.5
                                               -------------------------    -----------------    -----------------     -------------
Funds from operations                          $                    75.9                    -                (17.7)            58.2
                                               =========================    =================    =================

Adjustments:

  Depreciation and amortization                                                                                               (32.9)
                                                                                                                       ------------
Income from continuing operations before
  gain on sale of assets and minority interest                                                                                 25.3
Minority interest and gain on sale of assets                                                                                   16.9
Discontinued operations, net of income tax                                                                                     (2.8)
                                                                                                                       -------------
    Net income                                                                                                         $       39.4
                                                                                                                       =============



                                                                   For the nine months ended September 30, 2000
                                                ------------------------------------------------------------------------------------
                                                       Real Estate
                                                        Property              Development             Other
(In millions)                                          Operations             Operations            Operations            Total
                                                ----------------------    -----------------    -----------------     ---------------
Operating revenue                               $                407.4                  7.0                 11.0     $       425.4
Segment expense                                                  128.5                  3.9                 30.2             162.6
                                                ----------------------    -----------------    -----------------     ---------------
Net segment revenue (expense)                                    278.9                  3.1                (19.2)            262.8
Interest expense                                                  37.7                    -                 39.1              76.8
Other income (expense), net                                        8.4                    -                 (3.4)              5.0
                                                ----------------------    -----------------    -----------------     ---------------
Funds from operations                           $                249.6                  3.1                (61.7)            191.0
                                                ======================    =================    =================

Adjustments:

  Depreciation and amortization                                                                                              (96.9)
                                                                                                                     ---------------
Income from continuing operations before
  gain on sale of assets and minority interest                                                                                94.1
Minority interest and gain on sale of assets                                                                                  18.7
Discontinued operations, net of income tax                                                                                     0.5
Gain on sale of discontinued operations, net of tax                                                                           31.9

                                                                                                                     ---------------
    Net income                                                                                                       $       145.2
                                                                                                                     ===============

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                                For the nine months ended September 30, 1999
                                             -------------------------------------------------------------------------------
                                                    Real Estate
                                                     Property              Development            Other
(In millions)                                       Operations             Operations           Operations              Total
                                             ----------------------    -----------------    -----------------     ------------------
Operating revenue                            $                369.0                  4.7                  8.4     $           382.1
Segment expense                                               124.7                  3.3                 25.6                 153.6
                                             ----------------------    -----------------    -----------------     ------------------
Net segment revenue (expense)                                 244.3                  1.4                (17.2)                228.5
Interest expense                                               37.7                    -                 26.9                  64.6
Other income (expense), net                                     6.8                    -                 (2.0)                  4.8
                                             ----------------------    -----------------    -----------------     ------------------
Funds from operations                        $                213.4                  1.4                (46.1)                168.7
                                             ======================    =================    =================


Adjustments:

  Depreciation and amortization                                                                                               (86.5)
  Gain on settlement of treasury locks                                                                                          4.5
                                                                                                                  ------------------
Income from continuing operations before
  gain on sale of assets and minority interest                                                                                 86.7
Minority interest and gain on sale of assets                                                                                   35.3
Discontinued operations, net of income tax                                                                                     (6.0)
                                                                                                                  ------------------
    Net income                                                                                                    $           116.0
                                                                                                                  ==================



(6)  Carr Office Park, L.L.C.

     On August 17, 2000, the Company closed on a joint venture transaction with New York State Teachers' Retirement System ("NYSTRS"). At closing, the Company and certain of its affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The venture encompasses five suburban office parks in four markets. Upon obtaining certain approvals to the assumption of an existing $24 million mortgage, an additional property will also be contributed.

     The Company received approximately $249.6 million of cash and a 35% interest in the joint venture in exchange for the properties contributed and recognized a gain on the partial sale of approximately $20.1 million, net of income taxes of $13.1 million.

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is primarily based on the consolidated financial statements of CarrAmerica Realty Corporation and its subsidiaries (the "Company") as of September 30, 2000 and December 31, 1999, and for the three and nine months ended September 30, 2000 and 1999. The comparability of the periods is impacted by acquisitions completed, development properties placed in service and dispositions made during 2000 and 1999.

The Company's reportable operating segments are real estate property operations and development operations. Development operations primarily consists of third-party development fee income and associated expenses. Other business activities and operating segments that are not reportable are included in other operations. Executive suites are presented as discontinued operations.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These consolidated financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair statement of the periods presented, and all such adjustments are of a normal, recurring nature.

RESULTS OF OPERATIONS - Three Months Ended September 30, 2000 and 1999

Real Estate Property Operations

Total real estate property operating revenue increased $3.4 million, or 2.7%, to $131.7 million for the three months ended September 30, 2000, compared to $128.3 million for the three months ended September 30, 1999. This increase resulted from development properties being placed in service and same store rental growth which exceeded the loss of rental revenue due to dispositions and properties contributed to Carr Office Park, L.L.C. Same store net operating income in 2000 grew by 6.6% or $4.0 million over the same period in 1999, as a result of a 5.0% increase in rental revenue. This increase was driven by an increase in average rental rates primarily in San Francisco Bay area properties. The occupancy rate for same store properties increased to 97.1% for the third quarter of 2000 from 96.5% for the third quarter of 1999.

Real estate property operating expenses decreased $1.9 million due primarily to properties contributed to Carr Office Park, L.L.C. Same store operating expenses in 2000 increased by $0.7 million or 2.0% over the third quarter of 1999.

Development Operations

Development fee revenue increased $1.4 million to $3.0 million and development operating expenses were consistent with the third quarter of 1999. The revenue increase is the result of an increase in the number of development fee projects the Company manages.

Other Operations

Operating revenues were $2.1 million higher for the three months ended September 30, 2000 compared to the same period in 1999. Other operations expenses increased $1.7 million primarily as a result of professional fees associated with the Company's Project Excellence program and other initiatives. The project's mission is primarily to examine the Company's current finance, technology and business processes in order to identify and implement changes needed to improve these processes to the level of best practice. Another factor contributing to higher expenses was increased compensation expenses related to bonuses and other incentives.

Interest expense increased $1.5 million or 14.2% to $12.0 million compared to $10.5 million in 1999. This was primarily due to a $2.5 million decrease in capitalizable interest for the three months ended September 30, 2000 as compared to 1999 based on reduced construction in progress activity between the periods.

Discontinued Operations

Loss from operations of discontinued executive suites businesses was $2.8 million for the three months ended September 30, 1999. On June 1, 2000, the merger between HQ Global and Vantas was completed resulting in no loss for the three months ended September 30, 2000.

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - Nine Months Ended September 30, 2000 and 1999

Real Estate Property Operations

Total real estate property operating revenue increased $38.4 million, or 10.4%, to $407.4 million for the nine months ended September 30, 2000, compared to $369.0 million for the nine months ended September 30, 1999. This increase resulted from development properties being placed in service and same store rental growth, which exceeded the loss of rental revenue due to dispositions and properties contributed to Carr Office Park, L.L.C. Same store net operating income in 2000 grew by 9.9% or $18.2 million over the same period in 1999, as a result of a 7.2% increase in rental revenue. This increase was driven by an increase in average rental rates primarily in San Francisco Bay area properties. The occupancy rate for same store properties increased to 97.1% for the first nine months of 2000 from 96.5% for the first nine months of 1999.

Real estate property operating expenses increased $3.8 million primarily as a result of development properties placed in service. Same store operating expenses in 2000 increased by $1.8 million or 1.9% over the third quarter of 1999.

Development Operations

Development fee revenue increased $2.3 million to $7.0 million and development operating expenses increased $0.6 million to $3.9 million for the first nine months of 2000. These increases are the result of an increase in the number of development fee projects the Company manages.

Other Operations

Operating revenues increased $2.6 million for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to increases in leasing fees and other service income.

Other operations expenses increased $4.6 million primarily as a result of professional fees associated with the Company's Project Excellence program and other initiatives. The project's mission is primarily to examine the Company's current finance, technology and business processes in order to identify and implement changes needed to improve these processes to the level of best practice. Another factor contributing to higher expenses was increased compensation expenses related to bonuses and other incentives.

Interest expense increased $12.2 million or 45.4% to $39.1 million compared to $26.9 million in 1999. This was primarily due to a $11.7 million decrease in capitalizable interest for the nine months ended September 30, 2000 as compared to 1999 based on reduced construction in progress activity between the periods.

Discontinued Operations

Income from operations of discontinued executive suites businesses was $0.5 million for 2000 versus a loss of $6.0 million reported for the nine months ended September 30, 1999. The increase in income is primarily due to the lease up of development properties placed into operations. On June 1, 2000, the merger between HQ Global and Vantas was completed. The Company recognized an after tax gain of $31.9 million.


LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to create and maintain a capital structure that will enable it to diversify its capital sources and thereby allow the Company to obtain additional capital from a number of different sources, including additional equity offerings of common and/or preferred stock, public and private debt financings, and, where appropriate, asset dispositions. Management believes that the Company will have access to the capital resources necessary to expand and develop its business, to fund its operating and administrative expenses, to continue meeting debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties and land as market conditions permit, and to pay for construction in progress in both the short and long term.

The Company's debt and preferred stock offerings have been rated by three rating agencies. Duff & Phelps Credit Rating Co. (DCR) and Standard & Poors (S&P) have each assigned their BBB rating to senior unsecured debt offerings of the Company and their BBB- rating to cumulative preferred stock offerings of the Company. Moody's Investor Service

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

(Moody's) has assigned its Baa3 rating to senior unsecured debt offerings of the Company and its Ba2 rating to cumulative preferred stock offerings of the Company.

The Company's total indebtedness at September 30, 2000 was approximately $1.2 billion, of which $116 million, or 9.5%, bore a LIBOR-based floating interest rate. The Company's mortgages payable fixed rate indebtedness bore an effective weighted average interest rate of 8.0% at September 30, 2000 and had a weighted average term to maturity at 6.4 years. Based upon the Company's total market capitalization at September 30, 2000 of $3.8 billion (the common stock price was $30.25 per share; the total shares of common stock, convertible preferred stock and Units outstanding were approximately 74,767,000 and the aggregate liquidation value of the cumulative redeemable preferred stock was $400 million), the Company's debt represented 32% of its total market capitalization. The Company has a $450.0 million unsecured debt facility, of which $116.0 million was outstanding, letters of credit totaling $3.7 million were issued, and $330.3 million was available for draw as of September 30, 2000.

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

Additionally, the Company and its affiliates (including CarrAmerica Development, Inc.) will require a substantial amount of capital for development projects currently underway and planned for the future. As of September 30, 2000, the Company had approximately 800,000 square feet of office space in 8 development projects under construction which are expected to require a total investment by the Company of approximately $149 million. As of September 30, 2000, the Company had expended $79 million, or 53% of the total expected investment. In addition, the Company and its affiliates expects that $53 million in new development projects to commence construction before the end of 2000.

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

During the third quarter of 2000, the Company disposed of some land (excluding properties contributed to Carr Office Park, L.L.C., as described in Note 6 to the Company's Notes to Consolidated Financial Statements), generating net proceeds of $13 million. As of September 30, 2000, the Company has eleven properties under contract for sale which are projected to have a gross sales price of approximately $232 million and four land parcels under contract expected to have a gross sales price of $15 million. Due to uncertainties in the disposition process, there can be no assurance that these sales will close or that they will achieve the expected net proceeds.

The Company is party to several joint ventures requiring ongoing capital commitments. At the end of the third quarter of 2000, there were nine buildings under construction in which the Company had a partial interest. Costs incurred through September 30, 2000 on these projects were approximately $133.3 million with costs to complete of approximately $170.2 million. The Company's responsibility with regard to these construction projects is based upon its interest in the joint venture. As of September 30, 2000, the Company's share of costs to complete these projects and planned projects which are expected to commence before year end is approximately $74 million.

The Company's Board of Directors has authorized the repurchase of common stock up to $150 million. During the second and third quarters of 2000, the Company repurchased approximately 2.1 million shares for approximately $60.3 million. The Company intends to continue to repurchase stock as market conditions and cash availability permit.

On June 1, 2000, the merger of HQ Global with Vantas was completed. The Company received approximately $377 million in cash. As part of the transaction, HQ Global also repaid $140.5 million of debt which was guaranteed by the Company. The remaining cash was used to repurchase stock and repay the Company's line of credit.

On September 29, 2000, $150 million of senior unsecured credit notes that were to mature on October 1, 2000 were retired.

As a result of the Company's disposition and refinancing efforts, the Company believes that funding is available for all capital requirements through 2001, including firm commitments for development projects. The Company

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

expects to continue to rely on cash flow from operations, asset dispositions, asset refinancings, joint ventures and access to its credit facilities to fund capital requirements for the foreseeable future.

Net cash provided by operating activities was $155.7 million for the nine months ended September 30, 2000, compared to $105.8 million for the nine months ended September 30, 1999. The increase of $49.9 million in net cash provided by operating activities resulted primarily from the timing of payments for accounts payable. The Company's investing activities provided $519.0 million for the nine months ended September 30, 2000 compared to $175.8 million for the nine months ended September 30, 1999. The Company's investment activities included sales of buildings and land acquired for future development and additions to construction in progress. Net proceeds from the sales of properties, including properties contributed to Carr Office Park, L.L.C. were $325.2 million for the nine months ended September 30, 2000, compared to $432.5 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company received approximately $377.3 million for its sale of discontinued operations. The Company invested approximately $165.9 million in acquisitions and improvements to existing real estate assets, acquisition and development of executive suites assets and additions to land held for development and construction in progress for the nine months ended September 30, 2000 compared to $295.8 million for the comparable period of 1999.

Net of dividends paid and distributions to minority interests, the Company's financing activities used net cash of $579.0 million for the nine months ended September 30, 2000 compared to net cash used of $129.4 million for the nine months ended September 30, 1999. During the second and third quarters of 2000, the Company repurchased approximately 2.1 million shares of common stock for approximately $60.3 million. During the nine months ended September 30, 1999, the Company repurchased 5 million common shares issued in its forward equity sale transaction for $109.8 million. Proceeds from the sale of rental properties were used to fund this transaction and to repay amounts on the unsecured credit facility. For the nine months ended September 30, 2000, the Company's net repayments on its unsecured credit facility were $367.5 million, including $140.5 million for debt associated with discontinued operations, as compared to net repayments of $66.0 million for the comparable period of 1999. On September 29, 2000, $150 million of senior unsecured notes were retired.

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

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

The following table provides the calculation of the Company's funds from operations for the periods presented

                                                                                  Three Months                   Nine Months
                                                                                     Ended                          Ended
                                                                                 September 30,                  September 30,
                                                                            -----------------------       --------------------------
(In thousands)                                                                  2000       1999                2000       1999
                                                                            -----------   ---------       -----------   ------------
Net income from continuing operations before minority interest,
  including gains on sales of assets and settlement of treasury locks       $   53,657    $  46,589       $   122,042   $    136,541
Adjustments to derive funds from  operations:
  Add depreciation and amortization                                             31,739       33,140            97,561         86,916
  Deduct:
    Minority interests' (non Unitholders) share of depreciation,
     amortization and net income                                                  (248)        (195)             (722)         (479)
    Gain on settlement of treasury locks                                             -            -                 -        (4,489)
    Gain on sale of assets, net of income taxes                                (20,182)     (21,284)          (27,923)      (49,815)
                                                                            -----------   ---------       -----------   ------------

Funds from operations before allcations to the
  minority Unitholders                                                          64,966       58,250           190,958       168,674
Less: Funds from operations allocable to the
           minority Unitholders                                                 (4,000)      (4,025)          (12,230)      (12,563)
                                                                            -----------   ---------       -----------   ------------

Funds from operations allocable to CarrAmerica
  Realty Corporation                                                            60,966       54,225           178,728       156,111
Less: Preferred stock dividends                                                 (8,842)      (8,932)          (26,364)      (26,516)
                                                                            -----------   ---------       -----------   ------------
Funds from operations attrbutable to common shareholders                    $   52,124    $  45,293       $   152,364   $   129,595
                                                                            ===========   =========       ===========   ============


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

          Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Significant changes in the Company's market risk that have occurred since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are summarized in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and
Results of Operations.

                                    Part II

OTHER INFORMATION
-----------------

Item 6.  Exhibits and Reports on Form 8-K

        (a.)  Exhibits

              10.1 Amended and Restated Limited Liability Company Agreement of Carr Office Park, L.L.C., dated as of August 15, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2000).

              10.2 Contribution and Purchase/Sale Agreement, dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 1, 2000).

              10.3 Supplemental Agreement (Amending and Supplementing the Contribution Agreement and the LLC Agreement), dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 1, 2000).

              27(1) Financial Data Schedule - Nine Months Ended September 30,
                    2000.

        (b.)  Reports on Form 8-K

              a. Current Report on Form 8-K filed on September 1, 2000, regarding the Company's transaction with Carr Office Park, L.L.C.

              b. Current Report on Form 8-K filed on August 8, 2000, regarding certain supplemental data included in the Company's press release dated August 4, 2000.



              ______________
              (1) Filed as an exhibit to the electronic filing only.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION



/s/ Richard F. Katchuk
-----------------------------------------------
Richard F. Katchuk, Chief Financial Officer



/s/ Stephen E. Riffee
---------------------------------------------------------------------
Stephen E. Riffee, Senior Vice President, Controller and Treasurer (Principal Accounting Officer)



Date: November 14, 2000

                                 Exhibit Index
                                 -------------


Exhibit  Description                                                       Page
-------  -----------                                                       ----


  27     Financial Data Schedule - Nine Months Ended
         September 30, 2000.