Form 10-K
period 2000-12-31
CARRAMERICA REALTY CORP
filed 2001-03-28
CIK 893577

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For fiscal year ended December 31, 2000

                OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to _________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 1, 2001, the aggregate market value of the 36,452,365 shares of Common Stock held by non-affiliates of the registrant was approximately $1,100.0 million, based upon the closing price of $30.18 on the New York Stock Exchange composite tape on such date.

     Number of shares of Common Stock outstanding as of March 1, 2001:
65,224,012

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the Annual Stockholders Meeting to be held in 2001 are incorporated by reference into Part III.

                                    PART 1

Item 1. Business

THE COMPANY

                                    General

     CarrAmerica Realty Corporation is a fully integrated, self-administered and self-managed publicly traded real estate investment trust ("REIT"). We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2000, we owned a greater than 50% interest in 252 operating office properties and six properties under construction. The 252 operating properties contain a total of approximately 20.4 million square feet of net rentable area. The six properties under construction will contain approximately 552,000 square feet of net rentable area. The operating properties in which we owned a greater than 50% interest as of December 31, 2000 were 97.4 % leased. These properties had approximately 1,350 tenants. As of December 31, 2000, we also owned minority interests (ranging from 15% to 50%) in 31 operating office properties and seven properties under construction. The 31 operating properties contain a total of approximately 3.5 million square feet of net rentable area. The seven properties under construction will contain approximately 1.2 million square feet of net rentable area. The operating properties in which we owned a minority interest as of December 31, 2000 were 99.1% leased.

     We also are a leading office innovator, having made several strategic investments or established strategic relationships with several companies that complement our core real estate portfolio ownership. These investments and relationships include HQ Global Workplaces, Inc., a global leader in executive office suites; Broadband Office, Inc., a leading global provider of network-based applications and communications, Internet and e-business solutions; e'ssention, the engine behind InfoCentre, a web-based operations and issues management platform; and DukeSolutions, a Duke Energy subsidiary providing comprehensive energy management programs.

     We were organized as a Maryland corporation on July 9, 1992, but we or our predecessor, The Oliver Carr Company ("OCCO"), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 38 years. In November 1995, we entered into a strategic alliance with a wholly-owned subsidiary of Security Capital-U.S. Realty in which Security Capital-U.S Realty purchased 11.6 million shares of our stock. In January 2001, Security Capital-U.S. Realty merged with Security Capital Group International ("Security Capital"), and as a result, Security Capital now owns these shares. As of December 31, 2000, Security Capital-U.S. Realty owned approximately 44.0% of our outstanding common stock.

     Our experienced staff of approximately 800 employees, including about 470 on-site building employees, provides a broad range of real estates services. Our principal executive offices are located at 1850 K Street, NW, Washington, DC 20006. Our telephone number is 202-729-7500. Our web site can be found www.carramerica.com.

                               Business Strategy

     Our primary business objectives are to achieve long-term sustainable per share cash flow growth and to maximize stockholder value by:

     i. Acquiring, developing, owning and operating office properties primarily in markets throughout the United States that exhibit strong, long-term growth characteristics.

     ii. Maintaining and enhancing a national operating system that provides corporate users of office space a mix of products and services, meeting their workplace needs both at the national and local levels.

     Our major segments of continuing operations include real estate property operations, which includes commercial property ownership, development operations and other, including management services. Approximately 95.3% of our revenues from continuing operations and approximately 88.3% of our assets are associated with our real estate property operations. Our development operations include the development of office space and the buildout of tenant spaces and are conducted by us and through our subsidiary, CarrAmerica Development, Inc. ("CarrAmerica Development"). Our investment in this business represents approximately 1.9% of our revenues from continuing operations and approximately 3.1% of our assets.

                        Real Estate Property Operations

Core Markets

          We have focused our acquisition and development activity in U.S. markets that possess long-term growth characteristics. Within these markets, we target specific submarkets in which:

          i. Long-term population and job growth are generally expected to exceed the national average;
          ii.  Large, well educated employment pools exist; and
          iii. Entry barriers exist for new supplies of office space.

We have established a local presence in each existing core market. This has been done through our investment activity and relationships established by our seasoned professional Market Managing Directors. Our core markets include:


          *    Pacific Region - Orange County/Los Angeles, CA, San Diego, CA,
               San Francisco Bay Area, CA, Seattle, WA and Portland, OR
          *    Eastern Region - Metropolitan Washington, DC, and Atlanta, GA
          *    Mountain Region - Denver, CO, and Salt Lake City, UT
          *    Central Region - Austin, TX, Dallas, TX and Chicago, IL

          For each core market, we have established a set of general guidelines and physical criteria to evaluate investment opportunities. All of our investment decisions are driven by real estate research. This research focuses on variables such as the economic growth rate, the composition of job growth, and office space supply and demand fundamentals.

          As of December 31, 2000, our real estate property operations (on a rentable square foot basis) were allocated among our regions as follows:

          *    47.7% in the Pacific region
          *    23.0% in the Eastern region
          *    13.3% in the Mountain region
          *    16.0% in the Central region

National Operating System

          As part of our business strategy, we developed, and continue to enhance, a national operating system. This system provides for nationally coordinated customer service, marketing and development. Our national operating system consists of three components:

          *    Market Managing Director Group. Our Market Managing Director
               ------------------------------
               group consists of nine individuals who cover all of the markets in which we own property. These Directors are responsible for maximizing the performance of our properties in their respective markets and ensuring that we are consistently meeting the needs of our customers. Because they meet with our customers and local brokers on a regular basis, the Managing Directors have extensive knowledge of local conditions in their respective markets and are invaluable identifying attractive investment opportunities in them. Also, through their contact with customers, the Managing Directors are well positioned to help the National Services Group identify customers with new build-to-suit and multi-market requirements.

          *    National Services Group. Our National Services Group is
               -----------------------
               responsible for marketing our properties, build-to-suit capabilities and the national scope of our operations to a targeted list of major corporate users. This group acts as a primary point of contact for national customers, coordinating all of the office space we offer and giving corporate customers the opportunity to address their national space requirements efficiently and economically.

          *    National Development Group. Our National Development Group is
               --------------------------
               responsible for developing office properties, build-to-suit facilities and business parks. Through our subsidiary, CarrAmerica

          Development, this development team consists of over 40 development and project management professionals, who are located across the United States and have an average of over 17 years of experience developing office properties. Our team oversees every aspect of land planning, building design, construction and development of office properties. This ensures that all projects meet the same high standards and uniform specifications in building design and systems. We believe that the National Development Group's expertise has given us a competitive edge in marketing our facilities and services to customers.

     Our national operating system is designed to provide corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local levels. We believe that through our existing portfolio of operating properties, property development opportunities and land acquired and currently held for development, we can generate incremental demand. This can be accomplished through the relocation and expansion needs of many of our customers, both within a single core market and in multiple core markets.

     An increasingly important component of our business strategy involves establishing alliances with companies or making investments in companies that offer us new opportunities to build value for our customers and stockholders. Some of the alliances or investments that we have established include the following:

                      Strategic Alliances and Investments

     HQ Global Workplaces. In 1997, we began making investments in HQ Global Workplaces, a worldwide leader in providing office suites. HQ Global Workplaces is the largest provider of flexible office outsourcing in the world. HQ Global Workplaces and certain of its affiliates provide this office outsourcing to customers by offering furnished individual offices and multi-office suites on a short-term basis that are equipped for a number of services, including telecommunications, broadband Internet access, copying, faxing and printing, as well as secretarial support. We own approximately 16% of HQ Global Workplaces on a fully diluted basis.

     Broadband Office, Inc. Joining with several other real estate companies, we formed Broadband Office, Inc. ("Broadband") in 1999. Broadband provides telecommunications and technology services to office buildings throughout the country. By contributing access to our property portfolio, we expect to benefit from Broadband's ability to improve choice and services to our customers.

     DukeSolutions. In December 1999, we entered into an alliance with DukeSolutions, a Duke Energy subsidiary. The purpose of this alliance is to implement a comprehensive energy management program that pioneers creative web-based energy information and analysis strategies. This energy management program became operational in 2000 and is intended to minimize risk due to deregulation and to reduce energy costs for our customers.

     AgilQuest. In September 2000, we made a $2.3 million equity investment in V Technologies International Corporation d/b/a AgilQuest ("AgilQuest"). AgilQuest created and operates an online resource reservation service that allows individual employees to reserve office space when and where they need it. It also enables employers to measure the use of office assets, allowing them to position office resources more efficiently.

     e'ssention. In November 2000, we formed a strategic relationship with e'ssention, Inc. ("e'ssention"). e'ssention provides a web-based building operation tool, InfoCentre, for use by our properties, customers and employees. We have implemented InfoCentre at most of our properties. It allows for real-time communications and monitoring of building and customer related maintenance activities via the Internet 24 hours per day, seven days per week.

                                Growth Strategy

Development

     Development of office properties is an important component of our growth strategy. We believe that long-term investment returns resulting from properties we develop will generally exceed those from properties we acquire, without the assumption of significantly increased investment risks. We seek to control development risks by:

     *    employing extensively trained and experienced development personnel;

     * avoiding the assumption of entitlement risk in conjunction with land acquisitions;

     * entering into guaranteed maximum price construction contracts with seasoned and credible contractors;

     * focusing on pre-leasing space and build-to-suit opportunities with our customer network;

     * analyzing the supply and demand characteristics of a market before commencing inventory development in that market.

     In general, we will only undertake inventory development, which excludes construction of pre-leased properties, in markets with strong real estate fundamentals. We then construct office buildings attractive to a wide range of office users. Our research-driven development program enables us to tailor our development activities in each core market, from inventory development, build-to-suit projects and acquiring and holding land for future development.

     We believe that having a land inventory to support future development provides us with a competitive advantage. We use this advantage to respond to customers' needs for office space in markets with low vacancy rates, barriers to entry for new supplies of office space and increasing rental rates. In addition to our portfolio of operating properties and projects currently under development, we own or control, as of December 31, 2000, land in eight of our markets. This land is expected to support future development of up to 2.0 million square feet of office space.

Acquisitions

     From 1996 to 1998, we were very active in acquiring office properties as we established an operating platform for our national business strategy. In light of capital constraints and pricing disparities that favored development over acquisitions, our acquisition activity in 1999 and 2000 was limited. We will selectively pursue acquisitions in our core markets where attractive opportunities exist, particularly when pricing yields make acquisitions of existing properties attractive in comparison to new property development.

Asset Optimization

     As a component of our business strategy, we may dispose of assets that become inconsistent with our long-term strategic or return objectives or where market conditions for disposition are favorable. We then redeploy the proceeds from the dispositions into other office properties, or use them to fund development operations, or support other corporate needs. We also may contribute properties that we own into joint ventures with third parties.

     Our ability to dispose of properties is limited, however, in light of an agreement we have with Security Capital to use reasonable efforts to dispose of properties through tax-deferred exchanges and agreements that we have entered into with respect to properties owned by our subsidiaries CarrAmerica Realty, L.P. and Carr Realty, L.P. Tax laws applicable to REITs also restrict our ability to dispose of properties.

                                2000 Activities

Development and Acquisitions Activity

     During 2000, we placed in service approximately 1.0 million square feet of office properties that were previously under development. The total cost for these projects was approximately $161.6 million. We expect that the first year stabilized unleveraged return on this square footage will be 11.5%. As of December 31, 2000, we had approximately 0.6 million square feet of office space under construction in six projects that we wholly owned. Our total investment in these projects is expected to be $94.7 million. Through December 31, 2000, we had expended $48.3 million or 51.0% of the total expected investment for these projects. During 2000, development of properties for others has become a more significant part of this segment of our business. This includes development of properties for joint ventures in which we are partners and for unaffiliated parties. As of December 31, 2000, we were managing $267.3 million in projects for others, including $255.7 million relating to the projects in which we had a minority interest.

     During 2000, we acquired two operating properties and six parcels of land we intend to hold for future development for approximately $35.3 million. The operating properties contain approximately 0.1 million square feet. The land is expected to support the development of approximately 0.9 million square feet of office space.

Joint Ventures

     In May 2000, we entered into a joint venture with JER Partners to develop a 440,000 square foot office building in downtown Austin, Texas. Construction of this building is scheduled for completion in June 2002. As of December 31, 2000, we also had approximately 784,000 square feet of office space under construction in six projects in which we own minority interests. All of these projects are expected to cost approximately $255.7 million. Our total investment in these projects is expected to be approximately $98.9 million. Through December 31, 2000, approximately 38.3% or $97.9 million of the total project costs had been expended.

Dispositions

     On August 17, 2000, we closed on a joint venture transaction with New York State Teachers' Retirement System ("NYSTRS"). At closing, we contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The venture encompasses five suburban office parks in four markets. We received cash totaling approximately $249.6 million from these transactions and hold a 35% interest in the joint venture. Our investment in Carr Office Park, L.L.C. at December 31, 2000 was $124.5 million.

     In addition to the properties contributed to the NYSTRS joint venture, we disposed of an additional 16 properties (including one property in which we held an interest through an unconsolidated entity) in 2000 and four parcels of land that were being held for development. We recognized a net gain of $24.1 million, net of taxes of $5.6 million, on these transactions.

HQ Global Workplaces

     In June 2000, we sold a substantial portion of our equity interest in HQ Global and our debt and equity interests in two European executive suites affiliates in connection with the merger of HQ Global with VANTAS Incorporated. We received $377.3 million in cash in connection with these transactions. In addition, $140.5 million of debt which we guaranteed was repaid with a portion of the cash proceeds. We own approximately 16% of the equity of the merged entity on a fully diluted basis. Our investment is accounted for under the cost method of accounting.

     As part of the HQ Global/VANTAS transaction, we received put rights with respect to our continuing interest in HQ Global. These rights can be exercised at specified times at our option if HQ Global has not completed an initial public offering. A portion of the put is exercisable in late 2001, with the balance exercisable in June 2002. Payment for our HQ Global stock will be based on the fair market value of our investment and can be made either in cash, a short-term note (in the case of the 2001 put right) or delivery of common stock of FrontLine Capital Group, a NASDAQ-listed company and the majority shareholder of HQ Global.

Financing Activity

     In September 2000, we retired $150 million of senior unsecured credit notes that were to mature on October 1, 2000.

                          Forward-Looking Statements

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

          * National and local economic, business and real estate conditions that will, among other things affect:

                    *    Demand for office properties
                    *    Availability and creditworthiness of tenants
                    *    Level of lease rents
                    *    Availability of financing for both tenants and us;
          * Adverse changes in the real estate markets, including, among other things:

                    *    Competition with other companies
                    *    Risks of real estate acquisition and development
                    * Failure of pending developments to be completed on time and on budget;

          * Actions, strategies and performance of affiliates that we may not control;
          *    Governmental actions and initiatives;
          *    Environmental/safety requirements.

                                 Our Directors

          Our directors are divided into three classes, with approximately one-third of the directors elected by the stockholders annually. The current members of our Board of Directors are as follows:

* Thomas A. Carr, 42, has been our Chairman of the Board of Directors since May 2000 and President and a director since 1993 and Chief Executive Officer since 1997. Mr. Carr's term as director of the Company expires at the 2001 Annual Meeting of Stockholders. He has been renominated for election by the stockholders at that meeting to serve another three-year term. Mr. Carr was our Chief Operating Officer from April 1995 to May 1997 and our Chief Financial Officer from February 1993 to April 1995. Also, he is a director of The Oliver Carr Company. Mr. Carr holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Brown University. Mr. Carr is a member of the Board of Directors of the National Association of Real Estate Investment Trusts, and a member of the Young Presidents Organization, Federal City Council and the International Development Research Council. He is a member of the Board of Directors of HQ Global. Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Robert O. Carr. Mr. Carr is a member of the Investment Committee and the Executive Committee of the Board of Directors. In addition, Mr. Carr is a member of management's Operating Committee and Investment Committee.

* Oliver T. Carr, Jr., 75, was Chairman of our Board of Directors from February 1993 until May 2000. He also served as our Chief Executive Officer from 1993 to 1997. Mr. Carr's term as a director expires at the 2002 Annual Meeting of Stockholders. Mr. Carr founded The Oliver Carr Company in 1962 and since that time he has been its Chairman of the Board and a director as well as President from 1962 to 2000. He also is Chairman Emeritus of the Board of Trustees of The George Washington University. Mr. Carr is the father of both our current Chairman, President and Chief Executive Officer, Thomas A. Carr, and Robert O. Carr, the President of Carr Urban Development, Inc. Mr. Carr is a member of the Investment Committee and the Executive Committee of the Board of Directors.

* Ronald Blankenship, 51, has been a director since August 1998. Mr. Blankenship's term as a director expires at the 2003 Annual Meeting of Stockholders. Mr. Blankenship was nominated to the Board as a designee of Security Capital, one of our major stockholders. Mr. Blankenship has been the Vice Chairman and Chief Operating Officer of Security Capital Group Incorporated since May 1998. Previously, Mr. Blankenship was Managing Director of Security Capital Group Incorporated from March 1991 to May 1998. Mr. Blankenship is a director of Security Capital Group Incorporated and Storage USA, Inc. He received a B.B.A. from the University of Texas at Austin. Mr. Blankenship is a member of the Executive Compensation Committee of the Board of Directors.

* Andrew F. Brimmer, 74, has been a director since February 1993. Dr. Brimmer's term as a director expires at the 2002 Annual Meeting of Stockholders. He has been President of Brimmer & Company, Inc., an economic and financial consulting firm, since 1976. Dr. Brimmer is the Wilmer D. Barrett Professor of Economics at the

     University of Massachusetts, Amherst. He also serves as a director of BlackRock Investment Income Trust, Inc. (and other funds) and Borg-Warner Automotive, Inc. From June 1995 through August 1998, Dr. Brimmer served as chairman of the District of Columbia Financial Control Board. He was a member of the Board of Governors of the Federal Reserve System from March 1966 through August 1974. Dr. Brimmer received a B.A. degree and a master's degree in economics from the University of Washington and a Ph.D. in economics from Harvard University. Dr. Brimmer is a member of the Audit Committee of the Board of Directors.

* A. James Clark, 73, has been a director since February 1993. Mr. Clark's term as a director expires at the 2003 Annual Meeting of Stockholders. He is Chairman of the Board and CEO of Clark Enterprises, Inc., a Bethesda, Maryland-based company. Clark Enterprises, Inc. has been involved in real estate, and commercial and residential construction since 1972. Mr. Clark is on the Board of Trustees of the University of Maryland College Park Foundation, and is a Trustee Emeritus of the Johns Hopkins University and the Johns Hopkins Board of Medicine. He is also a member of the PGA Tour Golf Course Properties Advisory Board. Mr. Clark is a graduate of the University of Maryland. He is a member of the Investment Committee, the Executive Committee, the Executive Compensation Committee, and the Nominating Committee of the Board of Directors.

* Timothy Howard, 52, has been a director since August 1998. Mr. Howard's term as a director expires at the 2003 Annual Meeting of Stockholders. Mr. Howard has been the Executive Vice President and Chief Financial Officer of Fannie Mae since 1990 and a member of Fannie Mae's Office of the Chairman since November 2000. From 1988 to 1990, Mr. Howard was Executive Vice President - Asset Management of Fannie Mae. Mr. Howard has held positions of increasing responsibility with Fannie Mae since beginning with the company in 1982. Mr. Howard is a member of the Audit Committee and the Executive Compensation Committee of the Board of Directors.

* Caroline S. McBride, 47, has been a director since July 1996. Ms. McBride's term as a director expires at the 2001 Annual Meeting of Stockholders. She has been renominated for election by the stockholders at that meeting to serve another three-year term. Ms. McBride was nominated to the Board as a designee of Security Capital, one of our major stockholders. Since June 1996, Ms. McBride has been a Managing Director of the Capital Division of Security Capital Group. From June 1996 to July 1997, Ms. McBride was Managing Director of Security Global Capital Management Group. From July 1978 to May 1996, she was with IBM, where she was director of private market investments for the IBM Retirement Fund from 1994 to 1996. From 1992 to 1994, she was director of real estate investments for the IBM Retirement Fund. Ms. McBride is on the Board of Directors of Storage USA, Inc., BelmontCorp., CWS Communities Trust and the Real Estate Research Institute. Ms. McBride received her Masters in Business Administration degree from New York University and a Bachelor of Arts degree from Middlebury College. Ms. McBride is a member of the Investment Committee of the Board of Directors.

* William D. Sanders, 59, has been a director since May 1996. Mr. Sanders' term as a director expires at the 2002 Annual Meeting of Stockholders. Mr. Sanders was nominated to the Board as a designee of Security Capital, one of our major stockholders. He is the founder and Chairman of Security Capital Group. Mr. Sanders retired on December 31, 1989 as Chief Executive Officer of LaSalle Partners Limited, a firm he founded in 1968. Mr. Sanders is on the Board of Directors of Security Capital and Storage USA, Inc. Mr. Sanders is a former trustee and member of the executive committee of the University of Chicago and a former trustee fellow of Cornell University. Mr. Sanders received his Bachelor of Science degree from Cornell University. Mr. Sanders is a member of the Nominating Committee of the Board of Directors.

*    Wesley S. Williams, Jr., 58, has been a director since February 1993.
     Mr. Williams' term as a director expires at the 2001 Annual Meeting of Stockholders. He has been renominated for election by the stockholders at that meeting to serve another three-year term. Mr. Williams has been a partner of the law firm of Covington & Burling since 1975. After serving as a junior member of the Faculty of Law of Columbia University, Mr. Williams was adjunct professor of real estate finance law at Georgetown University Law Center from 1971 to 1973. In addition, he is an author or contributing author of several texts on banking law and on real estate investment and finance. Mr. Williams is on the Editorial Advisory Board of the District of Columbia Real Estate Reporter. Mr. Williams serves as Deputy Chairman of the Board of Directors of the Federal Reserve Bank of Richmond. Mr. Williams is Co-Chairman of the Board of Directors and Co-CEO of The Lockhart Companies Inc. and of its real estate, insurance, consumer finance, and miscellaneous internet and venture subsidiaries. Mr. Williams is a member of the Executive Committee of the Board of Trustees of Penn Mutual

     Life Insurance Company, of which he is the Senior Trustee. He is also a member of the Executive Committee of the Board of Regents of the Smithsonian Institution. Mr. Williams received B.A. and J.D. degrees from Harvard University, an M.A. degree from the Fletcher School of Law and Diplomacy and an LL.M. from Columbia University. Mr. Williams is a member of the Audit Committee and Executive Compensation Committee of the Board of Directors.

               Our Executive Officers and Certain Key Employees

          As of December 31, 2000, our executive officers and key employees (including executive officers and key employees of CarrAmerica Development, Inc. and other affiliates) were as follows:

* Karen B. Dorigan, 36, has been Chief Investment Officer since November 2000. Prior to that time, she was Managing Director - Capital Markets and Investments since April 1999. Prior to that time, Ms. Dorigan served as a Senior Vice President since May 1997. Prior to that, Ms. Dorigan was the Company's Vice President--Land Due Diligence since January 1996. Prior to that, Ms. Dorigan served for more than nine years in a variety of capacities in the development business of The Oliver Carr Company, including from February 1993 to January 1996 as a Vice President. Ms. Dorigan holds a Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School. Ms. Dorigan is a member of management's Operating Committee and Investment Committee.

* Kent C. Gregory, 50, has been Managing Director - National Services since July 1997. Prior to joining us, Mr. Gregory had been employed by Opus, a real estate service company, since 1991, as Senior Vice President of National Accounts. He holds a Masters in Business Administration from Pace University and a Bachelor of Arts degree in Business Administration from St. Thomas University. He is a member of management's Operating Committee and Investment Committee.

* Philip L. Hawkins, 45, has been Chief Operating Officer since October 1998. From February 1996 to October 1998, Mr. Hawkins served as Managing Director--Asset Management. Prior to that time, Mr. Hawkins was employed by LaSalle Partners Limited, a real estate services company, since 1982. At LaSalle, he served as Executive Vice President, Eastern Division, Asset Management Group from 1995 to 1996, as Senior Vice President, Northeast Region, Asset Management Group from 1990 to 1994, and in other asset management positions prior to that time. Mr. Hawkins also was a director of LaSalle Partners Limited. He holds a Masters in Business Administration from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Hamilton College. Mr. Hawkins is a member of management's Operating Committee and Investment Committee. Mr. Hawkins is also a member of the Board of Directors and the Executive Committee of Broadband Office, Inc.

* Richard F. Katchuk, 54, has been Chief Financial Officer since February 1999. From 1995 to 1999, Mr. Katchuk served as Chief Financial Officer and Corporate Executive Vice President of Crestar Financial Corporation. Prior to joining Crestar Financial Corporation, Mr. Katchuk was with Banc One, serving as a Senior Vice President Corporate Finance from 1988 to 1995. Mr. Katchuk holds a Bachelor of Arts degree in Economics from Hobart & William Smith Colleges. Mr. Katchuk is a member of management's Operating Committee and Investment Committee.

* Linda A. Madrid, 41, has been Managing Director, General Counsel and Corporate Secretary since November 1998. Prior to that time Ms. Madrid served as Senior Vice President and General Counsel since March 1998. Prior to that time, Ms. Madrid had been Senior Vice President, Managing Director of Legal Affairs and Corporate Secretary of Riggs National Corporation/Riggs Bank N.A. since February 1996 and Vice President and Litigation Manager from September 1993 to January 1996. Before joining Riggs, Ms. Madrid practiced law in several law firms in Washington, D.C. and served as Assistant General Counsel for Amtrak. Ms. Madrid holds a J.D. from Georgetown University Law Center and a Bachelor of Arts degree from Arizona State University. Ms. Madrid is a member of management's Operating Committee.

* Paul R. Adkins, 42, has been Managing Director - Private Capital since May 1999. From 1996 to 1999, Mr. Adkins served as the Company's Senior Vice President, Market Managing Director for Washington, D.C. Mr. Adkins has been with the Company for over 17 years, including serving as Vice President of Acquisitions from May 1994 to August 1996. Prior to that, Mr. Adkins served in a variety of other capacities with the Company, with over 12 years in commercial real estate leasing. Mr. Adkins is a member of the District of Columbia's Building Industry Association and Northern Virginia's National Association of Industrial and Office Parks. Mr. Adkins holds a Bachelor of Arts degree in Economics from Bucknell University. Mr. Adkins is a member of management's Operating Committee.

* Steven N. Bralower, 52, has been Executive Vice President of Carr Real Estate Services, Inc. ("Carr Services, Inc."), an affiliate that conducts management and leasing operations, since January 1999, and Senior Vice President of Carr Realty, L.P., a subsidiary, since May 1996. Mr. Bralower was Senior Vice President of Carr Services, Inc. from 1993 to May 1996. Mr. Bralower is a member of the Greater Washington Commercial Association of Realtors. Mr. Bralower has been a member of the Georgetown University Law Center adjunct faculty since 1987. Mr. Bralower holds a Bachelor of Arts degree from Kenyon College.

* Robert O. Carr, 51, has been President of CarrAmerica Urban Development, Inc., a subsidiary of CarrAmerica Development, since June 1998, and Chairman of the Board of Directors of Carr Services, Inc., since February 1993. Mr. Carr served as one of our directors from 1993 until 1997 and as President of Carr Services, Inc. from 1993 to 1998. Mr. Carr is a director of The Oliver Carr Company. From 1987 until February 1993, he served as President and Chief Executive Officer of The Oliver Carr Company. Mr. Carr is a member of the Boards of Directors of the Greater Washington Research Center, the Corcoran School of Art and the National Cathedral School for Girls. Mr. Carr is also a member of the Greater Washington Board of Trade, the Urban Land Institute and the D.C. Chamber of Commerce. Mr. Carr holds a Bachelor of Arts degree from Trinity College. Mr. Carr is the son of Oliver
     T. Carr, Jr. and the brother of Thomas A. Carr.

* Clete Casper, 41, has been Market Managing Director -Seattle since July 1999. Prior to that time Mr. Casper served as the Company's Vice President, Market Managing Director for Seattle since July 1996. Mr. Casper has over 10 years of experience in real estate and marketing. Mr. Casper's most recent experience includes one year as a Senior Associate with CB Commercial Real Estate Group Inc., Seattle, Washington. Prior to that, Mr. Casper was with Sabey Corporation in Seattle, Washington, serving as Development Manager for four years and as a Marketing Associate for five years. Mr. Casper is a graduate of Washington State University. Mr. Casper is a member of management's Operating Committee.

* John J. Donovan, Jr., 57, has been a Market Managing Director since July 1999 and President of Carr Services, Inc., since January 1999. Prior to that time, Mr. Donovan served as Senior Vice President of Carr Services, Inc. from 1993 to 1998. He is a member of the Advisory Board for Jubilee Enterprise of Greater Washington, the Economic Club of Washington, the Greater Washington Board of Trade and the Greater Washington Commercial Association of Realtors. Mr. Donovan holds a Bachelor of Arts degree from Georgetown University. Mr. Donovan is a member of management's Operating Committee.

* J. Thad Ellis, 40, has been Market Managing Director - Atlanta since July 1999. Prior to that time Mr. Ellis served as the Company's Vice President, Market Managing Director for Atlanta since November 1996. Mr. Ellis has over 15 years of experience in real estate. Mr. Ellis' most recent experience includes 10 years with Peterson Properties. At Peterson Properties, his primary responsibility was to oversee and coordinate leasing and property management for the management services portfolio. Mr. Ellis is a graduate of Washington & Lee University and is a member of the National Association of Industrial and Office Parks and Atlanta's Chamber of Commerce and is on the Advisory Board of Black's Guide. Mr. Ellis is a member of management's Operating Committee.

* Richard W. Greninger, 49, has been Managing Director - Property Operations since May 1999. Prior to that time Mr. Greninger served as Senior Vice President--Operations since January 1998. Prior to that, Mr. Greninger had been the Senior Vice President of Carr Services, Inc., since March 1995. Prior to that time, he had been Vice President of Carr Services, Inc. since February 1993. During 1994, Mr. Greninger served as President of the Greater Washington Apartment and Office Building Association. Mr. Greninger has served as a director of both the Institute of Real Estate Management and the Building Owners and Managers Association and is currently Chairman of its National Advisory Council. He is also a member of the Board of Directors of e'ssention. Mr. Greninger holds a Masters in Business Administration from the University of Cincinnati and a Bachelor of Science degree from Ohio State University. Mr. Greninger is a member of management's Operating Committee.

* Dale F. Hogg, 58, joined us from Iridium, LLC, in May 2000 as Senior Vice President of Human Resources and Administration. Before joining Iridium in 1994, Mr. Hogg was Corporate Manager, Global Staffing and Corporate Manager, Compensation for W.R. Grace & Co. from 1991. Mr. Hogg holds a Bachelor of Science degree from Colorado State University. He is a member of management's Operating Committee.

* William Krokowski, 38, has been Market Managing Director - Denver since December 1999. Prior to that time Mr. Krokowski served as Vice President/Director of Development for CarrAmerica Development, Inc., an affiliate, since 1997. Prior to 1997, Mr. Krokowski was a member of our investments group. Prior to joining CarrAmerica, Mr. Krokowski spent over five years with Tishman Speyer Properties in New York and Washington, D.C. as a development manager. Mr. Krokowski holds a Civil Engineering degree from Bucknell University and a Masters in Business Administration from Duke University. Mr. Krokowski is a member of management's Operating Committee.

* Joel A. Manfredo, 46, became Chief Technology Officer and Managing Director of e-business solutions in November 2000. Prior to joining us, Mr. Manfredo was Vice President and Director of Information Strategies with The Rouse Company from 1988. Mr. Manfredo served as Director of Investment Assets for a subsidiary of McCormick and Company from 1981 to 1988. Mr. Manfredo holds a Masters of Science in Finance and a Masters of Business Administration from Loyola College, as well as, a Bachelors of Science in Business Administration from Lehigh University. He is a member of management's Operating Committee.

* Robert M. Milkovich, 41, has been Market Managing Director - Phoenix since July 1999. Prior to that time Mr. Milkovich served as Vice President, Market Managing Director for Phoenix, Arizona since January 1998. Mr. Milkovich has over 14 years of experience in real estate leasing. Mr. Milkovich's most recent experience includes five years as the Assistant Vice President of leasing for Carr Services, Inc. Mr. Milkovich holds a Bachelor of Science in Business Administration from the University of Maryland. Mr. Milkovich is a member of management's Operating Committee.

* Malcolm O'Donnell, 43, joined us in October 2000 as Vice President and Managing Director for our Southern California region. He was previously employed as Principal of Alpine Holding and Keller Equity Group, Inc. overseeing development projects. From March 1997 to December 1997, Mr. O'Donnell was Vice President of Acquisitions for Beacon Properties. Mr. O'Donnell holds a Bachelor of Science degree from the University of Southern California. He is a member of management's Operating Committee.

* Gerald J. O'Malley, 57, has been Market Managing Director - Chicago since July 1999. Prior to that time Mr. O'Malley served as Vice President, Market Managing Director for Chicago since July 1996. Mr. O'Malley has over 32 years of experience in real estate marketing. Mr. O'Malley's most recent experience includes 10 years as founder and President of G. J. O'Malley & Company, a real estate office leasing company. Mr. O'Malley holds a Bachelors of Business Administration degree from Loyola University. Mr. O'Malley is a member of management's Operating Committee.

* Jeffrey S. Pace, 38, has been Market Managing Director - Austin since July 1999. Prior to that time Mr. Pace served as Vice President, Market Managing Director for Austin, Texas since May 1997. Mr. Pace has over 14 years of experience in real estate marketing. Mr. Pace's most recent experience was with Trammell Crow Company, where he served as Marketing Director. Prior to that time, Mr. Pace held the position of Marketing Representative in the Dallas and Austin markets for Carlisle Property Company, Stockton, Luedmann, French & West and Trammell Crow Company from 1985 to 1997. Mr. Pace holds a Masters of Business Administration from the University of Texas at Arlington and a Bachelor of Science from the University of Texas at Austin. Mr. Pace is a member of management's Operating Committee.

* Stephen E. Riffee, 43, has been Senior Vice President, Controller and Treasurer since July 1999. Prior to that time, Mr. Riffee served as Vice President Finance and Chief Accounting Officer of Marriott International, Inc. for three years. Prior to joining Marriott International, Inc., Mr. Riffee served as Assistant Vice President at Burlington Northern Railroad after having previously worked in the National Transportation Practice of KPMG Peat Marwick. Mr. Riffee holds a Bachelor of Science in Commerce degree from the McIntire School of Commerce of the University of Virginia. Mr. Riffee is a member of management's Operating Committee.

* Leah Segawa, 44, has been Market Managing Director - Northern California since June 1999. Prior to that time Ms. Segawa served as Vice President and Development Coordinator for CarrAmerica Development, Inc., an affiliate. Prior to this, from 1989 to 1997, Ms. Segawa was President of WesTerra Collaborative Ltd., a real estate development consulting firm which managed a wide range of development projects. Ms. Segawa holds a Bachelor of Arts with honors in Architecture from University of California at Berkeley and a Masters of Business Administration from Harvard University. Ms. Segawa is a member of management's Operating Committee.

* William H. Vanderstraaten, 40, has been Market Managing Director - Dallas since July 1999. Prior to that time Mr. Vanderstraaten served as Vice President, Market Managing Director for Dallas since April 1997. Mr. Vanderstraaten has over 16 years of experience in real estate development and leasing fields. Mr. Vanderstraaten's most recent experience prior to working for the Company includes eight years as Vice President--New Development for Harwood Pacific Corporation in Dallas, Texas, where his primary responsibilities were directing large scale development projects and coordinating leasing efforts for portfolios. Mr. Vanderstraaten holds a Bachelor of Science degree in Business Administration from Southern Methodist University. Mr. Vanderstraaten is a member of management's Operating Committee.

* Karen L. Widmayer, 42, has served as Senior Vice President of Corporate Communications since August 1999. Prior to that time Ms. Widmayer served as Vice President of Corporate Communications since 1997. Ms. Widmayer is an 18-year veteran of CarrAmerica and our predecessor company. Ms. Widmayer is responsible for our strategic marketing and branding including media relations, advertising, community relations, employee communications, corporate and project marketing as well as our web site and intranet site. Ms. Widmayer performed Masters work in Economics at the University of Tennessee. Ms. Widmayer holds a Bachelor of Arts degree in Business Management from Virginia Intermont College. Ms. Widmayer is a member of management's Operating Committee.

* James S. Williams, 44, has been a Managing Director since April 1999 and President of CarrAmerica Development since May 1999. Prior to that time Mr. Williams was Senior Vice President of CarrAmerica Development since October 1996. Mr. Williams rejoined us after two years as Vice President of Operations of Chadwick International. Prior to that, from 1983 to 1994, he served in a variety of capacities for The Oliver Carr Company including Senior Vice President of Development. Mr. Williams is a guest lecturer at George Washington University. He holds a Bachelor of Science degree in Business Administration from West Virginia University. Mr. Williams is a member of the Board of Directors and a member of the Executive Committee of the District of Columbia Building Industry Association. He is a member of the Investment Committee of CarrAmerica Development and a member of management's Investment Committee and Operating Committee.


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

Our Performance is Subject to Risks Associated with Real Estate Investment

          We are a real estate company that derives most of its income from the ownership and operation of office buildings. There are a number of factors that may adversely affect the income that our properties generate, including the following:

          *   Economic Downturns. Downturns in the national economy, or in
              ------------------
              regions or localities where our properties are located, generally will negatively impact the demand for office space.

          *   Oversupply of Office Space. An oversupply of space in markets
              --------------------------
              where we own office properties making it more difficult for us to lease space at attractive rental rates would typically cause rental rates and occupancies to decline.

          *   Competitive Properties. If our properties are not as attractive to
              ----------------------
              tenants (in terms of rents, services or location) as other properties that are competitive with ours, we will lose tenants to those properties or could have to reduce our rental rates to compensate for that disparity.

          *   Renovation Costs. In order to maintain the quality of our office
              ----------------
              buildings and successfully compete against other properties, we periodically have to spend money to repair and renovate our properties.

          *   Tenant Risk. Our performance depends on our ability to collect
              -----------
              rent from our tenants. While no tenant in our portfolio accounted for more than 5% of our rental revenue as of December 31, 2000, our financial position may be adversely affected by financial difficulties experienced by a major tenant, or by a number of smaller tenants, including bankruptcies, insolvencies or general downturns in business.

          *   Reletting Costs. As leases expire, we try to either relet the
              ---------------
              space to an existing tenant or attract a new tenant to occupy the space. In either case, we likely will incur significant costs in the process. In addition, if market rents have declined since the time the expiring lease was entered into, the terms of any new lease signed likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the income earned from that space.

          *   Regulatory Costs. There are a number of government regulations,
              ----------------
              including zoning, tax and accessibility laws that apply to the ownership and operation of office buildings. Compliance with existing and newly adopted regulations may require us to spend a significant amount of money on our properties.

          *   Fixed Nature of Costs. Most of the costs associated with owning
              ---------------------
              and operating an office building are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

          *   Environmental Problems. Federal, state and local laws and
              ----------------------
              regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. The clean up can be costly. The presence of or failure to clean up contamination may adversely affect our ability to sell or lease a property or to borrow using a property as collateral.

          *   Competition. A number of other major real estate investors with
              -----------
              significant capital compete with us. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds.

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

We Do Not Have Exclusive Control Over Our Joint Venture Investments

          We have invested in projects or properties as a co-venturer or partner in the development of new properties and the continued operations of operating properties. These investments involve risks not present in a wholly owned project. Risks related to these investments include:

          * Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;
          *   Possibility that our co-venturer or partner might:
              *   become bankrupt;
              *   have interests or goals that are inconsistent with ours;
              * take action contrary to our instructions, requests or interests (including those related to our qualification as a REIT for tax purposes); or
              *   otherwise impede our objectives.

Our Use of Debt Subjects Us to Various Financing Risks

         While we believe that we have a conservative borrowing policy, we do regularly borrow money to finance our business, particularly the acquisition and development of properties. We generally incur unsecured debt, although in many cases we will incur mortgage debt that is secured by one or more of our office buildings. There are risks inherent in borrowing money, including the following:

          *   No Limitation on Debt Incurrence. The Company's organizational
              --------------------------------
              documents do not limit the amount of debt the Company can incur. The degree of leverage of the Company could have important consequences, including making it more difficult for us to obtain additional financing in the future for business needs, as well as making us more vulnerable to an economic downturn.

          *   Possible Inability to Meet Scheduled Debt Payments. If our
              --------------------------------------------------
              properties do not perform as expected, our cash flow from our properties may not be enough to make required principal and interest payments. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of the Company's assets in order to receive payment.

          *   Inability to Refinance Debt. In almost every case, very little of
              ---------------------------
              the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

          *   Financial Covenants Could Adversely Affect Our Financial
              --------------------------------------------------------
              Condition. Our credit facilities and the indentures under which
              ---------
              our senior unsecured indebtedness are issued contain financial and operating covenants, including coverage ratios and other limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests.

          *   Variable Interest Rates Could Increase the Cost of Borrowing. A
              ------------------------------------------------------------
              significant amount of our financing is through an unsecured line of credit. The line of credit is subject to variable floating interest rates. Because we have not hedged against interest fluctuations, significant increases in interest rates could dramatically increase our costs of borrowing on the line of credit. Additionally, interest rates on certain of our debt are based on the credit rating of our debt by independent agencies, and would be increased in the event that the credit ratings are downgraded.

Our Business Structure Has Certain Risks Associated With It

*    A Major Stockholder Has Influence on Our Operations.

     Security Capital owned approximately 44.0% of our outstanding common stock as of December 31, 2000. No other stockholder is permitted to own more than 5% of our common stock, subject to certain exceptions. Under a Stockholders Agreement with us, Security Capital has the right to nominate up to 40% of the directors. The Stockholders Agreement also gives Security Capital certain rights that limit our ability to take certain actions and limits our ability to engage in certain transactions that may be in the short-term best interests of other stockholders. This situation results in Security Capital having a substantial influence over our affairs. This could potentially be disadvantageous to other stockholders' interests, which may not converge with the interests of Security Capital.

* Certain Officers and Directors May Have Interests that Conflict with the Interests of Stockholders.

     Certain of our officers and members of our board of directors own units of limited partner interest in Carr Realty, L.P., a partnership that holds some of our properties. These individuals may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and Carr Realty, L.P., such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. We, as the sole general partner of Carr Realty, L.P., have the exclusive authority to determine whether and on what terms Carr Realty L.P. will sell or refinance an individual property, but the effect of certain transactions on these unitholders may our influence decisions affecting these properties.

*    We May Not Be Able to Sell Properties When Appropriate.

     Real estate property investments generally cannot be sold quickly. In addition, an agreement we have with Security Capital requires us to use reasonable efforts to dispose of properties through tax deferred exchanges. Agreements that we have entered into with respect to certain properties owned by CarrAmerica Realty, L.P. and Carr Realty, L.P. limit our ability to dispose of property. Also, the tax laws applicable to REITs restrict our ability to dispose of certain properties. Therefore, we may by unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position.

*    Lack of Voting Control Over Carr Real Estate Services, Inc.

     While most of our income is generated from the ownership and operation of our office buildings, we own a nonvoting interest in Carr Real Estate Services, Inc., which produces a significant contribution to our income. Carr Real Estate Services, Inc. conducts management and leasing operations for third parties and for office buildings in which we own less than a 100% interest. As of December 31, 2000, we owned approximately 95% of the economic interest in Carr Real Estate Services, Inc. through the ownership of nonvoting common stock. The voting common stock of Carr Real Estate Services, Inc. is owned by entities and individuals that have some affiliation with us. As a result, we have no right to elect the directors of Carr Real Estate Services, Inc., and our ability to influence its operations is limited. Carr Real Estate Services, Inc. may engage in business activities that are not in our best interests.

*    We Depend On External Capital.

     To qualify as a REIT, we generally must distribute to our stockholders each year at least 90% of our net taxable income excluding net capital gain. Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for property development and acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings.

Certain Factors May Inhibit Changes in Control of the Company

*    Charter and By-law Provisions.

     Certain provisions of our charter and by-laws may delay or prevent a change in control of the Company or other transactions that could provide our common stockholders with a premium over the then-prevailing market price of their common stock or that might otherwise be in the best interests of our stockholders. These include a staggered board of directors and the ability of our board of directors to authorize the issuance of preferred stock without stockholder approval. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our common stockholders.

*    Ownership Limit.

     In order to assist us in maintaining our qualification as a REIT and for other strategic reasons, our charter contains certain provisions generally limiting the ownership of shares of capital stock by any single stockholder to 5% of our outstanding common stock and/or 5% of any class or series of preferred stock. The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a stockholder exceeds the ownership limits. These rules may cause a stockholder to be treated as owning stock that is actually owned by others, including family members and entities in which the stockholder has an ownership interest. Our board of directors could waive this restriction if it were satisfied that ownership in excess of these ownership limits would not jeopardize our status as a REIT and the board otherwise decided that a waiver would be in our interests. Capital stock acquired or transferred in breach of the ownership limit will be automatically transferred to a trust for the benefit of a designated charitable beneficiary.

*    Maryland Law Provisions.

     Certain provisions of Maryland law which are applicable to us because we are a Maryland corporation prohibit "business combinations" with any person that beneficially owns ten percent or more of our outstanding voting shares (an "interested stockholder") or with an affiliate of the interested stockholder. These prohibitions last for five years after the most recent date on which the person became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. Our board of directors has opted out of these business combination provisions. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving us. Our board of directors may, however, repeal this election in most cases and cause us to become subject to these provisions in the future. Being subject to the provisions could delay or prevent a change in control or other transactions that might involve a premium price or otherwise be in the best interests of our stockholders.

The Market Value of Our Securities Can Be Adversely Affected by Many Factors

         As with any public company, a number of factors may adversely influence the public market price of our common stock, many of which are beyond our control. These factors include:

         *     Level of institutional interest in us;
         * Perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;
         * Attractiveness of securities of REITs in comparison to other companies;
         *     Our financial condition and performance;
         * The market's perception of our growth potential and potential future cash dividends;
         * Increases in market interest rates, which may lead investors to demand a higher annual yield from our distributions in relation to the price paid for our stock;
         * Relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our stock.

         Sales of a substantial number of shares of our stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our stock. In addition to the possibility that we may sell shares of our stock in a public offering at any time, we also may issue shares of common stock upon redemption of units of interest held by third parties in affiliated partnerships that we control, as well as upon exercise of stock options that we grant to our employees and others. All of these shares will be available for sale in the public markets from time to time. In addition, Security Capital, our largest stockholder (owning more than one-third of our shares) has the right to sell its shares at any time, pursuant to registration rights granted to it in connection with its original investment in us.

Our Status As a REIT

         We believe that we qualify for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. If we qualify as a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. We also are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold some of our assets through partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

         If we fail to qualify as a REIT for federal income tax purposes, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes. This likely would have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

         Even if we qualify as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, if we have net income from "prohibited transactions," that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have recently undertaken a significant number of asset sales, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. In addition, any net taxable income earned directly by some of our affiliates, including Carr Real Estate Services, Inc. and CarrAmerica Development, Inc., is subject to federal and state corporate income tax. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

         Prior to December 31, 2000, a REIT could not own securities in any one issuer if the value of those securities exceeded 5% of the value of the REIT's total assets or the securities owned by the REIT represented more than 10% of the issuer's outstanding voting securities. As a result of the REIT Modernization Act, after December 31, 2000, the 5% value test and the 10% voting security test were modified in two respects. First, the 10% voting securities test was expanded so that REITs also are prohibited from owning more than 10% of the value of the outstanding securities of any one issuer. Second, an exception to these tests allows a REIT to own securities of a subsidiary that exceed the 5% value test and the new 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary." Under a new asset test, for taxable years beginning after December 31, 2000, we are not able to own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of our total assets.

         Several provisions of the new law ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT, the REIT's tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

         We currently own more than 10% of the total value of the outstanding securities of HQ Global, Carr Real Estate Services, Inc. and CarrAmerica Development. These entities have elected to be taxable REIT subsidiaries.

Item 2.  PROPERTIES

                                    General

         As of December 31, 2000, we owned interests (consisting of whole or partial ownership interests) in 283 operating properties located in 13 markets across the United States. As of December 31, 2000, we owned fee simple title or leasehold interest in 250 operating properties, controlling partial interests in two operating properties and non-controlling partial interests of 15% to 50% in 31 operating properties. In addition, as of December 31, 2000, we owned (either directly or through CarrAmerica Development) six properties under development. Except as we disclose in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", we have no immediate plans to renovate our operating properties other than for routine capital maintenance. We believe our properties are adequately covered by insurance. We believe that, as a result of our national operating system, market research capabilities, access to capital and experience as an owner, operator and developer of properties, we will continue to be able to identify and consummate acquisition and development opportunities and to operate our portfolio more effectively than competitors without such capabilities. We compete in many of our markets with other real estate operators, some of which may have been active in those markets for a longer period of time than we have.

         The following table sets forth information about each operating property in which we own an interest as of December 31, 2000.


                                                      Net                       Total         Average
                                                    Rentable                  Annualized     Base Rent
                                         # of       Area in      Percent      Base Rent/3/    /Leased
             Property                 Buildings   Sq. Feet/1/    Leased/2/  (in thousands)  Sq. Feet/4/ Significant Tenants/5/
----------------------------------    ----------  ------------   --------   --------------  ----------  ------------------------
Consolidated Properties

EASTERN REGION
--------------
Downtown Washington, D.C.:
    International Square                       3   1,014,556        100.0%    $     33,736    $33.25   International Monetary Fund
                                                                                                       (49%)
    900 19th Street                            1     101,215        100.0%           3,252     32.14   America's Community Bankers
                                                                                                       (30%), Stone & Webster (13%),
                                                                                                       Korn/Ferry International
                                                                                                       (12%), Lucent Technologies
                                                                                                       (11%)
    2550 M Street                              1     187,931         96.8%           7,800     42.89   Patton & Boggs (96%)
    1730 Pennsylvania Avenue/6/                1     229,377        100.0%           8,181     35.67   Federal Deposit Insurance Co.
                                                                                                       (47%), King & Spalding (39%)
    1255 23rd Street/7/                        1     306,126         99.3%           8,573     28.20   Chronicle of Higher Education
                                                                                                       (29%), William M. Mercer,
                                                                                                       Inc. (22%)
    1747 Pennsylvania Avenue                   1     152,104         99.8%           4,843     31.89   Legg Mason Wood Walker,
                                                                                                       Inc. (29%)
    1775 Pennsylvania Avenue                   1     143,981         97.5%           4,065     28.95   Citicorp Savings of
                                                                                                       Washington, DC (89%)
Suburban Washington, D.C.:
    One Rock Spring Plaza/6/                   1     205,721         98.4%           5,393     26.63   Caterair International (22%),
                                                                                                       Sybase, Inc. (19%)
    Sunrise Corporate Center                   3     260,253         99.2%           6,082     23.57   Software AG of North America
                                                                                                       (81%)
    Reston Crossing East & West                2     327,788        100.0%           5,736     17.50   Nextel Communications, Inc.
                                                                                                       (100%)
    Atlanta, GA:
    Glenridge                                  1      64,219         91.9%           1,149     19.48   digitalinsurance.com (15%),
                                                                                                       Communication Trends, Inc.
                                                                                                       (11%)
    Century Springs West                       1      95,055         83.1%           1,498     18.97   No tenant occupies 10%
    Holcomb Place                              1      72,889        100.0%           1,277     17.52   Intercept Group, Inc. (47%),
                                                                                                       Hitachi Telecom (USA), Inc.
                                                                                                       (20%), Progeni Corporation
                                                                                                       (13%)
    Midori                                     1      99,691        100.0%           2,113     21.20   National Consumer Services
                                                                                                       (66%), United Parcel Service
                                                                                                       (21%)
    Parkwood                                   1     150,270         98.5%           2,893     19.54   Onesource (22%), Corecommerce
                                                                                                       (11%)
    Lakewood                                   1      80,483        100.0%           1,429     17.75   Paychex, Inc. (28%), Morrison
                                                                                                       Health Care, Inc. (25%), The
                                                                                                       Mulling Group (25%), Hickson
                                                                                                       (USA) Corp. (17%)
    The Summit                                 1     179,085        100.0%           3,202     17.88   Unisys Corporation (86%), CSC
                                                                                                       Continuum, Inc. (14%)
    Spalding Ridge                             1     128,233         99.3%           2,581     20.28   IT Corporation (57%), Federal
                                                                                                       Deposit Insurance Co. (10%)
    2400 Lake Park Drive                       1     100,918         78.6%           1,347     16.99   United Healthcare Services,
                                                                                                       Inc. (29%), GSA (17%)
    680 Engineering Drive                      1      62,154        100.0%             613     9.86    EMS Technologies Inc. (67%),
                                                                                                       Enreve Corporation (22%),
                                                                                                       Loral Aerospace Corporation
                                                                                                       (11%)
    Embassy Row                                3     464,895         92.6%           7,890     18.32   Ceridian Corporation (24%),
                                                                                                       Cabot Corporation (10%)
    Embassy 100, 500                           2     190,470        100.0%           4,112     21.59   Art Institute of Atlanta,
                                                                                                       Inc. (60%), Edutrek
                                                                                                       International, Inc. (40%)
    Waterford Centre                           1      82,344         97.4%           1,534     19.12   Dateq Information Network
                                                                                                       Inc. (21%), VCG, Inc. (18%),
                                                                                                       Arkwright Mutual Insurance
                                                                                                       (15%)
                                        --------  ----------       ------
       Southeast Region Subtotal              31   4,699,758         97.6%

PACIFIC REGION
--------------
Southern California:  Orange County/
  Los Angeles
    Scenic Business Park                       4     140,812         98.1%           2,206     15.97  Talbert Medical Group (20%),
                                                                                                      Miles, Wright, Finely & Zak
                                                                                                      (18%), Terayon Communications
                                                                                                      (17%), Coast Community College
                                                                                                      (13%)
    Harbor Corporate Park                      4     151,924         96.1%           2,734     18.73  Clayton Environmental (10%)
    Plaza PacifiCare                           1     104,377        100.0%           1,019     9.76   Pacificare Health Systems Inc.
                                                                                                      (100%)
    Katella                                    1      80,609         97.2%           1,337     17.06  Friendly Hills Healthcare
                                                                                                      (19%)

                                                     Net                     Total       Average
                                                   Rentable               Annualized    Base Rent
                                         # of      Area in     Percent   Base Rent/3/    /Leased
             Property                 Buildings  Sq. Feet/1/  Leased/2/ (in thousands) Sq. Feet/4/      Significant Tenants/5/
-----------------------------------   ----------  ----------  ---------  -------------  ---------   -------------------------------
    Warner Center                             12     344,147      98.2%          7,987     23.64    El Camino Resources, Inc. (25%),
                                                                                                    General Services Administration
                                                                                                    (17%)
    South Coast Executive Center               2     161,692     100.0%          3,784     23.40    State Comp. Insurance Fund (33%)
    Warner Premier                             1      61,553      66.3%            952     23.34    RSL Com, USA (27%), Charles
                                                                                                    Schwab (12%)
    Von Karman                                 1     104,138     100.0%          2,552     24.51    Vision Solutions, Inc. (41%),
                                                                                                    Fidelity National Title Ins.
                                                                                                    (26%), Taco Bell Corporation
                                                                                                    (18%)
    2600 W. Olive                              1     144,831     100.0%          3,685     25.44    Walt Disney Company (89%)
    Bay Technology Center                      2     107,481     100.0%          1,629     15.16    Amresco Residential Mortgage
                                                                                                    (57%), Aqcess Technologies, Inc.
                                                                                                    (43%)
    Pacific Corporate Plaza 1, 2, 3            3     125,298     100.0%          2,138     11.70    Zland, Inc. (53%), Covenant Care
                                                                                                    California, Inc. (16%)
    Alton Deere Plaza                          6     182,183      82.1%          2,835     18.96    Nextlink California (34%)
    Westlake Spectrum                          2     108,084     100.0%          2,000     19.96    Pinkerton's Inc. (63%), Coyote
                                                                                                    Network Systems, Inc. (21%),
                                                                                                    Insweb Corporation (16%)

Southern California,
San Diego:
    Del Mar Corporate Plaza                    2     123,142     100.0%          3,293     26.74    Stellcom, Inc. (79%), Peregrine
                                                                                                    Systems, Inc. (21%)
    Wateridge Pavilion                         1      62,194      84.5%            938     17.84    Infogation (25%), Platinum
                                                                                                    Solutions, Inc. (19%), Wateridge
                                                                                                    Insurance Service (18%), TCS
                                                                                                    Mortgage, Inc. (14%)
    Towne Center Technology Park 1, 2, 3       3     182,120     100.0%          3,064     16.82    Gateway, Inc. (100%)
    Lightspan                                  1      64,800     100.0%          1,182     18.24    Lightspan Partnership, Inc.
                                                                                                    (100%)
    La Jolla Spectrum                          1      79,759     100.0%          2,465     30.90    Novartis Agricultural Discover
                                                                                                    (100%)
    Palomar Oaks Technology Park               6     170,358     100.0%          2,102     12.34    Unifet, Inc. (23%), Excalibur
                                                                                                    Technologies Corp. (18%), Torrey
                                                                                                    Pines Research, Inc. (13%),
                                                                                                    Pacific Analytical, Inc. (11%)
    Jaycor                                     1     105,358     100.0%#         1,896     18.00    Gateway, Inc. (100%)
    Highlands Corporate Center                 5     205,085      99.0%          6,044     29.77    Brobeck, Phleger & Harrison
                                                                                                    (14%), Genesis Communications
                                                                                                    (12%)
Northern California,
San Francisco Bay Area:
    CarrAmerica Corporate Center               6   1,001,976      99.8%         18,773     18.77    AT&T (47%), Peoplesoft (32%),
                                                                                                    Pacific Bell Mobile Services
                                                                                                    (17%)
    Valley Business Park I                     2      61,600     100.0%          1,102     17.88    Leybold Inficon, Inc. (38%),
                                                                                                    Informative Inc. (19%),
                                                                                                    Millipore, Inc. (19%), Acer
                                                                                                    Labs, Inc. USA (17%)
    Bayshore Centre 2                          1      94,874     100.0%          1,879     19.80    Redback Networks, Inc. (100%)
    Rincon Centre                              3     201,178     100.0%          3,254     16.17    Toshiba america Electronic
                                                                                                    (31%), Propel Software
                                                                                                    Corporation (44%), Future
                                                                                                    Electronics Corp. (19%)
    Valley Centre II                           4     212,082     100.0%          3,617     17.06    Boston Scientific (100%)
    Valley Office Centre                       2      68,881     100.0%          2,165     31.43    Bank of America (21%), Quadrep,
                                                                                                    Inc. (13%)
    Valley Centre                              2     102,291     100.0%          1,928     18.84    Seagate Technology (40%),
                                                                                                    Numberical Technologies, Inc.
                                                                                                    (38%), Vivace Networks (22%)
    Valley Business Park II                    6     166,928     100.0%          3,228     19.34    Pericom Semiconductor Corp.
                                                                                                    (40%)
    Rio Robles                                 7     368,178     100.0%          5,660     15.37    Fujitsu Microlectronics (41%),
                                                                                                    KLA Instruments Corporation
                                                                                                    (36%), NEC Systems, Inc. (23%)
    3745 North First Street                    1      67,582     100.0%            973     14.40    Comdisco, Inc. (100%)
    Baytech Business Park                      4     300,000     100.0%          5,181     17.27    Schlumberger Technologies (34%),
                                                                                                    Caspian Networks (25%), Rapid 5
                                                                                                    Networks, Inc. (13%)
    3571 North First Street                    1     116,000     100.0%          1,357     11.70    Sun Microsystems, Inc. (100%)
    San Mateo Center I                         1      70,000     100.0%          2,604     37.20    Franklin Resources (100%)
    Oakmead West Land A-G                      7     425,981     100.0%          9,457     22.20    Applied Materials Inc. (100%)
    San Mateo II & III                         2     141,404     100.0%          5,684     40.20    Franklin Resources (34%),
                                                                                                    Women.com Networks (31%)

                                                           Net                     Total           Average
                                                           Rentable                Annualized     Base Rent
                                                 # of      Area in    Percent      Base Rent/3/    /Leased
             Property                         Buildings  Sq. Feet/1/  Leased/2/  (in thousands)  Sq. Feet/4/  Significant Tenants/5/
----------------------------------            ---------  -----------  ---------  --------------  -----------  ----------------------
    Hacienda West                                    2       206,992      99.3%          5,599     27.23      Sun Microsystems, Inc.
                                                                                                              (13%), Paychex, Inc.
                                                                                                              (12%)
    Sunnyvale Technology Center                      5       165,520     100.0%          3,320     13.77      Lattice Semiconductor
                                                                                                              Corp. (51%), BMC
                                                                                                              Software (25%),
                                                                                                              Metelics Corporation
                                                                                                              (12%), Nokia Internet
                                                                                                              Comm., Inc. (12%)
    Clarify Corporate Center 1, 2, 3, 4              4       258,048     100.0%          6,482     25.12      Nortel Networks, Inc.
                                                                                                              (100%)
    Valley Technology Center 1, 2, 3, 4 & 5          7       460,590     100.0%         10,703     23.24      Lattice Semiconductor
                                                                                                              Corp. (29%), TSMC
                                                                                                              North America, Inc.
                                                                                                              (24%), Navisite, Inc.
                                                                                                              (14%)
    Golden Gateway Commons                           3       273,327      98.6%          8,068     29.94      Sharper Image
                                                                                                              Corporation (21%), ABM
                                                                                                              Industries, Inc. (11%)
    Techmart Commerce Center                         1       265,979     100.0%         10,256     38.56      Network Conference
                                                                                                              Co., Inc. (14%)
    Freemont Technology Park 1, 2, 3                 3       139,304     100.0%          2,469     17.73      Applied Fiber Optics,
                                                                                                              Inc. (39%), Flash
                                                                                                              Electronics, Inc.
                                                                                                              (32%), Bandwidth
                                                                                                              Unlimited, Inc. (29%)
Portland, OR:
    Sunset Corporate Park                            3       132,531      97.9%          1,054      8.12      First Insight
                                                                                                              Corporation (34%),
                                                                                                              Volkswagon Corporation
                                                                                                              (34%), Mindfinders
                                                                                                              Inc. (17%)
  Rock Creek Corp Center                             1     142,662     100.0%            431      3.02        Corillian Corporation
                                                                                                              (86%), University of
                                                                                                              Phoenix (14%)
Seattle, WA:
    Redmond                                         10       396,497     100.0%          5,453     13.75      Avaya, Inc. (21%),
                                                                                                              Cardiac Pacemakers
                                                                                                              Inc. (20%), Genetic
                                                                                                              Systems (14%)
    Redmond Hilltop B & C                            2        90,880     100.0%          1,370     15.07      Concur Technologies
                                                                                                              (90%)
    Canyon Park                                      6       316,978      96.4%          3,656     11.97      Icos Corporation
                                                                                                              (28%), Targeted
                                                                                                              Genetics Corporation
                                                                                                              (24%), Federal Express
                                                                                                              Corporation (10%)
    Willow Creek                                     1        96,179     100.0%            981     10.20      Data I/.O Corporation
                                                                                                              (100%)
    Willow Creek Corp. Center 1, 2, 3, 4, 5, 6       6       329,009     100.0%          5,089     15.47      Safeco Insurance Co.
                                                                                                              of America (52%),
                                                                                                              Metawave
                                                                                                              Communications Co.
                                                                                                              (29%), Nextlink Comm
                                                                                                              unications, Inc. (13%)
    Canyon Park Commons 1, 2, 4                      3       176,846     100.0%          2,251     12.73      Washington Mutual Bank
                                                                                                              (62%), AT&T Corp.
                                                                                                              (38%)
    Canyon Park Commons                              1        95,290     100.0%          1,342     14.08      Safeco Insurance Co.
                                                                                                              (100%)
                                                  ----     ---------     -----
       Pacific Region Subtotal                     167     9,755,532      98.9%

CENTRAL REGION
--------------
Austin, TX:
    City View Centre                                 3       136,183     100.0%          2,506     18.40      Holt, Reinhart &
                                                                                                              Winston, Inc. (76%),
                                                                                                              Confiniti (16%)
    City View Center                                 1       128,716     100.0%          2,073     16.10      Broadwing
                                                                                                              Telecommunication
                                                                                                              (100%)
    Tower of the Hills                               2       166,149      99.7%          2,922     17.65      Texas Gauaranteed
                                                                                                              Student Loan (70%)
Chicago, IL:
    Parkway North I                                  1       249,314      87.8%          3,386     15.46      Alliant Foodservice,
                                                                                                              Inc. (53%), Toshiba
                                                                                                              America Electronics
                                                                                                              (10%)
    Unisys                                           2       364,115      89.8%          4,930     15.07      PNC Mortgage Corp. of
                                                                                                              America (24%), Hub
                                                                                                              Group, Inc. (11%)
    The Crossings                                    2       296,230      91.7%          4,880     17.96      Allstate Insurance
                                                                                                              Company (14%)
    Bannockburn I & II                               2       209,582      97.8%          3,248     15.85      IMC Global, Inc.
                                                                                                              (39%), Parexel (21%)
    Bannockburn IV                                   1       108,469      96.0%          1,655     15.90      Open Text, Inc. (35%),
                                                                                                              Abbott Laboratories
                                                                                                              (13%), New York Life
                                                                                                              Insurance Co. (10%)
Dallas, TX:
    Cedar Maple Plaza                                3       112,682      78.9%          1,773     19.95      No tenant occupies 10%
    Quorum North                                     1       116,084      92.9%          2,070     19.20      Digital Madtrix
                                                                                                              Systems, Inc. (20%),
                                                                                                              HQ Dallas Quorum North
                                                                                                              (17%)
    Quorum Place                                     1       178,296      97.1%          3,241     18.72      VHA Southwest, Inc.
                                                                                                              (22%), Objectspace,
                                                                                                              Inc. (11%)

                                                     Net                       Total      Average
                                                  Rentable                 Annualized    Base Rent
                                         # of      Area in     Percent    Base Rent/3/    /Leased
             Property                 Buildings  Sq. Feet/1/  Leased/2/  (in thousands) Sq. Feet/4/     Significant Tenants/5/
----------------------------------    ---------- ----------   --------   -------------- -----------  ----------------------------
    Tollway Plaza 1, 2                         2    359,903     99.4%             8,458       23.64  Sun Microsystems, Inc. (27%),
                                                                                                     American Relocation Mgmt.
                                                                                                     (10%), Omnioffices, Inc. (10%)
    Two Mission Park                           1     78,046    100.0%             1,332       17.06  Macromedia, Inc. (32%), Bland,
                                                                                                     Garvey & Taylor, Inc. (17%)
    Commons @ Las Colinas 1, 3                 2    604,234    100.0%             9,810       16.24  Nokia, Inc. (100%)
    5000 Quorum                                1    161,823     97.2%             3,087       19.63  Case Corporation (11%)
                                      ----------  ---------    -----
       Central Region Subtotal                25  3,269,826     95.6%

MOUNTAIN REGION
---------------
Denver, CO:
    Harlequin Plaza                            2    329,210     90.2%             5,148       17.33  Travelers Insurance Co. (24%),
                                                                                                     Bellco First Federal Credit
                                                                                                     (13%), Regis University (11%)
    Quebec Court I                             1    130,000    100.0%             2,144       16.50  Time Warner Communications
                                                                                                     (100%)
    Quebec Court II                            1    157,294    100.0%             2,187       13.90  Tele-Communications, Inc.
                                                                                                     (100%)
    Quebec Centre                              3    106,865     83.9%             1,551       17.29  Walberg & Dagner, P.C. (11%)
Phoenix, AZ:
    Camelback Lakes                            2    201,373     99.9%             4,114       20.44  Chancellor Media of L.A. (38%),
                                                                                                     Humana Health Plan, Inc. (14%),
                                                                                                     American Founders Life Ins.
                                                                                                     (10%), Compass Bank (10%)
    Pointe Corridor                            1    178,114     68.7%             2,268       18.53  Compasslearning, Inc. (20%),
                                                                                                     Benesight (12%)
    Four Gateway                               1    136,817     98.5%             2,953       21.92  Eclipsys Corporation (29%),
                                                                                                     Options Health Care, Inc. (26%)
    Highland Park                              1     78,970     88.5%             1,489       21.30  Springstreet (14%)
    The Grove @ Black Canyon                   1    104,571     95.9%             1,979       19.73  Cigna Healthcare of Arizona
                                                                                                     (81%)
    Qwest Communications                       4    532,506    100.0%             9,144       17.17  Qwest Communications (100%)
    Concord Place                              1    133,555     73.3%             2,273       23.24  Peacock Hislop, Staley & Given
                                                                                                     (16%)
Salt Lake City, UT:
    Sorenson Research Park                     5    283,076     93.4%             3,193       12.07  Convergys Customer Mgmt. (46%),
                                                                                                     Intel Corporation (15%), ITT
                                                                                                     Educational Services, Inc.
                                                                                                     (15%)
    Wasatch Corporate Center                   3    178,231    100.0%             2,185       12.26  Advata Bank Corporation (28%),
                                                                                                     Achieveglobal, Inc. (23%),
                                                                                                     Fonix Corporation (14%),
                                                                                                     Tenfold Corporation (14%),
                                                                                                     Musician's Friend, Inc. (12%)
    Wasatch Corporate Center 17, 18            2    121,654    100.0%             1,784       14.67  Ebay, Inc. (59%), Citrix
                                                                                                     Systems (21%), Western
                                                                                                     Aggregates, Inc. (15%)
    Sorenson X                                 1     41,288    100.0%               763       18.49  Electronic Data Systems (73%)
                                        -------- ----------  -------          ---------
       Mountain Region Subtotal               29  2,713,524     93.6%

       Total Consolidated Properties         252 20,438,640                     409,073
         Weighted Average                                       97.4%                         20.54

Unconsolidated Properties
-------------------------
Washington, D.C.:
    1919 Pennsylvania/8/                       1    263,931     98.3%             8,709       36.61  Allied Capital Corporation
                                                                                                     (21%), Cole, Raywid &
                                                                                                     Braverman, LLP (15%)
    Bond Building/9/                           1    242,787     98.4%             2,181       27.23  General Services
                                                                                                     Administration (97%)
    1717 Pennsylvania Avenue/10/               1    184,446    100.0%             6,732       36.50  MCI Telecommunications Corp.
                                                                                                     (57%)
    Booz-Allen & Hamilton Building/11/         1    222,989    100.0%             3,604       16.16  Booz, Allen & Hamilton, Inc.
                                                                                                     (100%)

Portland, OR:
    GM Call Center/12/                         1    103,279    100.0%             1,232       11.93  GM Call Center (100%)

Chicago, IL:
    Parkway North/13/                          5    653,914    100.0%            10,667       17.51  Fujisawa USA, Inc. (20%),
                                                                                                     Associates Commerce Solutions
                                                                                                     (19%), Shand Morahan & Company
                                                                                                     (11%)

Dallas, TX:
    Royal Ridge/13/                            3    370,997     99.0%             6,155       16.59  Capital One Services, Inc.
                                                                                                     (43%), GTE North, Inc. (39%),
                                                                                                     Cendant Operations, Inc. (11%)

Austin, TX:
    Riata/13/                                 13    905,673    100.0%            16,337       16.53  Janus Capital Corporation
                                                                                                     (35%), Electronic Data Systems
                                                                                                     (29%), Pervasive Software, Inc.
                                                                                                     (10%)

Denver, CO:
    Panorama/13/                               5    527,200     96.7%             9,715       19.05  Charles Schwab & Co., Inc.
                                                                                                     (26%), AT&T Corporation (16%),
                                                                                                     ICG Equipment, Inc. (11%)
                                        -------- ----------                   ---------
       Total Unconsolidated Properties        31  3,475,216                      65,332
                                        ======== ==========                   =========
         Weighted Average                                       99.1%                         20.26
                                                                                            =======
       Total All Operating Properties:       283 23,913,856                   $ 474,405
                                        ======== ==========                   =========
         Weighted Average                                       97.7%                        $20.49
                                                                                            =======

   /1/ Includes office and retail space but excludes storage.
   /2/ Includes spaces for leases that have ben executed and have commenced as of December 31, 2000.
   /3/ Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i)percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.
   /4/ Calculated as total annualized base rent divided by net rentable area leased.
   /5/ Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
   /6/ We own the improvements on the property and have a leasehold interest in all the underlying land.
   /7/ We hold a general and limited partner interest in a partnership that owns the property.
   /8/ We own 49% through a partnership.
   /9/ We own 15% through a partnership.
  /10/ We own 50% through a limited liability company.
  /11/ We own 50% through a joint venture.
  /12/ We own 16% through a joint venture.
  /13/ We own 35% through a joint venture.

               Occupancy, Average Rentals and Lease Expirations

     As of December 31, 2000, 97.4% of our aggregate net rentable square footage in 252 consolidated operating properties was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past five years for the consolidated operating properties:

                                                                          Average
                                                   Percent              Annualized              Number of
                                                  Leased at             Rent/Leased            Consolidated
              December 31,                        Year End               Sq. Ft./1/             Properties
              ----------------------------    ----------------     -------------------    --------------------
              2000                                    97.4%                   $23.77                     252
              1999                                    97.4%                    21.66                     271
              1998                                    96.7%                    20.46                     292
              1997                                    95.9%                    19.38                     243
              1996                                    93.6%                    19.37                     159

              /1/ Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in buildings under lease at year end.



The following table is a schedule of our lease expirations for leases in place as of December 31, 2000 for the next ten years for the 252 consolidated operating properties, assuming no tenants exercise renewal options:


                                      Net Rentable              Annual Base                Percent of Total
                 Year of              Area Subject               Rent Under                Annual Base Rent
                  Lease               to Expiring                 Expiring                  Represented by
                Expiration          Leases (sq. ft.)           Leases (000's)              Expiring Leases
              --------------    ---------------------     ---------------------     ---------------------------
                   2001                     1,618,000                   $31,245                             7.6%
                   2002                     2,460,000                    50,427                            12.4%
                   2003                     2,899,000                    56,998                            13.9%
                   2004                     2,972,000                    65,919                            16.1%
                   2005                     2,406,000                    49,158                            12.0%
                   2006                     1,569,000                    32,263                             7.9%
                   2007                     1,613,000                    32,439                             7.9%
                   2008                     1,429,000                    31,752                             7.8%
                   2009                     1,444,000                    27,412                             6.7%
                   2010                       659,000                    12,473                             3.1%
                   2011 and
                     thereafter               846,000                    18,984                             4.6%



                               Mortgage Financing

     As of December 31, 2000, some of our consolidated operating properties were subject to fixed rate mortgage indebtedness. The total of these mortgages was $560 million. Our fixed rate mortgage debt as of December 31, 2000 bore an effective weighted average interest rate of 8.09% and a weighted average maturity of seven years (assuming loans callable before maturity are called as early as possible). The following table details information regarding the existing mortgage indebtedness for the consolidated operating properties as of December 31, 2000.

                                                                                                              Estimated
                                                                                                             Balance Due
                                              Interest       Principal        Maturity      Annual Debt      at Maturity
Property                                        Rate       Balance (000's)      Date      Service (000's)      (000's)
------------------------------------------   ------------ -----------------  ----------  -----------------   --------------
Bannockburn                                       9.52%          $ 17,714      8/31/01           $ 2,801        $ 17,049
Quorum North                                      8.27%             6,369     12/10/01               586           6,261

Valley Business Park II/3745 North 1st St.        8.25%            39,443     12/10/01             3,498          37,944

Sunnyvale Technology Center/Highland
 Corporate Center/Hacienda West                   8.90%            32,179       6/1/02             5,346          28,210
Jaycor                                            7.35%            11,611       2/1/03             1,520          10,115
Parkway North                                     6.92%            24,164      12/1/03             1,672          24,164/1/
Canyon Park Commons                               9.13%             5,196      12/1/04               714           4,072
Qwest Communications                              7.92%            19,883      12/1/05             4,201               -
Qwest Communications                              7.92%             5,606      12/1/05             1,337               -
Qwest Communications                              7.92%             8,476      12/1/05             2,005               -
Qwest Communications                              7.92%             8,476      12/1/05             2,005               -
Redmond East                                      8.38%            26,616       1/1/06             2,648          24,022/2/

Century Springs
West/Glenridge/Midori/Lakewood/Parkwood           7.20%            19,522       1/1/06             2,126          15,203/3/
Concord Place                                     7.35%             7,374       1/1/06               725           6,439
Wateridge Pavilion                                8.25%             3,368      11/1/06               338           2,918
Wasatch Corporate Center                          8.15%            12,269       1/2/07             1,220          10,576
2600 West Olive                                   6.75%            19,152       1/1/09             1,293          19,152
Palomar Oaks                                      8.85%             9,811       4/1/09             1,025           7,922
1255 23rd St                                      8.12%            38,300       4/1/09             3,584          33,060
1730 Penn, I Square                               8.12%           183,700       4/1/09            17,190         158,569
South Coast                                       7.13%            15,000      6/10/09             1,178          12,660
Sorenson                                          7.75%             2,364       7/1/11               328               -
Sorenson                                          8.88%             1,572       5/1/17               182               -
1747 Penn                                         9.50%            14,418      7/10/17             1,730               -/4/
900 19th St/Pres. Plaza                           8.25%            15,711      7/15/19             1,656               -/5/
1775 Penn                                         7.63%            11,864       9/1/09             1,020          10,463

  Total                                           8.09%          $560,158                        $61,928
                                          =============    ==============                ===============



1.  Prepayable after 12/1/99 at the rates stated in the loan documents.
2.  Prepayable after 12/19/05 at the rates stated in the loan documents.
3.  Prepayable after January 2001 at the rates stated in the loan documents.
4. Note is callable by the lender after 6/30/02. The estimated principal balance will be $13,841,000 at that date.
5. Note is callable by the lender after 7/1/04. The estimated principal balance will be $14,177,000 at that date.

For additional information regarding our office properties and their operation, see "Item 1, Business."


Item 3.  LEGAL PROCEEDINGS

         We are currently involved in two separate lawsuits with two stockholders of HQ Global. The first lawsuit involves the conversion in September 1998 of approximately $111 million of debt previously loaned by us to HQ Global into stock of HQ Global. We, along with HQ Global, initiated this lawsuit asking the court to declare that the terms of the debt conversion were fair, after these two stockholders threatened to challenge the terms of the conversion. The stockholders had claimed that both the conversion price used and the methods by which the conversion price was agreed upon between HQ Global and us were not fair to HQ Global or these stockholders. Thereafter, the two stockholders filed their own counterclaims against HQ Global, the board of directors of HQ Global and us. The stockholders have asked the court to declare the conversion void, or in the alternative for compensatory and punitive damages. The second lawsuit involves claims filed by the two stockholders arising out of the June 2000 HQ Global/VANTAS merger transactions. In this lawsuit, the two stockholders have brought claims against HQ Global, the board of directors of HQ Global, and us. The two stockholders allege that, in connection with HQ Transactions, we breached our fiduciary duties to the two stockholders and breached a certain contract with the stockholders. The stockholders have asked the court to rescind the entire transaction, or in the alternative for compensatory and rescissory damages.

     Although we believe that the two stockholders' claims are without merit and that we will ultimately prevail in these actions, there can be no assurance that the court will not find in favor of these stockholders. However, even if the two stockholders were successful in their claims, we do not believe that this result would have a material adverse effect on our financial condition or results of operations.

     We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
         MATTERS

         Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CRE". As of December 31, 2000, there were 419 stockholders of record. The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape, and the dividends paid per share of common stock for each quarterly period for the past two years.


                 2000                       1Q            2Q            3Q            4Q        Full Year
                 -------------------------------------------------------------------------------------------
                 High                $        20.77         27.44         30.27         31.50         31.50

                 Low                          18.56         20.34         26.60         28.80         18.56

                 Dividend                    0.4625        0.4625        0.4625        0.4625          1.85

                 1999                          1Q            2Q            3Q            4Q        Full Year
                 -------------------------------------------------------------------------------------------

                 High                $        24.38         26.50         24.63         22.69         26.50

                 Low                          20.94         20.94         21.50         17.94         17.94

                 Dividend                    0.4625        0.4625        0.4625        0.4625          1.85


     In order to qualify as a REIT, we are required to make distributions (other than capital gain distributions) to our stockholders. The amount of these distributions must equal at least:

     i. the sum of (A) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and
          (B) 90% of the net income (after tax), if any, from foreclosure property,

          minus

     ii.  the sum of certain non-cash income items.

Our strategy is to distribute what we believe is a conservative percentage of our cash flow. This permits us to retain funds for capital improvements and other investments while funding our distributions.

     For federal income tax purposes, distributions may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder's basis in the shares of common stock and will not be taxable to the extent that the distribution equals or is less than the stockholder's basis in the stock. To the extent a distribution exceeds both current and accumulated earnings and profits and the stockholder's basis in the stock, that distribution will be treated as a gain from the sale or exchange
of that stockholder's shares.   Every year we notify stockholders of the
taxability of distributions paid during the preceding year.

     The following table sets forth the taxability of common stock distributions paid in 2000 and 1999:

                                           2000              1999
                                  -------------     -------------
          Ordinary income                    84%               78%
          Capital gain                       16%               22%



Item 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information. The financial and operating data has been extracted from our consolidated financial statements for each of the periods presented.

     The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes included elsewhere in this Annual Report on Form 10K:


(In thousands, except per share data)                                               Year Ended December 31,
                                                              -----------------------------------------------------------------
                                                                  2000        1999           1998          1997         1996
                                                              -----------------------------------------------------------------
Operating Data:
Real Estate Operating Revenue (from continuing
  operations):
  Rental revenue                                                $531,859     $498,849       $440,455      $325,502     $154,165
  Real estates service revenue                                    26,172       17,054         16,167        15,998       12,512

Consolidated Data:
  Income from continuing operations                              147,159      151,079/1/     119,979/1/     77,800       24,802/2/
  Income (loss) from discontinued operations                         456       (7,862)         6,518           940            -
  Gain on sale of discontinued operations, net of tax             31,852            -              -             -            -
  Dividends paid to common stockholders                          123,245      125,876        127,188        97,195       42,914

Per Share Data:
  Basic income from continuing operations                       $   1.69     $   1.71       $   1.23      $   1.21     $   0.90
  Diluted income from continuing operations                         1.65         1.71           1.23          1.21         0.90
  Income (loss) from discontinued operations - diluted              0.01        (0.12)          0.09          0.02            -
  Gain on sale of discontinued operations - diluted                 0.47            -              -             -            -
  Dividends paid to common shareholders                             1.85         1.85           1.85          1.75         1.75
  Weighted average shares outstanding - basic                     66,221       67,858         68,577        54,873       26,932
  Weighted average shares outstanding - diluted                   67,649       67,982         68,778        59,597       26,999

(In thousands)                                                            As of or for the Year Ended December 31,
                                                   -------------------------------------------------------------------------------
                                                         2000            1999          1998             1997            1996
                                                   -------------------------------------------------------------------------------
Balance Sheet Data:
  Real estate, before accumulated depreciation          $2,813,320    $3,067,822     $2,934,653       $2,384,668      $1,475,998
  Total assets                                           3,072,841     3,479,072      3,627,260        2,730,556       1,536,564
  Mortgages and notes payable                            1,211,158     1,603,371      1,610,859        1,025,145         655,449
  Minority interest                                         89,687        92,586         88,815           73,955          50,597
  Total stockholders' equity                             1,646,706     1,686,715      1,813,939        1,552,697         787,478
  Total common shares outstanding                           65,018        66,826         71,760           59,994          43,789

Other Data:
  Net cash provided by operating activities             $  173,536    $  175,002     $  239,752       $  133,077      $   82,300
  Net cash provided by (used by) investing activities      572,995        83,714       (985,321)        (998,733)       (876,947)
  Net cash (used by) provided by financing activities     (773,713)     (238,366)       757,760          861,864         813,067
  Funds from continuing operations before
    allocation to the unitholders/3/                       254,714       226,587/3/     211,094/3/       151,900          64,496/2/


/1/ Net income from continuing operations includes a non-recurring gain (loss) of $4.5 million and ($13.7) million related to a treasury lock agreement in 1999 and 1998, respectively.

/2/ Net income and funds from operations before allocation to unitholders includes a non-recurring deduction of approximately $2.3 million in 1996, related to the write-off of the unamortized purchase price of certain third party real estate service contracts that were terminated.

/3/ We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT. Along with cash flow from operating activities, financing activities and investing activities, funds from operations provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) computed in accordance with generally accepted accounting principles (GAAP), excluding gains or losses from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Our funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from us. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP and, as such, should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or our ability to make distributions.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years. The number of properties that we owned and were consolidated for the financial statements were 252 in 2000, 271 in 1999, and 292 in 1998. Comparison of the periods is also affected by development operations, which grew significantly during the periods presented.

         The discussion and analysis of operating results focuses on our segments as management believes that segment analysis provides the most effective means of understanding the business. Our reportable operating segments are real estate property operations and development operations. Other business activities and operations, which are not reported separately, are included in other operations. Executive office suites are presented as discontinued operations in our financial statements.

                             Results of Operations


Real Estate Property Operations

     Operating results and assets of real estate property operations are summarized as follows:



             ===================================================================================================
                                                         For the year ended                       Variance
                                                                                        ------------------------
             Real Estate Operations                        December 31,                     2000 vs.     1999 vs.
             ----------------------             ---------------------------------------
             (in millions)                       2000          1999         1998          1999          1998
                                               --------      --------     --------       -------       ------
             Operating revenue                 $  531.9      $  498.9     $  440.5       $  33.0       $ 58.4
             Segment expense                      170.0         167.2        149.7           2.8         17.5
             Interest expense                      49.2          50.5         46.8          (1.3)         3.7
             Other income, net                     14.5           8.9          8.2           5.6          0.7


                                                           As of  December 31,
                                               -------------------------------------
                                                   2000         1999         1998
                                                 --------     --------     --------
             Total assets                      $  2,711.9    $2,991.8     $2,809.4       $(279.9)      $182.4
             ===================================================================================================


     Real estate operating revenues increased $33.0 million (6.6%) in 2000 as compared to 1999. This increase resulted from development properties being placed in service, "same store" rental growth and higher occupancies. Same store rental revenues grew by approximately 7.2% (approximately $25.6 million). This increase was due primarily to an increase in average rental rates in properties in the San Francisco Bay area due to strong demand for office space. The average occupancy rate, when compared on a same store basis, was 97.2% in 2000 and 96.8% in 1999. These increases were partially offset by dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C. in August 2000.

     Real estate operating revenues increased $58.4 million (13.3%) in 1999 as compared to 1998. This increase resulted from development properties being placed in service, "same store" rental growth and higher occupancies. Same store rental revenues grew by approximately 5.4% (approximately $16.6 million). This increase was due primarily to an increase in average rental rates in properties in the San Francisco Bay area due to strong demand for office space. The average occupancy rate, when compared on a same store basis, was 96.3% in 1999 and 96.1% in 1998.

     Real estate operating expenses increased $2.8 million (1.7%) in 2000 as compared to 1999. This increase was due to development properties being placed in service and a slight increase in same store expenses. These increases were partially offset by dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C. in August 2000.

     Real estate operating expenses increased $17.5 million (11.7%) in 1999 compared to 1998. The increase in expenses was due primarily to development properties being placed in service. On a same store basis, operating expenses were $3.6 million higher in 1999 due principally to higher real estate taxes, costs incurred related to Year 2000 compliance and increased bad debt expense.

     Real estate interest expense decreased $1.3 million (2.6%) in 2000 as compared to 1999. This decrease was principally the result of retirement of certain mortgages. In 1999, we refinanced properties to increase leverage. As a result of this refinancing, real estate interest expense increased $3.7 million in 1999 from 1998.

     Real estate other income increased $5.6 million (62.9%) in 2000 as compared to 1999. This increase was primarily the result of equity in earnings of unconsolidated entities (excluding depreciation), primarily from the investment in Carr Office Park, L.L.C.

     The primary cause of the decrease in real estate assets from 1999 to 2000 was the contribution of $332.1 million of property to Carr Office Park, L.L.C. These assets are not included in our consolidated financial statements but we retain a 35% interest in them.

Development Operations

     Operating results and assets of development operations are summarized as follows:


             ===================================================================================================
                                                     For the year ended                        Variance
                                                                                     ---------------------------
             Development Operations                      December 31,                     2000 vs.     1999 vs.
             ----------------------         ---------------------------------------
             (in millions)                    2000           1999            1998          1999           1998
                                             -----          ------          ------        -------        -------
             Operating revenue               $10.6          $  6.6          $  4.4        $   4.0        $   2.2
             Segment expense                   4.5             4.6             3.1           (0.1)           1.5
             Interest expense                    -               -               -              -              -
             Other income, net                 0.2             0.2               -              -            0.2


                                                       As of  December 31,
                                            --------------------------------------
                                               2000          1999            1998
                                              -----         ------          ------
             Total assets                    $96.3          $220.1          $466.4        $(123.8)       $(246.3)
             =====================================================================================================

     Revenue from our development operations increased $4.0 million (60.6%) in 2000 as compared to 1999 and $2.2 million (50%) in 1999 as compared to 1998. These increases resulted primarily from our expanded operations in this area. In particular, in August 2000, we began providing services to Carr Office Park, L.L.C. and other joint ventures in connection with their development of new properties and, during 1999, we increased the number of development properties managed for unaffiliated companies.

     The expenses for our development operations decreased $0.1 million in 2000 as compared to 1999 and increased $1.5 million in 1999 as compared to 1998. The decrease in expenses in 2000 from 1999 was primarily due to lower salary expense from a temporary reduction in headcount. The increase in expenses from 1998 to 1999 was principally related to more development projects.

     Total development assets decreased $123.8 million in 2000 from $220.1 million in 1999. $76.9 million of this decrease was the result of our contribution of assets to Carr Office Park, L.L.C. and a higher portion of our development activity being for joint ventures. In 1998, total development assets were $466.4 million. The decline in assets from 1998 to 1999 was primarily the result of construction completions and properties placed in service. Our construction starts in 1999 were lower than in 1998.

Other Operations

     Operating results and assets of other operations are summarized as follows:


             ===================================================================================================

                                                     For the year ended                        Variance
                                                                                     ---------------------------
             Other Operations                            December 31,                     2000 vs.     1999 vs.
             ----------------              ----------------------------------------
             (in millions)                  2000             1999             1998         1999         1998
                                           ------            -----           ------       ------       ------
             Operating revenue             $ 15.5            $10.4           $ 11.8       $  5.1       $ (1.4)
             Segment expense                 41.6             34.3             29.3          7.3          5.0
             Interest expense                49.1             38.6             24.6         10.5         14.0
             Other income (expense), net     (3.5)            (3.2)            (0.3)        (0.3)        (2.9)


                                                     As of December 31,
                                           -----------------------------------------
                                            2000             1999              1998
                                           ------            -----            ------
             Total assets                  $264.6            $59.5           $153.9       $205.1       $(94.4)
             ==================================================================================================


     Revenues from our other operations increased $5.1 million (49.0%) in 2000 as compared to 1999 and decreased $1.4 million (11.9%) in 1999 as compared to 1998. The increase in 2000 resulted primarily from expansion of our operations in the area of managing rental properties for affiliates and others. In particular, in August 2000, we began providing leasing and management services
to Carr Office Park, L.L.C.   The decrease in 1999 as compared to 1998 was due
to reduced leasing fee revenue.

         Expenses of our other operations increased $7.3 million (21.3%) in 2000 as compared to 1999 and $5.0 million (17.1%) in 1999 as compared to 1998. The increase in 2000 was due primarily to our expanded property management operations discussed above and professional fees associated with Project Excellence, an internal process improvement effort, and other initiatives. The increase in 1999 was due primarily to professional fees associated with Project Excellence and the effects of Year 2000 compliance work.

         Interest expense for other operations is net of interest allocated to other segments, consisting primarily of interest capitalized on development projects at our average effective borrowing rate. Interest expense for our other operations increased $10.5 million (27.2%) in 2000 as compared to 1999 and $14.0 million (56.9%) in 1999 as compared to 1998. The increase in 2000 is due to a decrease in capitalized interest due primarily to a lower level of development activity. The increase in 1999 was primarily related to interest on an additional $150 million of senior unsecured notes outstanding during that year and additional borrowings on our unsecured credit line.

Depreciation and Amortization

         Depreciation and amortization increased $8.8 million (7.4%) in 2000 compared to 1999 and $18.9 million (18.7%) in 1999 compared to 1998. These increases were due primarily to acquisitions of property and transitions of property from construction in progress to operations, partially offset by property dispositions and joint venture activity.

Gain on Sale of Assets and Other Provisions, Net

         We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs. During 2000, we disposed of 16 properties (including one property in which we held an interest through an unconsolidated entity) and four parcels of land that were being held for development. We recognized a net gain of $24.1 million on these transactions, net of taxes of $5.6 million, including a net gain of $8.8 million relating to our share of gain on a sale of a property in which we held an interest through an unconsolidated entity.

         On August 17, 2000, we closed on a joint venture transaction with New York State Teachers' Retirement System ("NYSTRS"). At closing, we and some affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The joint venture encompasses five suburban office parks (including 26 rental properties and land held for development of additional properties) in four markets. We received approximately $249.6 million and a 35% interest in the joint venture in exchange for the properties contributed and recognized a gain on the partial sale of $20.1 million, net of taxes of $13.1 million.

         During 1999, we disposed of 63 properties and two parcels of land being held for development. We recognized a gain of $54.8 million net of District of Columbia franchise tax of $0.6 million. During 1998, we disposed of 13 properties and one parcel of land being held for development. We recognized a gain of $38.2 million, net of taxes of $9.5 million.

         Other provisions for 2000 includes an impairment loss of $7.9 million for land held for development that we decided to sell. For various reasons, we determined that we would not proceed with planned development of rental properties on certain of our land holdings and decided to market the land for sale. As a result, we evaluated the recoverability of the carrying amounts of the land. We determined that the carrying amounts would not be recovered from estimated net sale proceeds in certain cases and, in those cases, we recognized impairment losses.

Discontinued Operations

         Our income from discontinued operations of the executive suites business was $0.5 million in 2000 versus a loss of $7.9 million in 1999. Income increased primarily due to the lease up of development properties placed into operations. In 1998, the executive suites business had income of $6.5 million. The $14.4 million decrease in net income from 1998 to 1999 was principally due to start-up costs incurred in 1999 for new executive suites centers and costs incurred to integrate the various acquired operations.

On January 20, 2000, we, along with HQ Global Workplaces, Inc. (HQ Global), VANTAS Incorporated (VANTAS), and FrontLine Capital Group, entered into several agreements that contemplated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine Capital Group of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interests in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. On June 1, 2000, we consummated the transactions. We recognized an after tax gain of $31.9 million. Our investment in the merged entity at December 31, 2000 was $42.2 million and is accounted for using the cost method.

Consolidated Cash Flows

         Consolidated cash flow information is summarized as follows:

============================================================================================================
                                                           For the year ended                  Variance
                                                                                         -------------------
                                                              December 31,               2000 vs.    1999 vs.
                                                     --------------------------------
(in millions)                                        2000        1999         1998         1999        1998
                                                     ----        ----         ----         ----        ----
Cash provided by operating activities              $ 173.5      $ 175.0      $ 239.8      $  (1.5)  $  (64.8)
Cash provided by (used in) investing activities      573.0         83.7       (985.3)       489.3    1,069.0
Cash (used in) provided by financing activities     (773.7)      (238.4)       757.8       (535.3)    (996.2)
=============================================================================================================

1        Operations generated $173.5 million in 2000 compared to $175.0 million in 1999 and $239.8 million in 1998. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

         Our investing activities provided net cash of $573.0 million in 2000 and $83.7 million in 1999. We used net cash of $985.3 million in our investing activities in 1998. The increase in net cash provided by investing activities in 2000 is due to proceeds from the sale of discontinued operations and reduced property acquisition and development activity. The increase in net cash provided by investing activities in 1999 is due to higher net proceeds from sales of properties and substantially lower levels of property acquisitions.

         In 2000, we decreased our debt significantly, resulting in a use of cash for financing activities of $773.7 million. Net debt repayments during 2000 totaled $546.3 million versus $13.5 million in 1999. We also repurchased $90.2 million of our common stock in 2000. Our financing activities used net cash of $238.4 million in 1999 and provided net cash of $757.8 million in 1998. In 1998, we sold stock, generating proceeds of $296.5 million, borrowed a net of $323.0 million on our unsecured credit facilities, primarily to finance acquisitions and issued $350.0 million of senior unsecured notes. In 1999, we repurchased $109.8 million of our common stock, borrowed a net of $1.0 million on our unsecured credit facilities and did not issue any unsecured notes.

                         Liquidity and Capital Resources

         We seek to create and maintain a capital structure that will enable us to diversify our capital resources. This should allow us to obtain additional capital from a number of different sources. These sources could include additional equity offerings of common stock and/or preferred stock, public and private debt financings and possible asset dispositions. Our management believes that we will have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties and land and to pay for construction in progress.

         We have three investment grade ratings. As of December 31, 2000, Duff & Phelps Credit Rating Co. and Standard & Poors have assigned a BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody's Investor Service has assigned its Baa3 rating to our prospective senior unsecured debt offerings and its Ba2 rating to our prospective cumulative preferred stock offerings.

         Our total debt at December 31, 2000 was $1.2 billion. $176.0 million of the total debt (14.5%) bore a LIBOR-based floating rate. The weighted average interest rate on borrowings on our unsecured credit facility for 2000 was 7.32%. The interest rate of the unsecured credit facility is 70 basis points over 30-day LIBOR. Our fixed rate mortgage payable debt bore an effective weighted average interest rate of 8.09% at December 31, 2000. The weighted average term of this debt is seven years. At December 31, 2000, our debt represented 31.4% of our total market capitalization of $3.9 billion.

         We have a $450.0 million unsecured credit facility. As of December 31, 2000, $176.0 million was drawn on the credit facility, $3.7 million in letters of credit were outstanding and we had $270.3 million available for borrowing. This credit facility matures in August 2001 and we are in the process of negotiating the terms of renewal. Based on the progress of the negotiations, we expect that we will continue to have credit available to meet our needs on satisfactory terms.

         Rental revenue and real estate service revenue have been our principal sources of funds to pay our operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. We believe that our current sources of revenue will continue to provide the necessary funds for our operating expenses and debt service.

         We and our affiliates also require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects can be such things as large-scale renovations, routine capital expenditures, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions.

         We will require a substantial amount of capital for development projects currently underway and in the future. As of December 31, 2000, we had approximately 0.6 million square feet of office space in six development projects in progress. Our total expected investment on these projects is $94.7 million. Through December 31, 2000 we had invested $48.3 million or 51.0% of the total expected investment for these projects. As of December 31, 2000, we also had 1.2 million square feet of office space under construction in seven projects in which we own minority interests. These projects are expected to cost $255.7 million of which, our total investment is expected to be approximately $98.9 million. Through December 31, 2000, approximately $97.9 million or 38.3% of the total project costs had been expended. We have financed our investment in projects under construction at December 31, 2000, primarily from the proceeds of asset dispositions and borrowings under our credit facility. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects.

         Prior to the second quarter of 1998, we primarily met our capital requirements by accessing the public debt and equity markets. As a general matter, conditions in the public equity markets for most REITs have not been favorable since that time. In response to these unfavorable conditions, we have curtailed our acquisition program and satisfied our capital requirements through the disposition of selected assets, the refinancing of selected assets, prudent use of joint ventures to reduce our investment requirements and use of our credit facility.

         In the future, if the debt and equity markets are not favorable, if we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we believe that we would continue to have sufficient funds to pay our operating and debt service expenses and our regular quarterly dividends and to make necessary routine capital improvements with respect to our existing portfolio of operating assets. However, our ability to continue to fund all of our current development projects could be adversely affected. If we determine that it is in our best interest to continue to fund all of our current development projects, we may have to access either the public equity or debt markets at a time when those markets may not be the best source of capital for us.

         As of December 31, 2000, our portfolio of rental properties in Phoenix (exclusive of one property) and three parcels of land were under contracts for sale for purchase prices of $97.9 million and $5.3 million, respectively. The sale of the Phoenix portfolio closed on February 15, 2001, producing net proceeds of $85.2 million that will be used to fund development projects and meet other corporate needs. We recognized a gain of $2.7 million, net of tax of $1.7 million. We also repaid a $ 7.3 million mortgage on one of the properties sold.

         Our Board of Directors has authorized us to spend up to $225 million to repurchase our common shares. During 2000, we acquired approximately 3.2 million shares for $90.2 million, an average price of $28.41 per share.

         We pay dividends quarterly. Funds, which we accumulate for the distribution, are invested primarily in short-term investments collateralized by securities of the United States Government or one of its agencies.

Funds from Operations

         We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT. Based on our experience, funds from operations, along with information about cash flows from operating activities, investing activities and financing activities, provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

         * Net income (loss) - computed in accordance with generally accepted accounting principles (GAAP);
         * Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;
         * Plus depreciation and amortization of assets uniquely significant to the real estate industry;
         * Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

         Our funds from operations may not be comparable to funds from operations reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than us. We continue to exclude the gain (loss) on settlement of treasury locks for funds from operations. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions.

         The following table provides the calculation of our funds from operations for the years presented:

     (In thousands)                                                  2000             1999             1998
                                                                  ---------        ---------        --------
     Income from continuing operations before minority
       interest                                                   $ 163,308        $ 168,678        $ 136,051

     Adjustments to derive funds from operations:
       Add:
         Depreciation and amortization                              128,861          117,829           99,274
         (Gain) loss on settlement of treasury locks                      -           (4,489)          13,729
       Deduct:
         Minority interests' (non-Unitholders share of
           depreciation, amortization and net income)                (1,084)            (609)            (380)
         Gain on sale of assets and other provisions, net           (36,371)         (54,822)         (37,580)
                                                                  ---------        ---------        ---------
     Funds from operations before allocation to the minority
       unitholders                                                  254,714          226,587          211,094
     Less funds from operations allocable to the minority
       Unitholders                                                  (16,342)         (16,545)         (15,507)
                                                                  ---------        ---------        ---------
     Funds from operations allocable to CarrAmerica Realty
       Corporation                                                  238,372          210,042          195,587
     Less preferred stock dividends                                 (35,206)         (35,448)         (35,571)
                                                                  ---------        ---------        ---------
     Funds from operations attributable to common
       shareholders:                                              $ 203,166        $ 174,594        $ 160,016
                                                                  =========        =========        =========

         Changes in funds from operations are largely attributable to the effects of property acquisitions and dispositions and new developments as discussed above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Increases in interest rates, or the loss of benefits from any hedging agreements would increase our interest expense. These events would adversely affect cash flow. As of December 31, 2000, we had $176.0 million outstanding under our line of credit that bears a floating interest rate. In addition, we had $560.2 million of fixed rate mortgage debt. Our unsecured credit facilities mature in August 2001. The mortgage loans mature at various dates through 2019. We also have $475.0 million senior unsecured notes, which mature between 2004 and 2008.

         Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk associated with financial instruments and derivative and commodity instruments is the risk of loss from adverse changes in market prices or rates. We manage our risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. We may also use derivative financial instruments at times to limit market risk. Interest rate protection agreements may be used to convert floating rate debt to a fixed rate basis or to hedge anticipated financing transactions. We use derivative financial instruments only for hedging purposes, and not for speculation or trading purposes.

         If the market rates of interest on our variable rate debt change by 10% (or approximately 66 basis points), our interest expense would change by approximately $1.2 million. This assumes the amount outstanding under our variable rate credit facility remains at $176.0 million, our balance at December 31, 2000. The book value of our variable interest credit facility approximates market value at December 31, 2000.

         A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments. As fixed rate debt matures, and additional debt is incurred to fund the repayments of maturing facilities, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of the fixed rate mortgages and senior unsecured debt maturities at December 31, 2000 (in thousands):

                       2001                       $    78,483
                       2002                            44,435
                       2003                            49,980
                       2004                           171,352
                       2005                           118,439
                       2006 & thereafter              572,469
                                                  -----------

                                                  $ 1,035,158
                                                  ===========

         If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $18 million. The estimated fair market value of the fixed rate debt instruments and the senior unsecured notes at December 31, 2000 was $582.3 million and $468.7 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         This information is hereby incorporated by reference to the material appearing in Part I of this Annual Report on Form 10-K.

Item 11.      Executive Compensation

         This information is hereby incorporated by reference to the material appearing in the Notice of Annual Meeting of Stockholders ("Proxy Statement") to be held on May 3, 2001 under the caption "Executive Compensation."

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         This information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."

Item 13.      Certain Relationships and Related Transactions

         This information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Transactions."

                                    PART IV

Item 14.      Exhibits, Financial Statements Schedules, and Reports on Form 8-K

14(a)(1) Financial Statements

         Reference is made to the Index to Financial Statements and Schedule on page 43.

14(a)(2) Financial Statement Schedule

         Reference is made to the Index to Financial Statements and Schedule on page 43.

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

10.15 First Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).

10.16 Second Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).

10.17 Third Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998).

10.18 Fourth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999).

10.19 Fifth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company's 1999 Annual Report on Form 10-K).

10.20 Noncompetition and Restriction Agreement by and among The Oliver Carr Company, Oliver T. Carr, Jr., Carr Realty Corporation and Carr Realty, L.P. (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-11, No. 33-53626).

10.21 Consolidated, Amended and Restated Promissory Note dated March 19, 1999 from Carr Realty, L.P. to the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.21 of the Company's 1999 Annual Report on Form 10-K).

10.22 Consolidated, Amended and Restated Deed of Trust and Security Agreement dated March 19, 1999 by and among Carr Realty, L.P., William H. Norton, and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.22 of the Company's 1999 Annual Report on Form 10-K).

10.23 Stockholders Agreement, dated April 30, 1996 by and among Carr Realty Corporation, Carr Realty, L.P., Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.2 of Security Capital U.S. Realty's Schedule 13D dated April 30, 1996).

10.24 Registration Rights Agreement, dated April 30, 1996 by and among Carr Realty Corporation, Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.3 of Security Capital U.S. Realty's Schedule 13D dated April 30, 1996).

10.25 Fourth Amended and Restated Credit Agreement, dated August 27, 1998 by and among CarrAmerica Realty Corporation, Carr Realty, L.P., CarrAmerica Realty, L.P., Morgan Guaranty Trust Company of New York, Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., Wells Fargo Bank, National Association, Bank of America National Trust and Savings Association, and the other banks listed therein (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.26 Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., CarrAmerica Realty Corporation, VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report filed on Form 8-K filed February 3, 2000).

10.27 First Amendment to Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., the Company, VANTAS Incorporated and Reckson Services Industries, Inc., dated as of April 29, 2000 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.28 Second Amendment to Agreement and Plan of Merger by and among VANTAS Incorporated, FrontLine Capital Group, CarrAmerica Realty Corporation and HQ Global Workplaces, Inc. dated as of May 31, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report filed on Form 8-K filed June 16, 2000).

10.29 Stock Purchase Agreement between CarrAmerica Realty Corporation and Reckson Service Industries, Inc., dated as of January 20, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Current Report filed on Form 8-K filed February 3, 2000).

10.30 First Amendment to Stock Purchase Agreement between the Company and Reckson Service Industries, Inc., dated as of April 20, 2000 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.31 Stock Purchase agreement among CarrAmerica Realty Corporation, OmniOffices (UK) Limited, OmniOffices (Lux) 1929 Holding Company S.A., VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000 (incorporated by reference to Exhibit 10.4 to the Company's Current Report filed on Form 8-K filed February 3, 2000).

10.32 First Amendment to Stock Purchase Agreement among the Company, OmniOffices (UK) Limited, OmniOffices (Lux) 1929 Holding Company S.A., VANTAS Incorporated and Reckson Service Industries, Inc., dated as of April 29, 2000 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         2000).

10.33 Indemnification and Escrow Agreement by and among FrontLine Capital Group, CarrAmerica Realty Corporation and the other parties named therein dated as of June 1, 2000 (incorporated by reference to Exhibit
         10.2 to the Company's Current Report filed on Form 8-K filed June 16,
         2000).

10.34 Registration Rights Agreement, by and between FrontLine Capital Group and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Current Report filed on Form 8-K filed June 16, 2000).

10.35 Registration Rights Agreement by and between HQ Global Holdings, Inc. and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.4 to the Company's Current Report filed on Form 8-K filed June 16, 2000).

10.36 Stockholders Agreement among FrontLine Capital Group, HQ Global Workplaces, Inc. and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.5 to the Company's Current Report filed on Form 8-K filed June 16, 2000).

10.37 Amended and Restated Limited Liability Company Agreement Carr Office Park, L.L.C., dated as of August 15, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report filed on Form 8-K filed September 1, 2000).

10.38 Contribution and Purchase/Sale Agreement, dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.2 to the Company's Current Report filed on Form 8-K filed September 1, 2000).

10.39 Supplemental Agreement (Amending and Supplementing the Contribution Agreement and the LLC Agreement), dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.3 to the Company's Current Report filed on Form 8-K filed September 1, 2000).

10.40 Loan Agreement, dated as of April 18, 2000, by and among the Company, CarrAmerica Realty, L.P. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.41 Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Philip L. Hawkins, dated May 6, 1999, filed herewith.

10.42 Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Richard F. Katchuk, dated May 6, 1999, filed herewith.

10.43 Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Thomas A. Carr, dated May 6, 1999, filed herewith.

10.44 Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Karen B. Dorigan, dated February 6, 2001, filed herewith.

11.1 Statement regarding computation of per share earnings; reference is made to Notes to Financial Statements, Footnote 1(K).

12.1     Statement re: Computation of ratios

21.1     List of Subsidiaries.

23.1     Consent of KPMG LLP, dated March 28, 2001.

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

24.5     Power of Attorney of Timothy Howard.

24.6     Power of Attorney of Caroline S. McBride.

24.7     Power of Attorney of William D. Sanders.

24.8     Power of Attorney of Wesley S. Williams, Jr.

99.1 Letter Agreement, dated July 28, 2000, among the Company, Carr Realty. L.P. and Security Capital Group (incorporated by reference to Exhibit
         14.2 to Schedule 13D/A of SC-U.S. Realty filed on September 27, 2000).

99.2 Letter Agreement, dated July 28, 2000, by and among the Company, Carr Realty, L.P. Security Capital Holdings S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 12 to Schedule 13 D/A of SC-U.S. Realty filed on August 4, 2000).

14(b)    Reports on Form 8-K

         Form 8-K filed October 11, 2000, regarding letter agreement with Security Capital Group Inc.

         Form 8-K filed November 3, 2000, regarding Supplemental Financial and Operating Information of the Company as of November 3, 2000.

         Form 8-K filed November 7, 2000, regarding the Press Release of the Company dated November 6, 2000.

14(c)    Exhibits

         The list of exhibits filed with this report is set forth in response to
Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)    Financial Statements

         The financial statements required by this item are included in the list set forth in response to Item 14(a)(2).

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 28, 2001.

                                      CARRAMERICA REALTY CORPORATION
                                      a Maryland corporation

                                      By:  /s/ THOMAS A. CARR
                                           ------------------------
                                           Thomas A. Carr
                                           Chairman of the Board, President and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on March 15, 2001.

        Signature                          Title
        ---------                          -----

  /s/ THOMAS A. CARR                       Chairman of the Board, President,
  ----------------------------------
         Thomas A. Carr                    Chief Executive Officer and Director

  /s/ RICHARD F. KATCHUK                   Chief Financial Officer
  ----------------------------------
         Richard F. Katchuk

   /s/ STEPHEN E. RIFFEE                   Senior Vice President, Controller
  ----------------------------------
         Stephen E. Riffee                 and Treasurer

  *                                        Director
  ______________________________
         Ronald Blankenship

  *                                        Director
  ______________________________
         Andrew F. Brimmer

  *                                        Director
  ______________________________
         Oliver T. Carr, Jr.

  *                                        Director
  ______________________________
         A. James Clark

  *                                        Director
  ______________________________
         Timothy Howard

  *                                        Director
  ______________________________
         Caroline S. McBride

  *                                        Director
  ______________________________
         William D. Sanders

  *                                        Director
  -------------------------------
         Wesley S. Williams, Jr.


  *By:  RICHARD F. KATCHUK
        -------------------------
         Richard F. Katchuk
         Attorney-in-fact

                        CARRAMERICA REALTY CORPORATION
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

         The following Consolidated Financial Statements and Schedule of CarrAmerica Realty Corporation and Subsidiaries and the Independent Auditors' Report thereon are attached hereto:

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES


         Independent Auditors' Report.................................................................     44
         Consolidated Balance Sheets as of December 31, 2000 and 1999.................................     45
         Consolidated Statements of Operations for the Years Ended
                  December 31, 2000, 1999 and 1998....................................................     46
         Consolidated Statements of Stockholders' Equity for the Years Ended
                  December 31, 2000, 1999 and 1998....................................................     47
         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2000, 1999 and 1998....................................................     48
         Notes to Consolidated Financial Statements...................................................  49-65


FINANCIAL STATEMENT SCHEDULE

         Schedule III:  Real Estate and Accumulated Depreciation as of
                  December 31, 2000 for CarrAmerica Realty Corporation and Subsidiaries...............  66-69

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         Independent Auditors' Report


The Board of Directors and Stockholders
CarrAmerica Realty Corporation:

     We have audited the accompanying consolidated financial statements and the related financial statement schedule of CarrAmerica Realty Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Washington, D.C.
February 2, 2001, except as to note 13 which is as of February 15, 2001

                      CARRAMERICA REALTY CORPORATION AND
                SUBSIDIARIES Consolidated Balance Sheets as of
                          December 31, 2000 and 1999
-------------------------------------------------------------------------------

(In thousands, except for per share and share amounts)
                                                                                     2000              1999
                                                                                 -----------       -----------
Assets
------
Rental property:
      Land                                                                       $   644,326       $   674,390
      Buildings                                                                    1,836,214         2,082,533
      Tenant improvements                                                            325,936           304,983
      Furniture, fixtures and equipment                                                6,844             5,916
                                                                                 -----------       -----------
                                                                                   2,813,320         3,067,822
      Less: Accumulated depreciation                                                (381,260)         (323,455)
                                                                                 -----------       -----------
            Total rental property                                                  2,432,060         2,744,367

Land held for development or sale                                                     47,984           104,050
Construction in progress                                                              48,300           116,013
Cash and cash equivalents                                                             24,704            51,886
Restricted deposits                                                                   39,482            12,475
Accounts and notes receivable                                                         70,693            34,734
Investments in unconsolidated entities                                               269,193            67,143
Accrued straight-line rents                                                           54,960            47,764
Tenant leasing costs, net of accumulated amortization
      of $39,899 and $31,667 respectively                                             54,522            58,848
Deferred financing costs, net of accumulated amortization
      of $14,031 and $12,309, respectively                                            11,311            15,621
Prepaid expenses and other assets, net of accumulated amortization
      of $13,665 and $10,896, respectively                                            19,632            18,503
Net assets of discontinued operations                                                      -           207,668
                                                                                 -----------       -----------
                                                                                 $ 3,072,841       $ 3,479,072
                                                                                 ===========       ===========
Liabilities, Minority Interest and Stockholders' Equity
-------------------------------------------------------
Liabilities:
      Mortgages and notes payable                                                $ 1,211,158       $ 1,603,371
      Accounts payable and accrued expenses                                           96,147            68,643
      Rent received in advance and security deposits                                  29,143            27,757
                                                                                 -----------       -----------
            Total liabilities                                                      1,336,448         1,699,771

Minority interest                                                                     89,687            92,586

Stockholders' equity:
      Preferred Stock, $0.01 par value, authorized 35,000,000 shares:
        Series A Cumulative Convertible Redeemable Preferred Stock,
            480,000 and 680,000 shares issued and
            outstanding, respectively, with an aggregate liquidation
            preference of $12.0 million and $17.0 million, respectively                    5                 7
        Series B, C and D Cumulative Redeemable Preferred Stock,
            8,800,000 shares issued and outstanding with an
            aggregate liquidation preference of $400.0 million                            88                88
      Common Stock, $0.01 par value, authorized 180,000,000
        shares, issued and outstanding 65,017,623 and
        66,826,288 shares, respectively                                                  650               668
      Additional paid-in capital                                                   1,755,985         1,816,990
      Cumulative dividends in excess of net income                                  (110,022)         (131,038)
                                                                                 -----------       -----------
            Total stockholders' equity                                             1,646,706         1,686,715

Commitments and contingencies
                                                                                 -----------       -----------
                                                                                 $ 3,072,841       $ 3,479,072
                                                                                 ===========       ===========

See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Operations for the Years Ended December 31, 2000,
                                 1999 and 1998
--------------------------------------------------------------------------------

(In thousands, except per share amounts)
                                                                           2000           1999            1998
                                                                         ---------       ---------      ---------
Operating revenues:
     Rental revenue:
         Minimum base rent                                               $ 448,068       $ 422,440      $ 379,502
         Recoveries from tenants                                            64,344          58,426         46,947
         Parking and other tenant charges                                   19,447          17,983         14,006
                                                                         ---------       ---------      ---------
             Total rental revenue                                          531,859         498,849        440,455
     Real estate service income                                             26,172          17,054         16,167
                                                                         ---------       ---------      ---------
             Total operating revenues                                      558,031         515,903        456,622
                                                                         ---------       ---------      ---------
Operating expenses:
     Property expenses:
         Operating expenses                                                124,119         122,676        109,514
         Real estate taxes                                                  45,864          44,529         40,174
     Interest expense                                                       98,348          89,057         71,419
     General and administrative                                             46,189          38,894         32,356
     Depreciation and amortization                                         128,542         119,700        100,810
                                                                         ---------       ---------      ---------
             Total operating expenses                                      443,062         414,856        354,273
                                                                         ---------       ---------      ---------
             Real estate operating income                                  114,969         101,047        102,349
                                                                         ---------       ---------      ---------
Other income:
     Interest income                                                         4,372           3,936          3,989
     Equity in earnings of unconsolidated entities                           7,596           5,167          5,282
     Gain (loss) on treasury locks                                               -           4,489        (13,729)
                                                                         ---------       ---------      ---------
             Total other income                                             11,968          13,592         (4,458)
                                                                         ---------       ---------      ---------
             Income from continuing operations before income
              taxes, minority interest, and gain on sale of assets
               and other provisions, net                                   126,937         114,639         97,891

Income taxes                                                                     -            (783)             -
Minority interest                                                          (16,149)        (17,599)       (16,072)
Gain on sale of assets and other provisions, net                            36,371          54,822         38,160
                                                                         ---------       ---------      ---------

             Income from continuing operations                             147,159         151,079        119,979

Discontinued operations - Income (loss) from executive suite operations (net of applicable income tax expense (benefit)
     of $1,300, ($816) and $1,898, respectively)                               456          (7,862)         6,518
Discontinued operations - Gain on sale of discontinued
     operations (less applicable income tax expense of $21,131)             31,852               -              -
                                                                         ---------       ---------      ---------

             Net income                                                  $ 179,467       $ 143,217      $ 126,497
                                                                         =========       =========      =========
Basic net income per common share:
     Income from continuing operations                                   $    1.69       $    1.71      $    1.23
     Discontinued operations                                                  0.01           (0.12)          0.10
     Gain on sale of discontinued operations                                  0.48               -              -
                                                                         ---------       ---------      ---------
             Net income                                                  $    2.18       $    1.59      $    1.33
                                                                         =========       =========      =========
Diluted net income per common share:
     Income from continuing operations                                   $    1.65       $    1.71      $    1.23
     Discontinued operations                                                  0.01           (0.12)          0.09
     Gain on sale of discontinued operations                                  0.47               -              -
                                                                         ---------       ---------      ---------
             Net income                                                  $    2.13       $    1.59      $    1.32
                                                                         =========       =========      =========

See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Stockholders' Equity as of
                       December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------

                                                 Preferred         Common         Preferred         Common
(In thousands, except share amounts)              Shares           Shares           Stock            Stock
                                                ----------      -----------      -----------       ---------
Balance at December 31, 1997                     9,580,000       59,993,778      $        96       $     600
      Sales of common stock                              -       11,612,781                -             116
      Shares issued in exchange for Unit
          redemptions                                    -           51,613                -               1
      Exercise of stock options                          -            2,000                -               -
      Conversion of Series A Cumulative
          Preferred Stock to common stock         (100,000)         100,000               (1)              1
      Net income                                         -                -                -               -
      Dividends paid                                     -                -                -               -
                                                ----------      -----------      -----------       ---------
Balance at December 31, 1998                     9,480,000       71,760,172               95             718
      Repurchase of common stock                         -       (5,000,000)               -             (50)
      Shares issued in exchange for Unit
          redemptions                                    -           38,430                -               -
      Exercise of stock options                          -           27,686                -               -
      Net income                                         -                -                -               -
      Dividends paid                                     -                -                -               -
                                                ----------      -----------      -----------       ---------
Balance at December 31, 1999                     9,480,000       66,826,288               95             668
      Repurchase of common stock                         -       (3,174,100)               -             (31)
      Shares issued in exchange for Unit
          redemptions                                    -          593,800                -               -
      Management incentive plan cancellation             -          (88,659)               -               -
      Exercise of stock options                          -          660,294                -              11
      Conversion of Series A Cumulative
          Preferred Stock to common stock         (200,000)         200,000               (2)              2
      Net income                                         -                -                -               -
      Dividends paid                                     -                -                -               -
                                                ----------      -----------      -----------       ---------
Balance at December 31, 2000                     9,280,000       65,017,623      $        93       $     650
                                                ==========      ===========      ===========       =========

                                                                    Cumulative
                                                    Additional     Dividends in
                                                      Paid-In        Excess of
(In thousands, except share amounts)                  Capital       Net Income          Total
                                                  ------------    ------------     ------------
Balance at December 31, 1997                       $ 1,629,214       $ (77,213)     $ 1,552,697
      Sales of common stock                            296,373               -          296,489
      Shares issued in exchange for Unit
          redemptions                                      452               -              453
      Exercise of stock options                             18               -               18
      Conversion of Series A Cumulative
          Preferred Stock to common stock                    -               -                -
      Net income                                             -         126,497          126,497
      Dividends paid                                         -        (162,215)        (162,215)
                                                  ------------    ------------     ------------
Balance at December 31, 1998                         1,926,057        (112,931)       1,813,939
      Repurchase of common stock                      (109,752)              -         (109,802)
      Shares issued in exchange for Unit
          redemptions                                      551               -              551
      Exercise of stock options                            134               -              134
      Net income                                             -         143,217          143,217
      Dividends paid                                         -        (161,324)        (161,324)
                                                  ------------    ------------     ------------
Balance at December 31, 1999                         1,816,990        (131,038)       1,686,715
      Repurchase of common stock                       (90,192)              -          (90,223)
      Shares issued in exchange for Unit
          redemptions                                   14,999               -           14,999
      Management incentive plan cancellation            (2,325)              -           (2,325)
      Exercise of stock options                         16,513               -           16,524
      Conversion of Series A Cumulative
          Preferred Stock to common stock                    -               -                -
      Net income                                             -         179,467          179,467
      Dividends paid                                         -        (158,451)        (158,451)
                                                  ------------    ------------     ------------
Balance at December 31, 2000                       $ 1,755,985      $ (110,022)     $ 1,646,706
                                                  ============    ============     ============

See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------

(In thousands)
                                                                                   2000          1999           1998
                                                                               ----------     ----------     ----------
Cash flows from operating activities:
      Net income                                                               $  179,467     $  143,217     $  126,497
      Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and amortization                                        128,542        140,349        111,022
             Minority interest                                                     16,149         17,415         16,076
             Gain on sale of assets and other provisions, net                     (36,371)       (54,822)       (38,160)
             Equity in earnings of unconsolidated entities                         (7,596)        (5,167)        (5,282)
             Income and gain on sale of discontinued operations                   (32,308)             -              -
             Stock and units issued in connection with compensation plans           2,890          2,356            312
             Other                                                                 (2,686)         1,825            685
      Changes in assets and liabilities:
             Increase in accounts and notes receivable                            (30,612)       (10,736)        (6,605)
             Increase in accrued straight-line rents                               (9,187)       (14,331)       (13,919)
             Additions to tenant leasing costs                                    (17,050)       (13,049)       (12,949)
             (Increase) decrease in prepaid expenses and other assets              (4,332)       (23,728)         7,453
             (Decrease) increase in accounts payable and accrued expenses         (15,796)       (16,027)        37,066
             Increase in rent received in advance and security deposits             2,426          7,700         17,556
                                                                               ----------     ----------     ----------
                Total adjustments                                                  (5,931)        31,785        113,255
                                                                               ----------     ----------     ----------
                Net cash provided by operating activities                         173,536        175,002        239,752
                                                                               ----------     ----------     ----------
Cash flows from investing activities:
      Acquisition and development of rental property                              (90,475)       (78,957)      (337,080)
      Acquisition and development of executive suite assets                        (6,678)       (83,709)      (217,439)
      Additions to land held for development or sale                              (26,157)        (3,149)      (132,416)
      Additions to construction in progress                                       (97,025)      (275,942)      (400,391)
      Distributions from unconsolidated entities                                    7,392         19,424          5,852
      Contributions to unconsolidated entities                                    (29,942)        (5,191)       (82,120)
      Acquisition of minority interest                                             (8,438)        (2,231)             -
      (Increase) decrease in restricted deposits                                  (27,007)        25,586        (15,802)
      Proceeds from sales of properties                                           474,015        487,883        194,075
      Proceeds from sale of discontinued operations                               377,310              -              -
                                                                               ----------     ----------     ----------
                Net cash provided by (used by) investing activities               572,995         83,714       (985,321)
                                                                               ----------     ----------     ----------
Cash flows from financing activities:
      Net proceeds from sales of common and preferred stock                             -              -        296,518
      Repurchase of common stock                                                  (90,223)      (109,802)             -
      Excercises of stock options                                                  29,730              -              -
      Net (repayments) borrowings on unsecured credit facility ( including
          $140,500 related to discontinued operations in 2000)                   (307,500)         1,000        323,000
      Proceeds from issuance of senior unsecured notes                                  -              -        350,000
      Payment of senior unsecured notes                                          (150,000)             -              -
      Repayments of mortgages payable (including $14,449
          related to discontinued operations in 2000)                             (88,811)       (13,468)       (25,412)
      Proceeds from refinancing of existing mortgages                                   -         51,980              -
      Dividends and distributions to minority interests                          (169,320)      (172,626)      (173,147)
      Deferred financing costs                                                          -         (1,516)       (16,821)
      Contributions from minority interests                                         2,411          6,066          3,622
                                                                               ----------     ----------     ----------
                Net cash (used by) provided by financing activities              (773,713)      (238,366)       757,760
                                                                               ----------     ----------     ----------
                Foreign currency translation adjustment                                 -         (1,517)           463
                                                                               ----------     ----------     ----------
                (Decrease) increase in unrestricted cash and cash equivalents     (27,182)        18,833         12,654
Unrestricted cash and cash equivalents, beginning of the period                    51,886         36,499         23,845
                                                                               ----------     ----------     ----------
Unrestricted cash and cash equivalents, end of the period                      $   24,704     $   55,332     $   36,499
                                                                               ==========     ==========     ==========
Supplemental disclosure of cash flow information:
      Cash paid for interest (net of capitalized interest of $12,367,
          $26,485 and $30,482, respectively)                                   $   99,628     $   95,221     $   81,428
                                                                               ==========     ==========     ==========

Supplemental disclosure of noncash investing and financing activities
(a) During 1998, we funded a portion of the purchase price of property acquisitions by assuming $31.6 million of debt and and liabilities and by issuing $10.0 million of unit options.

(b) During 2000, we contributed $332.1 million of assets to an unconsolidated joint venture.

See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

(a)  Business

     We are a fully integrated, self-administered and self-managed publicly traded real estate investment trust ("REIT"). We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected suburban markets across the United States. Until June of 2000, we also operated an executive suites business. As discussed in note 3, we disposed of a substantial portion of our interest in this business on June 1, 2000, and we present the executive suites business as a discontinued operation. Our principal shareholder at December 31, 2000 was Security Capital-U.S. Realty, which owned approximately 44% of our outstanding common stock. In January 2001, Security Capital-U.S. Realty merged with Security Capital Group International, and, as a result, Security Capital Group International ("Security Capital") now owns these shares.

(b)  Basis of Presentation

     Our accounts and those of our majority-owned/controlled subsidiaries and affiliates are consolidated in the financial statements. We use the equity or cost methods, as appropriate in the circumstances, to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not majority-owned or controlled by us.

     Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the evaluation of impairment of long-lived assets, determination of useful lives of assets subject to depreciation or amortization and evaluation of the collectibility of accounts and notes receivable. Actual results could differ from these estimates.

(c)  Rental Property

     Properties to be developed or held and used in rental operations are carried at cost less accumulated depreciation and impairment losses, where appropriate. Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and impairment losses, where appropriate) or estimated fair value less costs to sell. Properties are considered held for sale when they are subject to a contract of sale meeting criteria specified by senior management (e.g., contingencies are met or waived, a nonrefundable deposit is paid, etc.). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. At December 31, 2000, rental properties with a net book value of $203.0 million and land with a carrying value of $12.0 million were held for sale. The sale of the majority of the rental properties closed in February 2001 (see note 13) and all of the land is expected to be sold in 2001.

     Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

         Base building....................................................  30 to 50 years
         Building components..............................................  7 to 20 years
         Tenant improvements..............................................  Lesser of the terms of the leases or useful lives of the assets
         Leasehold improvements, furniture, fixtures and equipment........  5 to 15 years

     Specifically identifiable costs associated with properties and land in development are capitalized. Capitalized costs may include salaries and related costs, real estate taxes, interest, pre-construction costs essential to the development of a property, development costs, construction costs and external acquisition costs. Costs of significant improvements, renovations and replacements to rental properties are capitalized. Expenditures for maintenance and repairs are charged to operations as they are incurred.

     If events or changes in circumstances indicate that the carrying value of a rental property or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.

     We recognize gains from sales of rental properties and land at the time of sale using the full accrual method, provided that various criteria related to the terms of the transactions and any subsequent involvement by us with the properties sold are met. If the criteria are not met, we defer the gains and recognize them when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.

(d)  Tenant Leasing Costs

     We defer fees and initial direct costs incurred in the negotiation of completed leases. They are amortized on a straight-line basis over the term of the lease to which they apply.

(e)  Deferred Financing Costs

     We defer fees and costs incurred to obtain financing. They are amortized using the interest method over the term of the loan to which they apply.

(f)  Real Estate Service Contracts and Other Intangibles

     The costs of real estate service contracts and other identified intangible assets are amortized on a straight-line basis over the expected lives of the assets.

(g)  Fair Values of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses approximate their fair values because of their short-term maturities. Fair value information relating to mortgages and notes payable is provided in Note 2.

(h)  Revenue Recognition

     We recognize minimum base rental revenue under tenant leases on a straight-line basis over the terms of their respective leases. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date. Accrued straight-line rents is net of an allowance for estimated uncollectible amounts. The allowance is based on the expected future cash flows determined based on current information and management's assessment of the tenants' ability to fulfill their lease obligations. We recognize revenues for recoveries from tenants of real estate taxes, insurance and other costs in the period in which the related expenses are incurred.

     We recognize revenue for services on properties we manage, lease or develop for unconsolidated entities or third parties when the services are performed. Revenue for development and leasing services to affiliates is reduced to eliminate profit to the extent of our ownership interest.

(i)  Income and Other Taxes

     In general, a REIT which meets certain requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent of the income it distributes. We qualify and intend to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a result, we have made no provision for federal income taxes on income from continuing operations except for taxes on certain property sales.

     The REIT Modernization Act ("RMA") was included in the Tax Relief Extension Act of 1999 ("the Act"), which was enacted into law on December 17, 1999. The RMA includes numerous amendments to the provisions governing the qualification and taxation of REITs. These amendments were effective January 1, 2001. One of the principal provisions included in the Act was the creation of the taxable REIT subsidiary ("TRS"). A TRS is a corporation that, among other things, is permitted to provide services to tenants that previously were allowed to be provided only by independent third parties or through a corporation in which we had less than 10% of the voting

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

power. We and some of our subsidiaries made a joint election to treat these subsidiaries as TRS's for federal and state income tax purposes as of January 1, 2001.

     The net operating losses carried forward from December 31, 2000, for federal income tax purposes aggregate approximately $20.0 million and will begin to expire in 2012.

     We have subsidiaries which are organized as partnerships which are subject to District of Columbia franchise tax. This tax is included in income taxes.

(j)  Hedging Transactions

     We sometimes use interest rate lock and collar agreements to hedge against the impact of interest rate fluctuations on our existing debt or anticipated financing transactions. These agreements are designed as hedges and, as a result, changes in their fair values are not recognized in the financial statements, provided that they meet defined correlation and effectiveness criteria at inception and thereafter. Instruments that cease to qualify for hedge accounting are marked-to-market with gains and losses recognized in the statement of operations.

(k)  Earnings Per Share and Dividends

     Our basic earnings per share (EPS) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Our diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of convertible securities are computed using the "if-converted" method. The dilutive effects of options, warrants and their equivalents (including fixed awards and nonvested shares issued under stock compensation plans) are computed using the "treasury stock" method.

     The following table sets forth information relating to the computations of our basic and diluted EPS for income from continuing operations:

                    (In thousands except per share amounts)
                                                                           Year Ended December 31, 2000
                                                                   -------------------------------------------
                                                                     Income           Shares         Per Share
                                                                   (Numerator)     (Denominator)       Amount
                                                                   -------------------------------------------
                    Basic EPS                                       $ 111,953          66,221          $ 1.69
                    Effect of Dilutive Securities -
                      Stock Options                                         -           1,428           (0.04)
                                                                   -------------------------------------------
                    Diluted EPS                                     $ 111,953          67,649          $ 1.65
                                                                   ===========================================

                                                                           Year Ended December 31, 1999
                                                                   -------------------------------------------
                                                                     Income           Shares         Per Share
                                                                   (Numerator)     (Denominator)       Amount
                                                                   -------------------------------------------
                    Basic EPS                                       $ 115,631          67,858          $ 1.71
                    Effect of Dilutive Securities -
                      Stock Options                                         -             124               -
                                                                   -------------------------------------------
                    Diluted EPS                                     $ 115,631          67,982          $ 1.71
                                                                   ===========================================

                                                                           Year Ended December 31, 1998
                                                                   -------------------------------------------
                                                                     Income           Shares         Per Share
                                                                   (Numerator)     (Denominator)       Amount
                                                                   -------------------------------------------
                    Basic EPS                                       $  84,408          68,577          $ 1.23
                    Effect of Dilutive Securities -
                      Stock Options                                         -             201               -
                                                                   -------------------------------------------
                    Diluted EPS                                     $  84,408          68,778          $ 1.23
                                                                   ===========================================

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Income from continuing operations has been reduced by preferred dividends of $35,206, $35,448 and $35,571 for 2000, 1999 and 1998, respectively.

     The effects of convertible units in CarrAmerica Realty L.P. and Carr Realty L.P. and Series A Convertible Preferred Stock are not included in the calculation of diluted EPS for any year in which their effect is antidilutive.

     The tax status of our common stock dividends paid during the last three years is as follows:

                                        2000         1999         1998
                                      --------     --------     --------
               Ordinary income              84%          78%          92%
               Capital gain                 16%          22%           -
               Return of capital             -            -            8%

(l)  Cash Equivalents

     We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits.

(m)  Accumulated Other Comprehensive Income

     We currently do not have any items of other comprehensive income. Prior to the merger of HQ Global with VANTAS (see note 3), we had foreign currency translation adjustments due to HQ Global's foreign affiliates. Our historic translation adjustments are included in net assets of discontinued operations at December 31, 1999. Our comprehensive income represented net income and translation adjustments. Comprehensive income was $179.5 million in 2000, $141.7 million in 1999 and $127.0 million in 1998.

(n)  Segment Information

     We have two reportable business segments: real estate property operations and development operations. Business activities and operating segments that are not reportable are included in other operations.

(o)  Stock/Unit Compensation Plans

     We use the intrinsic value method to account for our stock option and unit plans. Under this method, we record compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeds the amount the employee is required to pay to acquire the unit or stock.

(p)  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet. The derivatives must be measured at fair value. We have adopted this statement as of January 1, 2001. Because we use derivatives on only a limited basis and in a manner that will qualify for treatment as cash flow hedges under SFAS No. 133, adoption of SFAS No. 133 will not have a material impact on our financial statements.

(q)  Reclassifications

     Some prior years' amounts have been reclassified to conform to the current year's presentation.

(2)  Mortgages and Notes Payable

     Our mortgages and notes payable are summarized as follows:

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

            (In thousands)               December 31, 2000     December 31, 1999
                                         -----------------     -----------------
            Fixed rate mortgages         $         560,158     $         635,371
            Unsecured credit facility              176,000               343,000
            Senior unsecured notes                 475,000               625,000
                                         -----------------     -----------------
                                         $       1,211,158     $       1,603,371
                                         =================     =================


     Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from August 2001 through July 2019. The weighted average interest rate of mortgages payable was 8.09% at December 31, 2000 and 8.04% at December 31, 1999.

         We have a $450.0 million unsecured credit facility with Morgan Guaranty Trust Company of New York (Morgan), as agent for a group of banks. The credit facility bears an interest rate, based on our choice, of either the higher of the prime rate or the Federal Funds Rate or 70 basis points above the 30-day London Interbank Offered Rate (LIBOR). We usually select the interest rate equal to 70 basis points above the 30-day LIBOR rate for initial draws and when LIBOR contracts expire. The credit facility matures in August 2001 and we are in the process of negotiating the terms of renewal. Based on the progress of the negotiations, we expect that we will continue to have credit available to meet our needs on satisfactory terms. At December 31, 2000, we had $270.3 million available for draw under the credit facility.

     Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

          * A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;
          *    A minimum ratio of annual EBITDA to debt service;
          * A maximum ratio of total debt to tangible fair market value of our assets;
          * Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations.

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of our unmortgaged properties.

     We had senior unsecured notes outstanding of $475.0 million at December 31, 2000. These notes are as follows:

          *    $150 million of 7.20% notes due in 2004;
          *    $100 million of 6.625% notes due in 2005;
          *    $125 million of 7.375% notes due in 2007;
          *    $100 million of 6.875% notes due in 2008.

Our senior unsecured notes also contain covenants with which we must comply. These include:

          *    Limits on our total indebtedness on a consolidated basis;
          *    Limits on our secured indebtedness on a consolidated basis;
          *    Limits on our required debt service payments.

CarrAmerica Realty, L.P. unconditionally guarantees the senior unsecured notes.

Debt maturities at December 31, 2000 are as follows:

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

          (In thousands)

          2001                                    $   254,483
          2002                                         44,435
          2003                                         49,980
          2004                                        171,352
          2005                                        118,439
          2006 and thereafter                         572,469
                                                  -----------
                                                  $ 1,211,158
                                                  ===========

     Restricted deposits consist primarily of escrow deposits. These deposits are required by lenders to be used for future building renovations or tenant improvements or as collateral for letters of credit.

     The estimated fair value of our mortgages payable at December 31, 2000 and 1999 was approximately $582.3 million and $659.0 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities. The fair value of the unsecured credit facility at December 31, 2000 and 1999 approximates book value. The estimated fair value of our senior unsecured notes at December 31, 2000 and 1999 was approximately $468.7 million and $584.8 million, respectively. The estimated fair value is based on the borrowing rates available to us for debt with similar terms and maturities.

(3)  Discontinued Operations

     On January 20, 2000, we, along with HQ Global Workplaces, Inc. (HQ Global), VANTAS Incorporated (VANTAS) and FrontLine Capital Group, entered into several agreements that contemplated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine Capital Group of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interests in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A.

     On June 1, 2000, we consummated the transactions. We recognized an after tax gain of $31.9 million. Our investment in the merged entity at December 31, 2000 was $42.2 million and is accounted for using the cost method. We own approximately 16% of the equity of the merged entity on a fully diluted basis. In connection with the HQ Global merger, a $200.0 million credit facility that HQ Global had with Morgan Guaranty Trust Company was retired. Approximately $140.5 million of HQ Global debt (which we guaranteed) was repaid at that time.

     As part of the HQ Global/VANTAS transaction, we received put rights with respect to our continuing interest in HQ Global. These rights can be exercised at specified times at our option if HQ Global has not completed an initial public offering. A portion of the put is exercisable in late 2001, with the balance exercisable in June 2002. Payment for our HQ Global stock will be based on the fair market value of our investment and can be made either in cash, a short-term note (in the case of the 2001 put right) or delivery of common stock of FrontLine Capital Group, a NASDAQ-listed company and the majority shareholder of HQ Global.

(4)  Minority Interest

     At the time we were incorporated and our majority-owned subsidiary, Carr Realty, L.P. was formed, those who contributed interests in properties to Carr Realty, L.P. had the right to elect to receive either our common stock or units of limited partnership interest in Carr Realty, L.P. In addition, we have acquired assets since our formation by issuing distribution paying units and non-distribution paying units of Carr Realty, L.P. and CarrAmerica Realty, L.P. The non-distribution paying units cannot receive any distributions until they automatically convert into distribution paying units in the future. During the year ended December 31, 2000, 163,598 non-distribution paying units were converted to distribution paying units. A distribution paying unit, subject to restrictions, may be redeemed for either one share of our common stock, or, at our option, cash equal to the fair market value of a share of our common stock at the time of redemption. When a Unitholder redeems a distribution paying unit for a share of common stock or cash, minority interest is reduced and our investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as appropriate, is increased. During the years ended December 31, 2000 and 1999, 292,739 and 38,430 distribution

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

paying units, respectively, of Carr Realty, L.P. were redeemed for our common stock. Minority interest in the financial statements relates primarily to Unitholders.

     The following table summarizes the outstanding shares of our common stock, preferred stock which is convertible into our common stock and outstanding units of Carr Realty, L.P. and CarrAmerica Realty, L.P.:

(In thousands)
                                                     Convertible        Distribution      Non-Distribution
                                    Common            Preferred            Paying              Paying
                                    Stock               Stock              Units               Units
As of December 31,               Outstanding         Outstanding        Outstanding         Outstanding
------------------               -----------         -----------        -----------         -----------
2000                                 65,018                480              5,656                 268
1999                                 66,826                680              6,048                 432
1998                                 71,760                680              5,978                 540

Weighted average for:
--------------------

2000                                 66,221                495              5,916                 405
1999                                 67,858                680              6,003                 495
1998                                 68,577                745              5,985                 540

(5)  Other Investments in Unconsolidated Entities and Affiliate Transactions

     We own interest ranging from 15% to 50% in real estate property operations and development operations through unconsolidated entities. We had eleven investments in 2000, six investments in 1999 and eight investments in 1998 in these entities.

     The combined condensed financial information for the unconsolidated entities accounted for under the equity method is as follows:

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

               (In thousands)

                                                                             December 31,
                    Balance Sheets                                        2000           1999
                                                                          ----           ----
                    Assets
                    ------
                    Rental property, net                                $569,500       $188,463
                    Land and construction in progress                    123,540         47,134
                    Cash and cash equivalents                             20,140          4,921
                    Other assets                                          37,201         37,815
                                                                        --------       --------
                                                                        $750,381       $278,333
                                                                        ========       ========
                    Liabilities and Partners' Capital

                    Liabilities:
                         Notes payable                                  $184,991       $249,330
                         Other liabilities                                15,697         18,715
                                                                        --------       --------
                              Total liabilities                          200,688        268,045
                    Partners' capital                                    549,693         10,288
                                                                        --------       --------
                                                                        $750,381       $278,333
                                                                        ========       ========

                                                                               Year Ended December 31,
                    Statements of Operations                              2000           1999           1998
                                                                          ----           ----           ----
                    Revenue                                             $ 64,423       $ 39,825       $ 90,734
                    Depreciation and amortization expense                 14,733          7,370         11,331
                    Interest expense                                      19,529         19,464         26,123
                    Other expenses                                        21,302         11,371         48,050
                    Gain on sale of assets                                63,984              -              -
                                                                        --------       --------       --------
                              Net income                                $ 72,843       $  1,620       $  5,230
                                                                        ========       ========       ========

     In addition to making investments in these entities, we provided construction management, leasing, development and architectural and other services to them. We earned fees for these services of $8.9 million in 2000, $7.9 million in 1999 and $6.1 million in 1998. Accounts receivable from our affiliates were $4.8 million at December 31, 2000 and $6.1 million at December 31, 1999. At December 31, 1999, these receivables included a leasing commission receivable of $2.1 million. In December 2000, the building to which this receivable related was sold and the balance of the receivable was collected.

     A subsidiary of Clark Enterprises, Inc., a Unitholder, has provided construction management services to us. We have paid $1.7 million in 2000, $3.1 million in 1999 and $19.6 million in 1998 for these services.

     During 1999 and 1998, payments of $0.2 million and $0.3 million, respectively, were made to Security Capital Investment Research Incorporated, an affiliate of Security Capital, for research. Payments to Security Capital in 2000 were less than $30,000. The research was related to the acquisition of operating properties, executive office suites businesses and development properties.

(6)  Lease Agreements

     Space in our rental properties is leased to approximately 1,350 tenants. In addition to minimum rents, the leases typically provide for other rents which reimburse us for specific property operating expenses. The future minimum base rent to be received under noncancellable tenant leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2000 are summarized as follows:

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

          (Dollars in thousands)                           Percentage of
                                            Future          Total Space
                                           Minimum          Under Lease
                                             Rent             Expiring
                                         -----------         ----------
          2001                           $   417,395             8.1
          2002                               396,353            12.4
          2003                               341,008            14.6
          2004                               271,534            14.9
          2005                               223,713            12.0
          2006 & thereafter                  565,367            38.0
                                         -----------
                                         $ 2,215,370
                                         ===========

     Leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

     We lease land for two office properties located in metropolitan Washington, D.C. and one office property located in Santa Clara, California. We also lease land adjacent to an office property in Chicago, Illinois. The initial terms of these leases range from 5 years to 99 years. The longest lease matures in 2086. The minimum base annual rental payment for these leases is $2.6 million.

(7)  Common and Preferred Stock

     In 2000, our Board of Directors has authorized us to spend up to $225 million to repurchase our common shares. During 2000, we acquired approximately
3.2 million shares for $90.2 million, an average price of $28.41 per share.

     We are authorized to issue 35 million shares of preferred stock. On October 25, 1996, we issued 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at $25 per share. Dividends for the Series A Preferred Stock are cumulative from the date of issuance. The dividends are payable quarterly in arrears in an amount per share equal to the greater of $1.75 per share per year or the cash dividend paid on the number of shares of our common stock into which a share of Series A Preferred Stock is convertible. Series A Preferred Stock has a liquidation preference of $25 per share. Each share of Series A Preferred Stock is convertible into one share of common stock (subject to conversion adjustments), at the option of the holder. As of December 31, 2000, 1,260,000 shares of Series A Preferred Stock had been converted into common stock. After October 25, 1999, each outstanding share of Series A Preferred Stock became redeemable at our option. The redemption price is $25 per share plus accrued and unpaid dividends.

     As of December 31, 2000, we had the following additional preferred stock issued and outstanding:

                                                 Liquidation
                     Shares         Issue Date    Preference    Dividend Rate
                     ------         ----------    ----------    -------------
          Series B    8,000,000    August 1997        $25.00           8.57%
          Series C    6,000,000   November 1997       $25.00           8.55%
          Series D    2,000,000   December 1997       $25.00           8.45%

     The Series C and D shares are Depositary Shares. They each represent a 1/10 fractional interest in a share of preferred stock. Dividends for the Series B, C and D shares are cumulative from the date of issuance and are payable quarterly in arrears on the last day of February, May, August and November. These preferred shares are redeemable at our option after the following dates:

          Series B - August 12, 2002
          Series C - November 6, 2002
          Series D - December 19, 2002

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(8)  Stock/Unit Compensation Plans

     As of December 31, 2000, we had three option plans. Two plans are for the purpose of attracting and retaining executive officers and other key employees (1997 Employee Stock Option and Incentive Plan and the 1993 Carr Realty Option
Plan). The other plan is for the purpose of attracting and retaining directors who are not employees (1995 Non-Employee Director Stock Option Plan).

     The 1997 Employee Stock Option and Incentive Plan ("Stock Option Plan") allows for the grant of options to purchase our common stock at an exercise price equal to the fair market value of the common stock at the date of grant. At December 31, 2000, we had options and units to purchase 10,000,000 shares of common stock and units reserved so we could issue them under the Stock Option Plan. At December 31, 2000, 6,281,703 options were outstanding. All of the outstanding options have a 10-year term from the date of grant. 3,606,375 options vest over a four-year period, 25% per year, and 450,000 options vest at the end of five years. The balance of the options vest over a five-year period, 20% per year.

     The 1993 Carr Realty Option Plan allows for the grant of options to purchase units of Carr Realty, L.P. (unit options). These options are exercisable at the fair market value of the units at the date of grant, which is equivalent to the fair market value of our common stock on that date. Units (following exercise of unit options) are redeemable for cash or common stock, at our option. At December 31, 2000, we had options to purchase 1,266,900 units authorized for grant under the 1993 Carr Realty Option Plan, of which 238,522 were outstanding. All of the outstanding options have a 10-year term from the date of grant and vest over five years, 20% per year.

     The 1995 Non-Employee Director Stock Option Plan provides for the grant of options to purchase our common stock at an exercise price equal to the fair market value of the common stock at the date of grant. Under this plan, a newly elected non-employee directors are granted options to purchase 3,000 shares of common stock when they start serving as a director. In connection with each annual election of directors, a continuing non-employee director will receive options to purchase 7,500 shares of common stock. The stock options have a 10-year term from the date of grant and vest over three years, 33 1/3% per year. At December 31, 2000, we had 270,000 options on shares of common stock authorized for grant under this plan with 231,225 outstanding.

     The per share weighted-average fair values of Unit options and stock options granted during 2000, 1999 and 1998 were $2.24, $2.25 and $2.38, respectively, on the date of grant. This value is determined using the Black-Scholes option-pricing model. The following assumptions were used:

                             Expected     Risk Free     Expected       Expected
                             Dividend      Interest       Stock         Option
                              Yield          Rate      Volatility        Life
                            ----------   ----------    -----------    ----------
              2000              8.64%         6.77%        22.47%          5.00
              1999              7.54%         5.16%        22.78%          3.95
              1998              7.38%         5.05%        21.82%          5.00

     If we had applied a fair-value based method (rather than the intrinsic value method) to recognize compensation cost for our unit and stock options, our net income and earnings per share of common stock would have been adjusted as indicated below:

     (In thousands except per share data)       2000        1999        1998
                                              ---------   ---------  ---------
     Pro forma net income                     $ 176,364   $ 140,507  $ 125,026
     Pro forma basic EPS                      $    2.13   $    1.55  $    1.30
     Pro forma diluted EPS                    $    2.09   $    1.55  $    1.30

Unit and stock option activity during 2000, 1999 and 1998 is summarized as follows:

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                    1993 Plan                        1995 Plan                       1997 Plan
                           ----------------------------     ---------------------------    ----------------------------
                                             Weighted                        Weighted                        Weighted
                              Shares          Average          Shares         Average        Shares           Average
                               Under         Exercise           Under        Exercise         Under          Exercise
                              Option           Price           Option          Price         Option            Price
                           -------------    -----------     ------------   ------------    -------------   ------------
Outstanding at
 December 31, 1997               915,622       $ 23.266           94,332       $ 24.909          994,981       $ 29.052
  Granted                              -              -           97,560         25.004        4,217,500         26.178
  Exercised                        1,000         22.875            1,000         17.750                -              -
  Forfeited                       20,000         24.375                -              -          176,537         29.487
                           -------------                    ------------                   -------------
Outstanding at
 December 31, 1998               894,622         23.242          190,892         24.995        5,035,944         26.629
  Granted                              -              -           52,500         24.250          456,500         23.010
  Exercised                       16,200         23.480                -              -                -              -
  Forfeited                       30,800         24.643           19,667         27.699          791,941         26.493
                           -------------                    ------------                   -------------
Outstanding at
 December 31, 1999               847,622         23.186          223,725         24.583        4,700,503         26.301
  Granted                              -              -            7,500         24.688        2,870,357         21.174
  Exercised                      593,600         22.932                -              -          632,611         25.103
  Forfeited                       15,500         23.831                -              -          656,546         24.424
                           -------------                    ------------                   -------------
Outstanding at
 December 31, 2000               238,522       $ 23.778          231,225       $ 24.586        6,281,703       $ 24.275
                           =============                    ============                   =============
Options exercisable at:
 December 31, 1998               708,942       $ 22.914           59,172       $ 23.386          305,245       $ 29.222
 December 31, 1999               802,188         22.953          105,745         24.287        1,198,708         27.388
 December 31, 2000               218,766         23.400          164,710         24.548        1,316,540         27.480

  The following table summarizes information about our stock options outstanding at December 31, 2000:

                       Options Outstandng                                                 Options Exercisable
---------------------------------------------------------------                -----------------------------------------
                       Outstanding       Weighted-Average                               Exercisable
 Range of Exercise        as of             Remaining           Weighted-Average           as of       Weighted-Average
       Prices            12/31/00        Contractual Life        Exercise Price          12/31/00       Exercise Price
-------------------   -------------    --------------------     -----------------      ------------   -----------------
$17.00-$20.00                 41,000                    7.1             $ 18.5122            22,250            $ 18.1011
$20.01-$23.00              2,719,093                    8.7               20.9265           221,663              22.6429
$23.01-$26.00              1,984,913                    7.9               23.7209           500,913              23.6824
$26.01-$29.00                248,144                    7.1               28.4181           131,225              28.2724
$29.01-$32.00              1,758,300                    6.9               29.6017           823,965              29.5477
                      --------------   --------------------     -----------------      ------------   ------------------
                           6,751,450                    7.9             $ 24.2681         1,700,016            $ 26.6709

We have also granted to key executives 726,294 restricted stock units under the 1997 Stock Option Plan. The stock units were granted at a zero exercise price. The fair market values of the units at the dates of grant range from $20.69 to $28.94 per unit. The units vest over five years, at 20% per year. We recognize the fair value of the units awarded at dates of grant as compensation cost on a straight-line basis over the terms of the awards. Compensation expense related to these awards was $2.9 million in 2000, $2.0 million in 1999 and $0.3 million in 1998.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(9)  Gain on Sale of Assets and Other Provisions, Net

     The following table summarizes our gain on sale of assets and other provisions, net:

          (in thousands)                                          2000          1999          1998
                                                             ---------     ---------     ---------
          Sales of land/development properties               $  (3,655)    $     662     $     580
          Sales of rental properties                            33,399        54,791        47,121
          Sale of properties to Carr Office Park, L.L.C.        33,197             -             -
          Impairment loss                                       (7,894)            -             -
          Taxes                                                (18,676)         (631)       (9,541)
                                                             ---------     ---------     ---------
               Total                                         $  36,371     $  54,822     $  38,160
                                                             =========     =========     =========

     We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. During 2000, we disposed of 16 properties (including one property in which we held an interest through an unconsolidated entity) and four parcels of land that were being held for development. We recognized a net gain of $24.1 million on these transactions, net of taxes of $5.6 million, including a net gain of $8.8 million relating to our share of the gain on sale of a property in which we held an interest through an unconsolidated entity.

     On August 17, 2000, we closed on a joint venture transaction with New York State Teachers' Retirement System ("NYSTRS"). At closing, we and some affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The joint venture encompasses five suburban office parks (including 26 rental properties and land held for development of additional properties) in four markets. We received approximately $249.6 million in cash and a 35% interest in the joint venture in exchange for the properties contributed and recognized a gain on the partial sale of $20.1 million, net of taxes of $13.1 million.

     During the fourth quarter of 2000, we recognized an impairment loss of $7.9 million on land. For various reasons, we determined that we would not proceed with planned development of rental properties on certain of our land holdings and decided to market the land for sale. As a result, we evaluated the recoverability of the carrying amounts of the land. We determined that the carrying amounts would not be recovered from estimated net sale proceeds in certain cases and, in those cases, we recognized impairment losses.

     During 1999, we disposed of 63 rental properties and two parcels of land being held for development. During 1998, we disposed of 13 rental properties and one parcel of land being held for development.

(10) Commitments and Contingencies

     At December 31, 2000, we were liable on $3.7 million in letters of credit. We were contingently liable for letters of credit related to various completion escrows and on performance bonds amounting to approximately $13.1 million to ensure completion of required public improvements on our construction projects.

     In 1998, we entered into forward treasury agreements (treasury locks) in order to hedge against the impact of interest rate fluctuations on planned future debt issuances. At December 31, 1998, we determined that these positions no longer represented effective hedges. At that time, we recognized a loss of $13.7 million in anticipation of terminating the agreements. These contracts were settled in February 1999 for $9.2 million in cash, resulting in a gain of $4.5 million in 1999.

     We have a 401(k) plan for employees under which we match 50% of employee contributions up to the first 4% of pay. We also make a base contribution of 3% of pay for participants who remain employed on December 31 (end of the plan year). Our contributions to the plan are subject to a five-year graduated vesting schedule. Our contributions to the plan were $1.6 million in 2000 and $1.1 million in 1999 and 1998. In 2001, the vesting schedule is changing to four years, 25% per year, and our contribution will be 75% of employee contributions up to the first 6% of pay.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     We are currently involved in two separate lawsuits with two stockholders of HQ Global. The first lawsuit involves the conversion in September 1998 of approximately $111 million of debt previously loaned by us to HQ Global into stock of HQ Global. We, along with HQ Global, initiated this lawsuit asking the court to declare that the terms of the debt conversion were fair, after these two stockholders threatened to challenge the terms of the conversion. The stockholders had claimed that both the conversion price used and the methods by which the conversion price was agreed upon between HQ Global and us were not fair to HQ Global or these stockholders. Thereafter, the two stockholders filed their own counterclaims against HQ Global, the board of directors of HQ Global and us. The stockholders have asked the court to declare the conversion void, or in the alternative for compensatory and punitive damages. The second lawsuit involves claims filed by the two stockholders arising out of the June 2000 HQ Global/VANTAS merger transactions. In this lawsuit, the two stockholders have brought claims against HQ Global, the board of directors of HQ Global, and us. The two stockholders allege that, in connection with the transactions, we breached our fiduciary duties to the two stockholders and breached a certain contract with the stockholders. The stockholders have asked the court to rescind the entire transaction, or in the alternative for compensatory and rescissory damages.

     Although we believe that the two stockholders' claims are without merit and that we will ultimately prevail in these actions, there can be no assurance that the court will not find in favor of these stockholders. However, even if the two stockholders were successful in their claims, we do not believe that this result would have a material adverse effect on our financial condition or results of operations.

     In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
________________________________________________________________________________

(11) Selected Quarterly Financial Information (unaudited)

     The following is a summary of the quarterly results of operations for 2000 and 1999:

(In thousands, except per share data)

                                                        First            Second           Third            Fourth
2000                                                   Quarter           Quarter         Quarter           Quarter
----                                                  ---------         ---------       ---------         ---------
Rental revenue                                        $ 136,625         $ 139,127       $ 131,690         $ 124,417

Real estate service income                                4,941             5,312           7,667             8,252

Real estate operating income                             28,527            27,651          30,678            28,113

Income from continuing operations                        33,152            29,825          49,910            34,272

(Loss) income from discontinued operations               (1,380)            1,836               -                 -

Gain on sale of discontinued operations                       -            31,852               -                 -

Net income                                               31,772            63,513          49,910            34,272

Basic net income per common share:

  Income from continuing operations                        0.36              0.31            0.62              0.39

  (Loss) income from discontinued operations              (0.02)             0.03               -                 -

  Gain on sale of discontinued operations                     -              0.48               -                 -

  Net income                                               0.34              0.82            0.62              0.39

Diluted net income per common share:

  Income from continuing operations                        0.36              0.31            0.60              0.38

  Income from discontinued operations                     (0.02)             0.03               -                 -

  Gain on sale of discontinued operations                     -              0.43               -                 -

  Net income                                               0.34              0.77            0.60              0.38


1999
----
Rental revenue                                        $ 121,458         $ 119,238       $ 128,311         $ 129,842

Real estate service income                                3,900             4,947           4,202             4,005

Real estate operating income                             28,231            24,272          23,082            25,462

Income from continuing operations                        47,446            32,255          42,235            29,143

Loss from discontinued operations                        (1,271)           (1,849)         (2,848)           (1,894)

Net income                                               46,175            30,406          39,387            27,249

Basic net income per common share:

  Income from continuing operations                        0.55              0.35            0.50              0.30

  Loss from discontinued operations                       (0.02)            (0.03)          (0.04)            (0.03)

  Net income                                               0.53              0.32            0.46              0.27

Diluted net income per common share:

  Income from continuing operations                        0.54              0.35            0.49              0.30

  Loss from discontinued operations                       (0.02)            (0.03)          (0.04)            (0.03)

  Net income                                               0.52              0.32            0.45              0.27

               CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
________________________________________________________________________________

(12) Segment Information

     Our reportable operating segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations. The real estate property operations segment includes the operation and management of rental properties. The development operations segment includes the development of new rental properties for us and for unaffiliated companies. Our reportable segments offer different products and services and are managed separately because each requires different business strategies and management expertise.

     Our operating segments' performance is measured using funds from operations. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

     * Net income (loss) - computed in accordance with generally accepted accounting principles (GAAP);
     * Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;
     * Plus depreciation and amortization of assets uniquely significant to the real estate industry;
     * Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions.

     Operating results of our reportable segments and our other operations are summarized as follows:

                                                                  As of and for the year ended December 31, 2000
                                                         -----------------------------------------------------------------
                                                         Real Estate
                                                          Property          Development          Other
     (In millions)                                       Operations         Operations        Operations          Total
                                                         -----------        -----------       ----------       -----------
     Operating revenue                                   $     531.9        $      10.6       $     15.5       $     558.0
     Segment expense                                           170.0                4.5             41.6             216.1
                                                         -----------        -----------       ----------       -----------
     Net segment revenue (expense)                             361.9                6.1            (26.1)            341.9
     Interest expense                                           49.2                  -             49.1              98.3
     Other income (expense), net                                14.5                0.2             (3.6)             11.1
                                                         -----------        -----------       ----------       -----------
     Funds from operations                               $     327.2        $       6.3       $    (78.8)            254.7
                                                         ===========        ===========       ==========
     Adjustments:

       Depreciation and amortization                                                                                (128.4)
       Other, net                                                                                                      0.5
                                                                                                               -----------
     Income from continuing operations before
       gain on sale of assets and minority interest                                                                  126.8
     Minority interest and gain on sale of assets                                                                     20.3
     Discontinued operations, net of income tax                                                                        0.5
     Gain on sale of discontinued operations, net of tax                                                              31.9
                                                                                                               -----------
         Net income                                                                                            $     179.5
                                                                                                               ===========
     Total assets from continuing operations             $   2,711.9        $      96.3       $    264.6       $   3,072.8
                                                         =================================================================
     Expenditures for long-lived assets                  $     107.5        $     123.2       $        -       $     230.7
                                                         =================================================================

               CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
________________________________________________________________________________

                                                                  As of and for the year ended December 31, 1999
                                                         -----------------------------------------------------------------
                                                         Real Estate
                                                          Property          Development          Other
     (In millions)                                       Operations         Operations        Operations          Total
                                                         -----------        -----------       ----------       -----------
     Operating revenue                                   $     498.9        $       6.6       $     10.4       $     515.9
     Segment expense                                           167.2                4.6             34.3             206.1
                                                         -----------        -----------       ----------       -----------
     Net segment revenue (expense)                             331.7                2.0            (23.9)            309.8
     Interest expense                                           50.5                  -             38.6              89.1
     Other income (expense), net                                 8.9                0.2             (3.2)              5.9
                                                         -----------        -----------       ----------       -----------
     Funds from operations                               $     290.1        $       2.2       $    (65.7)            226.6
                                                         ===========        ===========       ==========
     Adjustments:

       Depreciation and amortization                                                                                (117.3)
       Gain on settlement of treasury locks                                                                            4.5
       Other, net                                                                                                      0.8
                                                                                                               -----------
     Income from continuing operations before
       gain on sale of assets and minority interest                                                                  114.6
     Minority interest and gain on sale of assets                                                                     36.4
     Discontinued operations, net of income tax                                                                       (7.8)
                                                                                                               -----------
         Net income                                                                                            $     143.2
                                                                                                               ===========
     Total assets from continuing operations             $   2,991.8        $     220.1       $     59.5       $   3,271.4
                                                         ===========        ===========       ==========
     Net assets of discontinued operations                                                                           207.7
                                                                                                               -----------
       Total assets                                                                                            $   3,479.1
                                                                                                               ===========
     Expenditures for long-lived assets                  $      92.0        $      279.1      $        -       $     371.1
                                                         =================================================================

               CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
________________________________________________________________________________


                                                                  As of and for the year ended December 31, 1998
                                                         -----------------------------------------------------------------
                                                         Real Estate
                                                          Property          Development          Other
     (In millions)                                       Operations         Operations        Operations          Total
                                                         -----------        -----------       ----------       -----------
     Operating revenue                                   $     440.5        $       4.4       $     11.8       $     456.7
     Segment expense                                           149.7                3.1             29.3             182.1
                                                         -----------        -----------       ----------       -----------
     Net segment revenue (expense)                             290.8                1.3            (17.5)            274.6
     Interest expense                                           46.8                  -             24.6              71.4
     Other income (expense), net                                 8.2                  -             (0.3)              7.9
                                                         -----------        -----------       ----------       -----------
     Funds from operations                               $     252.2        $       1.3       $    (42.4)            211.1
                                                         ===========        ===========       ==========

     Adjustments:

       Depreciation and amortization                                                                                 (98.8)
       Loss on treasury locks                                                                                        (13.7)
       Other, net                                                                                                     (0.7)
                                                                                                               -----------
     Income from continuing operations before
       gain on sale of assets and minority interest                                                                   97.9
     Minority interest and gain on sale of assets                                                                     22.1
     Discontinued operations, net of income tax                                                                        6.5
                                                                                                               -----------
         Net income                                                                                            $     126.5
                                                                                                               ===========
     Total assets from continuing operations             $   2,809.4        $     466.4       $    153.9       $   3,429.7
                                                         ===============================================
     Net assets of discontinued operations                                                                           197.6
                                                                                                               -----------
       Total assets                                                                                            $   3,627.3
                                                                                                               ===========
     Expenditures for long-lived assets                  $     391.6        $     532.8       $        -       $     924.4
                                                         =================================================================

(13) Subsequent Events

          As of December 31, 2000, our portfolio of rental properties in Phoenix (exclusive of one property) and three parcels of land were under contracts for sale for purchase prices of $97.9 million and $5.3 million, respectively. The sale of the Phoenix portfolio closed on February 15, 2001, producing net proceeds of $85.2 million that will be used to fund development projects and meet other corporate needs. We recognized a gain of $2.7 million, net of tax of $1.7 million. We also repaid a $ 7.3 million mortgage on one of the properties sold.

                CarrAmerica Realty Corporation and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2000

(In Thousands)
                                                                                                                  Gross Amount
                                                                                               Costs            at Which Carried
                                                                  Initial Costs             Capitalized        at Close of Period
                                                                  -------------                             ------------------------
                                                                            Buildings and   Subsequent to             Building and
Properties                                     Encumbrances       Land       Improvements   Acquisition/3/  Land      Improvements
----------                                     ------------       ----      -----------------------------   ----      ------------
Downtown Washington, D.C.:

    International Square/2/                       183,700 /7/     69,651       100,921         17,922       69,651       118,843
    900 19th Street                                15,711          1,985        13,358          3,198        1,985        16,556
    2550 M Street                                       -          2,340        11,348         12,980        2,340        24,328
    1730 Pennsylvania Avenue                            -          2,196        11,013         13,451        2,196        24,464
    1255 23rd Street                               38,300         10,793        40,214          3,946       10,793        44,160
    1747 Pennsylvania Avenue                       14,418          1,636         8,157          6,999        1,636        15,156
    1775 Pennsylvania Avenue                       11,864              -        19,000          2,224            -        21,224

Suburban Washington, D.C.:
    One Rock Spring Plaza                               -              -        18,409          1,910            -        20,319
    Reston Town Center                                  -              -         2,150              -            -         2,150
    King Street Exchange                                -              -         1,622          1,830            -         3,452
    Sunrise Corporate Center                            -          8,250        34,322          7,557       11,566        38,563
    Reston Crossing East & West                         -          8,379             -         59,162       13,315        54,226

Orange County/Los Angeles:
    Scenic Business Park                                -          2,469         4,503          1,482        2,469         5,985
    Harbor Corporate Park                               -          2,191         5,784          2,361        2,191         8,145
    Plaza PacifiCare                                    -          3,493         6,392             78        3,493         6,470
    Katella                                             -          2,671         4,314            657        2,681         4,961
    Warner Center                                       -         16,490        33,698          4,109       16,574        37,723
    South Coast Executive Center                   15,000          3,324        17,212          2,440        3,388        19,588
    Warner Premier                                      -          3,252         6,040            328        3,285         6,335
    Von Karman                                          -          3,731        12,493          1,168        3,744        13,648
    2600 W. Olive                                  19,152          3,855        25,054          2,941        3,904        27,946
    Bay Technology Center                               -          2,442        11,164            552        2,462        11,696
    Pacific Corporate Plaza 1, 2, 3                     -          5,756             -         11,591        5,911        11,436
    Alton Deere Plaza                                   -          5,666        17,967            942        5,676        18,899
    Westlake Spectrum                                   -          4,371        13,105              6        4,369        13,113

San Diego:
    Del Mar Corporate Plaza                             -          2,860        13,252          1,219        2,869        14,462
    Wateridge Pavilion                              3,368            881         5,509            176          895         5,671
    Towne Center Technology Park 1, 2, 3                -          4,929             -         21,583        5,071        21,441
    Lightspan                                           -          1,438         5,710            777        1,440         6,485
    La Jolla Spectrum/1/                                -          6,447             -         19,079        3,232        22,294
    Palomar Oaks Technology Park                    9,811          4,698        12,495            126        4,714        12,605
    Jaycor                                         11,611          5,123        11,754          1,690        5,154        13,413
    Highlands Corporate Center                          -         10,156        30,369            481       10,156        30,850

San Francisco Bay Area:
    CarrAmerica Corporate Center                        -         33,035        75,720          8,505       32,946        84,314
    Valley Business Park I                         39,443 /4/      3,859         3,155            423        3,865         3,572
    Bayshore Centre 2                                   -          8,525         6,969            646        8,960         7,180
    Rincon Centre                                       -         12,464        10,188          1,439       12,480        11,611
    Valley Centre II                                    -         13,658        11,164           (149)      13,676        10,997
    Valley Office Centre                                -          6,134         5,014            511        6,142         5,517
    Valley Centre                                       -          6,051         4,945            822        6,059         5,759
    Valley Business Park II                             -          8,753         7,155          1,481        8,765         8,624
    Rio Robles                                          -         16,655        29,598            655       16,669        30,239
    3745 North First Street                             -          3,388         4,884            420        3,411         5,281
    Baytech Business Park                               -         14,958             -         24,033       14,568        24,423
    3571 North First Street                             -          6,297         8,862             70        6,326         8,903
    San Mateo Center I                                  -          5,703         9,126            109        5,710         9,228
    Oakmead West Land A-G                               -         22,842             -         41,594       21,624        42,812
    San Mateo II & III                                  -          9,723        15,556            992        9,817        16,454

                                                               Accumulated         Date of      Year of
Properties                                          Total      Depreciation    Construction   Acquisition
----------                                          -----      ------------    ------------   -----------
Downtown Washington, D.C.:

    International Square/2/                        188,494        64,510   1977, 1979, 1982       1993
    900 19th Street                                 18,541         7,422               1986       1993
    2550 M Street                                   26,668        10,565               1978       1993
    1730 Pennsylvania Avenue                        26,660        13,220               1972       1993
    1255 23rd Street                                54,953        17,900               1983       1993
    1747 Pennsylvania Avenue                        16,792         7,974               1970       1993
    1775 Pennsylvania Avenue                        21,224         4,023               1975       1994

Suburban Washington, D.C.:
    One Rock Spring Plaza                           20,319         6,867               1989       1995
    Reston Town Center                               2,150           518                N/A       1996
    King Street Exchange                             3,452             -               2000       2000
    Sunrise Corporate Center                        50,129         1,183          1987-1989       1996
    Reston Crossing East & West                     67,541         2,088          1987-1989       1996

Orange County/Los Angeles:
    Scenic Business Park                             8,454         1,813               1985       1996
    Harbor Corporate Park                           10,336         2,062               1987       1996
    Plaza PacifiCare                                 9,963         1,248               1986       1996
    Katella                                          7,642         1,027               1982       1996
    Warner Center                                   54,297         7,397          1981-1985       1996
    South Coast Executive Center                    22,976         3,066               1987       1996
    Warner Premier                                   9,620           949               1990       1997
    Von Karman                                      17,392         1,587               1981       1997
    2600 W. Olive                                   31,850         3,833               1986       1997
    Bay Technology Center                           14,158         1,204               1985       1997
    Pacific Corporate Plaza 1, 2, 3                 17,347           767               1998       1997
    Alton Deere Plaza                               24,575         1,887               1989       1998
    Westlake Spectrum                               17,482           382          1988-1989       2000

San Diego:
    Del Mar Corporate Plaza                         17,331         3,007               1986       1996
    Wateridge Pavilion                               6,566           821               1987       1997
    Towne Center Technology Park 1, 2, 3            26,512         3,500               1998       1997
    Lightspan                                        7,925         1,038               1985       1997
    La Jolla Spectrum/1/                            25,526         1,490               1999       1998
    Palomar Oaks Technology Park                    17,319         1,044               1989       1998
    Jaycor                                          18,567           895               1989       1998
    Highlands Corporate Center                      41,006         1,185                N/A       1999

San Francisco Bay Area:
    CarrAmerica Corporate Center                   117,260        27,034               1988       1996
    Valley Business Park I                           7,437           597               1981       1996
    Bayshore Centre 2                               16,140           959               1984       1996
    Rincon Centre                                   24,091         1,942               1984       1996
    Valley Centre II                                24,673         1,893               1980       1996
    Valley Office Centre                            11,659           809               1981       1996
    Valley Centre                                   11,818           950               1980       1996
    Valley Business Park II                         17,389         1,331               1979       1996
    Rio Robles                                      46,908         4,223               1985       1996
    3745 North First Street                          8,692           773               1984       1997
    Baytech Business Park                           38,991         2,335               1998       1997
    3571 North First Street                         15,229         1,026               1985       1997
    San Mateo Center I                              14,938           987               1986       1997
    Oakmead West Land A-G                           64,436         5,760               1998       1997
    San Mateo II & III                              26,271         2,012               1985       1997



(In Thousands)
                                                                                                                  Gross Amount
                                                                                               Costs            at Which Carried
                                                                  Initial Costs             Capitalized        at Close of Period
                                                                  -------------                             ------------------------
                                                                            Buildings and   Subsequent to              Building and
Properties                                     Encumbrances       Land       Improvements   Acquisition/3/   Land      Improvements
----------                                     ------------       ----       -----------------------------   ----      ------------
    Hacienda West                                       -           6,468        24,062          1,218       6,492        25,256

    Sunnyvale Technology Center                    32,179 /5/      12,098        16,131            146      12,106        16,269
    Clarify Corporate Center 1, 2, 3, 4                 -          17,574             -         31,059      17,470        31,163
    Valley Technology Center 1, 2, 3, 4 & 5             -          32,910             -         47,812      34,645        46,077
    Golden Gateway Commons                              -          21,112        51,689          1,840      21,166        53,475
    Techmart Commerce Center                            -               -        36,594          1,976           -        38,570
    Freemont Technology Park 1, 2, 3                    -          10,122        10,797         (1,455)      8,475        10,989

Denver, CO:
    Harlequin Plaza                                     -           4,746        21,344          7,773       4,747        29,116
    Quebec Court I & II                                 -           2,368        19,819         10,267       2,371        30,083
    Quebec Centre                                       -           1,423         5,659            859       1,423         6,518
    Dry Creek Corporate Center                          -          10,575             -         10,096      12,104         8,567

Seattle, WA:
    Redmond                                        26,616           6,957        32,390          3,098       6,972        35,473
    Redmond Hilltop B & C                               -           2,511             -          7,925       2,489         7,947
    Canyon Park                                         -           7,643        23,624          2,705       5,782        28,190
    Willow Creek                                        -           1,709         6,972             79       1,724         7,036
    Willow Creek Corp. Center 1, 2, 3, 4, 5, 6          -           6,485             -         39,936       5,778        40,643
    Canyon Park Commons 1, 2, 4                     5,196           5,592         9,958         20,896       6,740        29,706
    Canyon Point                                        -           6,225             -            611       6,817            19

Salt Lake City, UT:
    Sorenson Research Park                          3,936           4,389        25,304          3,264       5,017        27,940
    Sorenson XI                                         -           1,490             -          5,682       3,115         4,057
    Wasatch Corporate Center                       12,269           3,318        15,495            465       3,587        15,691
    Wasatch Corporate Center 17, 18                     -           2,636             -         11,602       2,537        11,701
    Wasatch Corporate Center 16                         -           1,172             -          1,001       2,173             -
    Creekside/1/                                        -               -         3,150          8,410           -        11,560

Chicago, IL:
    Parkway North I                                24,164           3,727        29,146          2,110       3,733        31,250
    Unisys                                              -           6,387        45,111          4,672       6,346        49,824
    The Crossings                                       -           5,268        34,215          2,883       5,289        37,077
    Bannockburn I & II                             17,714           3,448        22,928          4,580       3,472        27,484
    Bannockburn IV                                      -           1,914        12,729            534       1,924        13,253

Austin, TX:
    City View Centre                                    -           1,718        13,854          1,155       1,720        15,007
    City View Center                                    -           1,890             -         13,647       2,107        13,430
    Braker Pointe/1/                                    -           6,602             -          9,743       2,978        13,367
    Tower of the Hills                                  -           1,633        13,625          1,002       1,634        14,626

Dallas, TX:
    Cedar Maple Plaza                                   -           1,220        10,982          1,039       1,225        12,016
    Quorum North                                    6,369           1,357         9,078          1,249       1,368        10,316
    Quorum Place                                        -           1,941        14,234          1,800       1,954        16,021
    Tollway Plaza 1, 2                                  -           2,960             -         47,451       3,959        46,452
    Tollway Plaza 3                                     -           2,522             -            527       3,049             -
    Royal Ridge IV & V                                  -           6,586             -            137       6,723             -
    Two Mission Park                                    -             823         4,326            928         831         5,246
    Commons @ Las Colinas 1, 3                          -           9,990             -         90,643      10,032        90,601
    5000 Quorum                                         -           1,774        15,616            994       1,782        16,602

Phoenix, AZ:
    Camelback Lakes                                     -           5,476        21,365         (5,391)      4,275        17,175

                                                               Accumulated         Date of      Year of
Properties                                          Total      Depreciation    Construction   Acquisition
----------                                          -----      ------------    ------------   -----------
    Hacienda West                                   31,748         2,606               1987       1998

    Sunnyvale Technology Center                     28,375         1,605          1971-1975       1998
    Clarify Corporate Center 1, 2, 3, 4             48,633         2,961               1999       1998
    Valley Technology Center 1, 2, 3, 4 & 5         80,722         2,578               1998       1998
    Golden Gateway Commons                          74,641         5,332          1980-1984       1998
    Techmart Commerce Center                        38,570         3,693               1987       1998
    Freemont Technology Park 1, 2, 3                19,464         1,055               1999       1998

Denver, CO:
    Harlequin Plaza                                 33,863         5,559               1981       1996
    Quebec Court I & II                             32,454         5,410          1979-1980       1996
    Quebec Centre                                    7,941         1,442               1985       1996
    Dry Creek Corporate Center                      20,671             -               1999       1998

Seattle, WA:
    Redmond                                         42,445         7,085          1988-1992       1996
    Redmond Hilltop B & C                           10,436         1,854               1998       1996
    Canyon Park                                     33,972         4,605               1989       1997
    Willow Creek                                     8,760           853               1981       1997
    Willow Creek Corp. Center 1, 2, 3, 4, 5, 6      46,421         6,587               1998       1997
    Canyon Park Commons 1, 2, 4                     36,446         2,240         1988, 2000       1997
    Canyon Point                                     6,836             -                          2000

Salt Lake City, UT:
    Sorenson Research Park                          32,957         3,511       1988-1997          1997
    Sorenson XI                                      7,172           394            1999          1997
    Wasatch Corporate Center                        19,278         1,850            1996          1997
    Wasatch Corporate Center 17, 18                 14,238         1,292       1998-1999          1997
    Wasatch Corporate Center 16                      2,173             -             N/A          1999
    Creekside/1/                                    11,560             -             N/A          2000

Chicago, IL:
    Parkway North I                                 34,983         5,193       1986-1989          1996
    Unisys                                          56,170         7,814       1984-1985          1996
    The Crossings                                   42,366         5,863            1985          1997
    Bannockburn I & II                              30,956         3,859            1980          1997
    Bannockburn IV                                  15,177         1,675            1988          1997

Austin, TX:
    City View Centre                                16,727         2,978            1985          1996
    City View Center                                15,537         2,239            1998          1996
    Braker Pointe/1/                                16,345             -             N/A          1997
    Tower of the Hills                              16,260         1,552            1986          1997

Dallas, TX:
    Cedar Maple Plaza                               13,241         1,639            1985          1997
    Quorum North                                    11,684         1,549            1983          1997
    Quorum Place                                    17,975         2,455            1981          1997
    Tollway Plaza 1, 2                              50,411         4,291            1998          1997
    Tollway Plaza 3                                  3,049             -             N/A          1997
    Royal Ridge IV & V                               6,723             -             N/A          2000
    Two Mission Park                                 6,077           821            1983          1997
    Commons @ Las Colinas 1, 3                     100,633         4,635            1999          1998
    5000 Quorum                                     18,384         1,735            1984          1998

Phoenix, AZ:
    Camelback Lakes                                 21,450         2,923            1982          1996

               CarrAmerica Realty Corporation and Subsidiaries
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2000



(In Thousands)
                                                                                               Costs          Gross Amount at Which
                                                                  Initial Costs             Capitalized   Carried at Close of Period
                                                                  -------------                           --------------------------
                                                                            Buildings and   Subsequent to              Building and
Properties                                     Encumbrances       Land       Improvements   Acquisition/3/   Land      Improvements
----------                                     ------------       ----       -----------------------------   ----      ------------
    Pointe Corridor                                     -           2,396        12,580          1,696       2,401        14,271
    Four Gateway                                        -           3,420             -         14,287       3,473        14,234
    Highland Park                                       -           1,956         5,544          1,385       1,974         6,911
    The Grove @ Black Canyon                            -           1,748         9,658            687       1,754        10,339
    Qwest Communications                           42,441          18,517        74,069            786      18,641        74,731
    Concord Place                                   7,374           3,337        16,675          1,105       3,348        17,769

Portland, OR:
    Sunset Corporate Park                               -           4,932             -         13,914       4,258        14,588
    Rock Creek Corp Center                              -           2,614             -         15,714       2,575        15,753

Atlanta, GA:
    Glenridge                                           -           1,423         4,871            201       1,292         5,203
    Century Springs West                           19,522 /6/       1,642         7,646         (1,161)      1,280         6,847
    Holcomb Place                                       -           1,419         4,574            289       1,421         4,861
    Midori                                              -           1,802         6,715          2,885       2,320         9,082
    Parkwood                                            -           2,080        12,678          4,249       2,362        16,645
    Lakewood                                            -           1,040         6,789            648       1,055         7,422
    The Summit                                          -           2,237        15,027          1,207       2,241        16,230
    Spalding Ridge                                      -           1,550         4,950          7,963       1,678        12,785
    2400 Lake Park Drive                                -             805         6,539          1,183         812         7,715
    680 Engineering Drive                               -             559         3,420            299         563         3,715
    Embassy Row                                         -           7,916        36,907          3,704       7,959        40,568
    Embassy 100, 500                                    -           4,328             -         28,768       4,351        28,745
    Waterford Centre                                    -           1,110         7,737            614       1,115         8,346
    Preston Ridge                                       -           1,993             -            336       2,329             -
    Forum/1/                                            -           1,732             -            633           -         2,365

Boca Raton, FL:
    Peninsula Corporate Center                          -           2,933             -          3,654       6,587             -
                                                ---------       ---------    ----------      ---------   ---------    ----------
PROPERTY TOTALS                                   560,158         683,766     1,476,241        788,530     692,098     2,256,439

    Intercompany elimination                            -               -             -        (38,933)        212       (39,145)
                                                ---------       ---------    ----------      ---------   ---------    ----------
TOTAL                                           $ 560,158       $ 683,766    $1,476,241      $ 749,597   $ 692,310    $2,217,294
                                                =========       =========    ==========      =========   =========    ==========

                                                               Accumulated         Date of      Year of
Properties                                          Total      Depreciation    Construction   Acquisition
----------                                          -----      ------------    ------------   -----------
    Pointe Corridor                                 16,672         2,471            1990          1996
    Four Gateway                                    17,707         1,462       1998-1999          1997
    Highland Park                                    8,885         1,054            1986          1997
    The Grove @ Black Canyon                        12,093         1,259            1986          1997
    Qwest Communications                            93,372         6,954            1988          1997
    Concord Place                                   21,117         1,382            1989          1998

Portland, OR:
    Sunset Corporate Park                           18,846           729            1999          1998
    Rock Creek Corp Center                          18,328           474            1999          1998

Atlanta, GA:
    Glenridge                                        6,495           833            1986          1996
    Century Springs West                             8,127         1,045            1982          1996
    Holcomb Place                                    6,282           714            1982          1996
    Midori                                          11,402         1,264            1989          1996
    Parkwood                                        19,007         2,704            1985          1996
    Lakewood                                         8,477         1,138            1985          1996
    The Summit                                      18,471         2,532            1986          1996
    Spalding Ridge                                  14,463         2,337            1998          1996
    2400 Lake Park Drive                             8,527         1,128            1982          1997
    680 Engineering Drive                            4,278           685            1985          1997
    Embassy Row                                     48,527         6,293            1983          1997
    Embassy 100, 500                                33,096         2,166       1998-1999          1997
    Waterford Centre                                 9,461           860            1985          1998
    Preston Ridge                                    2,329             -             N/A          1997
    Forum/1/                                         2,365             -             N/A          2000

Boca Raton, FL:
    Peninsula Corporate Center                       6,587             -             N/A          1997
                                                ----------     ----------
PROPERTY TOTALS                                  2,948,537       382,320

    Intercompany elimination                       (38,933)       (1,060)
                                                ----------     ----------
TOTAL                                           $2,909,604     $ 381,260
                                                ==========     ==========

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

     Base building                                               30 to 50 years
     Building components                                         7 to 20 years
     Tenant improvements                                         Lesser of the terms of the leases or useful lives of the assets
     Leasehold improvements, furniture, fixtures and equipment   5 to 15 years

The aggregate cost for federal income tax purposes was approximately $2,529,200,000 at December 31, 2000.

The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2000, 1999 and 1998 are as follows:

                                                           Real Estate Assets
                                            -----------------------------------------
(In thousands)                                  2000              1999          1998
--------------                                  ----              ----          ----
Balance, beginning of period                $ 3,287,885       $3,401,088    $2,677,144
    Discontinued operations                           -          (56,471)      (46,561)
    Acquisitions                                 36,791           40,525       492,498
    Improvements                                176,866          345,716       442,288
    Sales, retirements and write-offs          (591,938)        (442,973)     (164,281)
                                            -----------       ----------    ----------
Balance, end of period                      $ 2,909,604       $3,287,885    $3,401,088
                                            ===========       ==========    ==========
                                                    Accumulated Depreciation
                                            -----------------------------------------
                                                2000              1999          1998
                                                ----              ----          ----
 Balance, beginning of period               $ 323,455         $ 257,215     $ 183,343
   Discontinued operations                          -           (11,264)       (4,320)
   Depreciation for the period                110,052           114,388        94,708
   Sales, retirements and
     write-offs                               (52,247)          (36,884)      (16,516)
                                            ---------         ---------     ---------
 Balance, end of period                     $ 381,260         $ 323,455     $ 257,215
                                            =========         =========     =========


/1/     Under construction as of December 31, 2000. Construction costs are shown under building and improvements until completion. At completion, costs will be allocated between land and building and improvements.

               CarrAmerica Realty Corporation and Subsidiaries
Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2000

                                                                                               Costs        Gross Amount at Which
                                                                  Initial Costs             Capitalized   Carried at Close of Period
                                                                  -------------                           --------------------------
                                                                            Buildings and   Subsequent to              Building and
Properties                                     Encumbrances       Land       Improvements   Acquisition/3/   Land      Improvements
----------                                     ------------       ----       -----------------------------   ----      ------------
/2/  We lease approximately 78,000 square feet of office space for our headquarters.
/3/  Costs capitalized are offset by retirements and writeoffs.
/4/  Secured by Valley Business Park II and 3745 North First Street.
/5/  Secured by Sunnyvale Technology Center, Highland Corporate Center and Hacienda West.
/6/  Secured by Century Springs West, Glenridge, Midori , Lakewood and Parkwood.
/7/  Secured by International Square, 1730 Pennsylvania Avenue and 1255 23rd Street.

                                                                                        Accumulated         Date of      Year of
Properties                                                                  Total      Depreciation    Construction   Acquisition
----------                                                                  -----      ------------    ------------   -----------
/2/  We lease approximately 78,000 square feet of office space for our headquarters.
/3/  Costs capitalized are offset by retirements and writeoffs.
/4/  Secured by Valley Business Park II and 3745 North First Street.
/5/  Secured by Sunnyvale Technology Center, Highland Corporate Center and Hacienda West.
/6/  Secured by Century Springs West, Glenridge, Midori , Lakewood and Parkwood.
/7/  Secured by International Square, 1730 Pennsylvania Avenue and 1255 23rd Street.