Form 10-Q
period 2001-03-31
CARRAMERICA REALTY CORP
filed 2001-05-15
CIK 893577

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       FOR QUARTER ENDED March 31, 2001
                                         --------------

                          COMMISSION FILE NO. 1-11706
                                              -------


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


            Number of shares outstanding of each of the registrant's
                  classes of common stock, as of  May 2, 2001:

           Common Stock, par value $.01 per share:  62,078,976 shares
-------------------------------------------------------------------------------

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

                           YES   X                NO
                                ---                   ---

                                     Index
                                     -----


                                                            Page
                                                            ----
Part I: Financial Information
-----------------------------

Item 1. Financial Statements

        Consolidated balance sheets of CarrAmerica Realty
         Corporation and subsidiaries as of March 31, 2001
         (unaudited) and December 31, 2000..........................         4

        Consolidated statements of operations of CarrAmerica
         Realty Corporation and subsidiaries for the three
         months ended  March 31, 2001 and 2000 (unaudited)..........         5

        Consolidated statements of cash flows of CarrAmerica
         Realty Corporation and subsidiaries for the three
         months ended March 31, 2001 and 2000 (unaudited)...........         6

        Notes to consolidated financial statements (unaudited)......    7 to 9

        Independent Accountants' Review Report......................         10

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................  11 to 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk..        16

Part II: Other Information
--------------------------

Item 6. Exhibits and Reports on Form 8-K............................        17

                                     Part I
                                     ------


Item 1.  Financial Information
         ---------------------

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflect all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
    Consolidated Balance Sheets As Of March 31, 2001 and December 31, 2000
-------------------------------------------------------------------------------

                                                                                            March 31,            December 31,
(In thousands, except per share and share amounts)                                             2001                 2000
                                                                                      -------------------     ----------------
                                                                                           (unaudited)
Assets
-------
Rental property:
  Land                                                                           $   628,277           $  644,326
  Buildings                                                                        1,778,131            1,836,214
  Tenant improvements                                                                331,571              325,936
  Furniture, fixtures and equipment                                                    3,061                6,844
                                                                                 -----------           ----------
                                                                                   2,741,040            2,813,320
  Less: Accumulated depreciation                                                    (397,043)            (381,260)
                                                                                 -----------           ----------
    Total rental property                                                          2,343,997            2,432,060

Land held for development or sale                                                     77,617               47,984
Construction in progress                                                              33,542               48,300
Cash and cash equivalents                                                             47,799               24,704
Restricted deposits                                                                   30,474               39,482
Accounts and notes receivable                                                         38,549               70,693
Investments in unconsolidated entities                                               275,610              269,193
Accrued straight-line rents                                                           57,064               54,960
Tenant leasing costs, net                                                             53,618               54,522
Deferred financing costs, net                                                         10,570               11,311
Prepaid expenses and other assets, net                                                19,507               19,632
                                                                                 -----------           ----------
                                                                                  $2,988,347           $3,072,841
                                                                                 ===========           ==========
Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------

Liabilities:
  Mortgages and notes payable                                                     $1,253,095            1,211,158
  Accounts payable and accrued expenses                                               69,687               96,147
  Rents received in advance and security deposits                                     29,880               29,143
                                                                                 -----------           ----------
     Total liabilities                                                             1,352,662            1,336,448


Minority interest                                                                     88,042               89,687

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 35,000,000 shares:
    Series A Cumulative Convertible Redeemable Preferred Stock,
      480,000 shares issued and outstanding at March 31, 2001
      and December 31, 2000 with an aggregate
      liquidation preference of $12.0 million                                              5                    5
    Series B, C, and D Cumulative Redeemable Preferred Stock,
      8,800,000 shares issued and outstanding with an aggregate
      liquidation preference of $400.0 million                                            88                   88
    Common Stock, $.01 par value, authorized 180,000,000 shares issued and outstanding 62,079,973 shares at March 31, 2001
      and 65,017,623 shares at December 31, 2000                                         621                   650
    Additional paid-in capital                                                     1,665,373            1,755,985

    Cumulative dividends in excess of net income                                    (118,444)            (110,022)
                                                                                 -----------           ----------
      Total stockholders' equity                                                   1,547,643            1,646,706
                                                                                 -----------           ----------
Commitments and contingencies                                                     $2,988,347           $3,072,841
                                                                                  ==========           ==========

         See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 2001 and 2000
-------------------------------------------------------------------------------
(Unaudited and in thousands, except per share amounts)

                                                                          2001                       2000
                                                                       ---------                   --------
Operating revenues:
  Rental revenue:
    Minimum base rent                                                   $106,210                   $113,880
    Recoveries from tenants                                               14,041                     16,834
    Parking and other tenant charges                                       3,538                      5,911
                                                                       ---------                   --------
      Total rental revenue                                               123,789                    136,625
    Real estate service revenue                                           10,137                      4,941
                                                                       ---------                   --------
      Total operating revenues                                           133,926                    141,566
                                                                       ---------                   --------
Operating expenses:
  Property expenses:
    Operating expenses                                                    32,041                     32,282
    Real estate taxes                                                      9,567                     11,946
  Interest expense                                                        20,860                     26,890
  General and administrative                                              14,401                      9,772
  Depreciation and amortization                                           30,825                     32,149
                                                                       ---------                   --------
      Total operating expenses                                           107,694                    113,039
                                                                       ---------                   --------
      Real estate operating income                                        26,232                     28,527
                                                                       ---------                   --------
Other income:
  Interest income                                                          1,104                        877
  Equity in earnings of unconsolidated entities                            3,354                      1,449
                                                                       ---------                   --------
      Total other income                                                   4,458                      2,326
                                                                       ---------                   --------
      Income from continuing operations before income
        taxes, minority interest, and gain on sale of assets
        and other provisions, net                                         30,690                     30,853
Income taxes                                                                 (47)                       --
Minority interest                                                         (1,453)                    (3,055)
Gain on sale of assets and other provisions, net                           1,076                      5,354
                                                                       ---------                   --------
      Income from continuing operations                                   30,266                     33,152

Discontinued operations - Loss from executive suites operations
  (net of applicable income tax benefit of $218)                              --                     (1,380)
                                                                       ---------                   --------
      Net income                                                        $ 30,266                   $ 31,772
                                                                       =========                   ========
  Basic net income per common share:
    Income from continuing operations                                   $   0.34                   $   0.36
    Discontinued operations                                                  --                       (0.02)
                                                                       ---------                   --------
      Net income                                                        $   0.34                   $   0.34
                                                                       =========                   ========
  Diluted net income per common share:
    Income from continuing operaitons                                   $   0.32                   $   0.36
    Discontinued operations                                                  --                      (0.02)
                                                                       ---------                   --------
      Net income                                                        $   0.32                   $   0.34
                                                                       =========                   ========




         See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                                   2001                   2000
                                                                                              ---------------    -------------------
Cash flows from operating activities:
  Net income                                                                                     $  30,266               $ 31,772
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                                   30,825                 32,149
    Minority interest                                                                                1,453                  2,999
    Equity in earnings of unconsolidated entities                                                   (3,354)                (1,448)
    Gain on sale of assets and other provisions, net                                                (1,076)                (5,354)
    Stock and units issued in connection with compensation plans                                       665                    597
    Other                                                                                              927                     (3)
  Change in assets and liabilities:
    Decrease in accounts and notes receivable                                                       31,206                  5,788
    Increase in accrued straight-line rents                                                         (3,292)                (2,674)
    Additions to tenant leasing costs                                                               (3,752)                (3,479)
    Increase in prepaid expenses and other assets                                                     (990)                (4,999)
    Decrease in accounts payable and accrued expenses                                              (26,506)                (2,097)
    Increase in rent received in advance and security deposits                                       1,267                    586
                                                                                                  --------               --------
      Total adjustments                                                                             27,373                 22,065
                                                                                                  --------               --------
      Net cash provided by operating activities                                                     57,639                 53,837
                                                                                                  --------               --------
Cash flows from investing activities:
  Acquisition and development of rental property                                                    (5,887)               (34,878)
  Additions to land held for development or sale                                                   (32,667)                (5,410)
  Additions to construction in progress                                                             (9,713)               (14,148)
  Acquisition and development of executive suites assets                                                --                 (2,977)
  Distributions from unconsolidated entities                                                         2,314                  1,401
  Investments in unconsolidated entities                                                            (5,433)                (1,385)
  Acquisition of minority interest                                                                    (665)                  (229)
  Decrease (increase) in restricted deposits                                                         9,008                   (579)
  Proceeds from sales of properties                                                                 98,328                 32,761
                                                                                                  --------               --------
    Net cash provided by (used by) investing activities                                             55,285                (25,444)
                                                                                                  --------               --------
Cash flows from financing activities:
  Repurchase of common stock                                                                      (104,492)                   --
  Exercises of stock options                                                                        13,339                    --
  Net borrowings on unsecured credit facility                                                       53,000                 10,000
  Net repayments of mortgages payable                                                              (11,063)                (3,478)
  Dividends and distributions to minority interests                                                (40,613)               (42,502)
  Contributions from minority interests                                                               --                       44
                                                                                                  --------               --------
  Net cash used by financing activities                                                            (89,829)               (35,936)
                                                                                                  --------               --------
    Increase (decrease) in unrestricted cash and cash equivalents                                   23,095                 (7,543)

Unrestricted cash and cash equivalents, beginning of the period                                     24,704                 51,886
                                                                                                  --------               --------
Unrestricted cash and cash equivalents, end of the period                                        $  47,799               $ 44,343
                                                                                                 =========               ========
Supplemental disclosure of cash flow information:
  Cash paid for interest (net of capitalized interest of $1,792 and $3,218 for the three months ended March 31, 2001 and 2000, respectively)
                                                                                                 $  20,419               $ 31,997
                                                                                                 =========               ========



         See accompanying notes to consolidated financial statements.

                CARAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Business

          We are a fully integrated, self-administered and self-managed publicly traded real estate investment trust ("REIT"), organized under the laws of Maryland. We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected suburban markets across the United States.

     (b)  Basis of Presentation

          Our accounts and those of our majority-owned/controlled subsidiaries and affiliates are consolidated in the financial statements. We use the equity or cost methods, as appropriate in the circumstances, to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not majority owned or controlled by us.

          Management has made estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the evaluation of impairment of long-lived assets, determination of useful lives of assets subject to depreciation or amortization and evaluation of the collectibility of accounts and notes receivable. Actual results could differ from these estimates.

     (c)  Interim Financial Statements

          The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of the results for the interim periods, and all adjustments are of a normal, recurring nature.

     (d)  New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted this statement as of January 1, 2001 and adoption had no effect on the financial statements. We had no derivative instruments as of March 31, 2001.

     (e)  Earnings Per Share and Dividends

          The following table sets forth information relating to the computations of our basic and diluted earnings per share for income from continuing operations:

                CARAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                     Three Months Ended                        Three Months Ended
                                                        March 31, 2001                           March 31, 2000
                                        -----------------------------------------   ---------------------------------------

(In thousands,                              Income        Shares       Per Share      Income         Shares        Per Share
except per share amounts)                 (Numerator)  (Denominator)    Amount      (Numerator)   (Denominator)     Amount
                                        -----------------------------------------   ----------------------------------------

Basic EPS                                   $21,617        63,186         $0.34       $24,375          66,967         $0.36
                                                                          =====                                       =====
Effect of Dilutive Securities
  Stock options                                 --          1,419           --            --             248
  Stock units                                 1,344         6,073           --            --
                                            -------        ------         -----       -------          ------         -----
Diluted EPS                                 $22,961        70,678         $0.32       $24,375          67,215         $0.36
                                            =======        ======         =====       =======          ======         =====

          Income from continuing operations has been reduced by preferred stock dividends of $8,649 and $8,777 for the three months ended March 31, 2001 and 2000, respectively.

          The effects of convertible units in CarrAmerica Realty, L.P. and Carr Realty, L.P. and Series A Convertible Preferred Stock are not included in the computation of diluted earnings per share for the period in which their effect is antidilutive.

     (f)  Reclassifications

          Certain reclassifications of prior period amounts have been made to conform to the current period's presentation.

(3)  Discontinued Operations

     On January 20, 2000, we, along with HQ Global Workplaces, Inc. (HQ Global), VANTAS Incorporated (VANTAS) and FrontLine Capital Group, entered into several agreements that contemplated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine Capital Group of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interest in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. On June 1, 2000, we consummated the transactions.

     As part of the HQ Global/VANTAS transactions, we received put rights with respect to our continuing interest in HQ Global. These rights can be exercised at specified times at our option if HQ Global has not completed an initial public offering. A portion of the put is exercisable in late 2001, with the balance exercisable in June 2002. Payment for our HQ Global stock will be based on the fair market value of our investment and can be made either in cash, a short-term note (in case of the 2001 put right) or delivery of common stock of FrontLine Capital Group, a NASDAQ-listed company and the majority shareholder of HQ Global.

(4)  Gain on Sale of Assets and Other Provisions, Net

     We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable.
     During the three months ended March 31, 2001, we disposed of seven operating properties, one property under development and one parcel of land that was being held for development. We recognized a net gain of $2.0 million on these transactions, net of taxes of $2.0 million. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the three months ended March 31, 2001. During the three months ended March 31, 2000, we disposed of four operating properties. We recognized a net gain of $5.4 million, net of taxes of $0.3 million.

(5)  Segment Information

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

                CARAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

     segments offer different products and services and are managed separately because each requires different business strategies and management expertise.

     Operating results of our reportable segments and our other operations for the three months ended March 31, 2001 and 2000 are summarized and reconciled to net income for the applicable period as follows:

                                                                  For the three months ended March 31, 2001
                                                --------------------------------------------------------------------------------

                                                   Real Estate
                                                     Property           Development             Other
(In millions)                                       Operations          Operations            Operations              Total
                                                ----------------    -----------------    -----------------     -----------------

Operating revenue                                      $123.8                  6.2                  3.9                $133.9
Segment expense                                          41.7                  1.5                 12.9                  56.1
                                                       ------                  ---               -------               ------
Net segment revenue (expense)                            82.1                  4.7                 (9.0)                 77.8
Interest expense                                         11.1                    -                  9.8                  20.9
Other income (expense), net                               7.0                  0.2                 (1.0)                  6.2
                                                       ------                  ---               -------               ------
 Funds from operations                                 $ 78.0                  4.9                (19.8)                 63.1
                                                       ======                  ===               =======
Adjustments:
  Depreciation and amortization                                                                                         (32.4)
                                                                                                                       -------
Income from continuing operations
  before minority interest
  and gain on sale of assets
  and other provisions, net                                                                                              30.7
Minority interest and gain on
  sale of assets and other
  provisions, net                                                                                                        (0.4)
                                                                                                                       -------
    Net income                                                                                                         $ 30.3
                                                                                                                       =======



                                                         For the three months ended March 31, 2000
                                                     -----------------------------------------------------------------------
                                                        Real Estate
                                                         Property     Development      Other
(In millions)                                           Operations    Operations     Operations      Total
                                                        -----------   -----------    ----------    ---------

Operating revenue                                            $136.6        1.9            3.1         $141.6
Segment expense                                                44.2        1.0            8.8           54.0
                                                             ------        ---          ------        ------
Net segment revenue (expense)                                  92.4        0.9           (5.7)          87.6
Interest expense                                               12.8         -            14.1           26.9
Other income (expense), net                                     1.2         -             0.1            1.3
                                                             ------        ---          ------        ------
Funds from operations                                        $ 80.8        0.9          (19.7)          62.0
                                                             ======        ===          ======
Adjustments:
  Depreciation and amortization                                                                        (31.1)
                                                                                                      -------

Income from continuing operations
  before minority interest
  and gain on sale of assets
  and other provisions, net                                                                             30.9
Minority interest and gain on sale
  of assets and other provisions, net                                                                    2.3
Discontinued operations, net of income tax                                                              (1.4)
                                                                                                      -------
    Net income                                                                                        $ 31.8
                                                                                                      =======

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors and Stockholders
CarrAmerica Realty Corporation:

We have reviewed the condensed consolidated balance sheet of CarrAmerica Realty Corporation and subsidiaries as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CarrAmerica Realty Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                           /s/KPMG LLP

Washington, D.C.
May 1, 2001

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

     The discussion and analysis of operating results focuses on our segments as management believes that segment analysis provides the most effective means of understanding the business. Our reportable operating segments are real estate property operations and development operations. Other business activities and operations, which are not reported separately, are included in other operations. Executive office suites operations are presented as discontinued operations in our financial statements.

     Our operating segments' performance is measured using funds from operations. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

 . Net income (loss) - computed in accordance with generally accepted accounting principles (GAAP);

 . Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;

 . Plus depreciation and amortization of assets uniquely significant to the real estate industry;

 .  Plus or minus adjustments for unconsolidated partnerships and joint ventures
   (to reflect funds from operations on the same basis).

Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions.

RESULTS OF OPERATIONS

Real Estate Property Operations

     Operating results of real estate property operations are summarized as follows:


------------------------------------------------------------------------------
                                           For the three
                                            months ended
                                          --------------------    Variance
Real Estate Operations                       March 31,            ---------
----------------------                    --------------------     2001 vs.
(in millions)                                2001       2000         2000
                                            ------     -------    ---------
Operating revenue                            $123.8     $136.6      $(12.8)
Segment expense                                41.7       44.2        (2.5)
Interest expense                               11.1       12.8        (1.7)
Other income, net                               7.0        1.2         5.8
------------------------------------------------------------------------------

     Real estate operating revenues decreased $12.8 million (9.4%) in 2001 as compared to 2000. This decrease resulted from the dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C. In August 2000, we contributed properties to Carr Office Park, L.L.C., a joint venture in which we have a 35% interest. The decrease in revenues was partially offset by development properties being placed in service and "same store" rental growth. Same store rental revenues grew by approximately 4.6% (approximately $4.6 million). This increase was due primarily to an increase in average rental rates in properties in the San Francisco Bay area and San Diego, California.

     Real estate operating expenses decreased $2.5 million (5.7%) in 2001 as compared to 2000. This was due to the disposition of properties, including the properties contributed to Carr Office Park, L.L.C., partially offset by an increase in same store operating expenses of approximately $2.9 million (10.1%).

     Real estate interest expense decreased $1.7 million (13.3%) in 2001 as compared to 2000. This decrease was principally the result of the retirement of certain mortgages following certain property dispositions.

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

     Real estate other income increased $5.8 million (483.3%) in 2001 as compared to 2000. This increase was primarily the result of equity in earnings of unconsolidated entities (excluding depreciation), primarily from the investment in Carr Office Park, L.L.C.

Development Operations

     Operating results of development operations are summarized as follows:


---------------------------------------------------------------------------------
                                             For the three
                                             months ended               Variance
Development Operations                         March 31,                --------
----------------------                     ------------------            2001 vs.
(in millions)                               2001        2000               2000
                                           -----       -----             --------
Operating revenue                           $ 6.2      $ 1.9              $ 4.3
Segment expense                               1.5        1.0                0.5
Interest expense                              -           -                  -
Other income, net                             0.2         -                 0.2
---------------------------------------------------------------------------------



     Revenue from our development operations increased $4.3 million (226.3%) in 2001 compared to 2000. This increase resulted primarily from our expanded operations in this area, including services provided to Carr Office Park, L.L.C. and other unconsolidated joint ventures in connection with their development of new properties.

     The expenses for our development operations increased $0.5 (50%) million in 2001 compared to 2000. The increase in expenses was principally related to more development projects for affiliates and third parties.

Other Operations

     Operating results of other operations are summarized as follows:

-------------------------------------------------------------------------------------
                                            For the three
                                             months ended                   Variance
Other Operations                               March 31,                    ---------
----------------                      ---------------------------            2001 vs.
(in millions)                           2001                2000               2000
                                       -----               -----             --------
Operating revenue                      $ 3.9               $ 3.1              $ 0.8
Segment expense                         12.9                 8.8                4.1
Interest expense                         9.8                14.1               (4.3)
Other (expense) income, net             (1.0)                0.1               (1.1)
-------------------------------------------------------------------------------------



     Revenues from our other operations increased $0.8 million (25.8%) in 2001 as compared to 2000. The increase in 2001 resulted primarily from expansion of our operations in the area of managing rental properties for affiliates and others. In particular, in August 2000, we began providing leasing and management services to Carr Office Park, L.L.C.

     Expenses of our other operations increased $4.1 million (46.6%) in 2001 compared to 2000. The increase was due primarily to our expanded property management operations discussed above and professional fees associated with internal process improvement efforts and other initiatives.

     Interest expense decreased $4.3 million (30.5%) in 2001 compared to 2000 and was primarily due to lower debt levels partially offset by a decrease in capitalized interest due to a lower level of development activity.

Depreciation and Amortization

     Depreciation and amortization decreased $1.3 million (4.1%) in 2001 compared to 2000. This decrease was due primarily to dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C., partially offset by development properties being placed in service.

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

Gain on Sale of Assets and Other Provisions, Net

     We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs. During the three months ended March 31, 2001, we disposed of seven operating properties, one property under development and one parcel of land that was being held for development. We recognized a net gain of $2.0 million on these transactions, net of taxes of $2.0 million. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the three months ended March 31, 2001. During the three months ended March 31, 2000, we disposed of four operating properties. We recognized a net gain of $5.4 million, net of taxes of $0.3 million.

Consolidated Cash Flows

     Consolidated cash flow information is summarized as follows:

----------------------------------------------------------------------------------------------------
                                                             For the three
                                                             months ended                  Variance
                                                               March 31,                   ---------
                                                     ---------------------------            2001 vs.
(in millions)                                          2001               2000                2000
                                                      ------             ------              ------
Cash provided by operating activities                 $ 57.6             $ 53.8              $  3.8
Cash provided by (used in) investing activities         55.3              (25.4)               80.7
Cash used by financing activities                      (89.8)             (35.9)              (53.9)
----------------------------------------------------------------------------------------------------


     Operations generated $57.6 million of net cash in 2001 compared to $53.8 million in 2000. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

     Our investing activities provided net cash of $55.3 million in 2001 and used net cash of $25.4 million in 2000. The increase in net cash provided by investing activities in 2001 is primarily due to proceeds from sales of properties being $65.6 million more than in 2000 and restricted deposits decreasing $9.0 million due to the release of escrow funds related to the purchase of land.

     Financing activities used net cash of $89.8 million in 2001 compared to $35.9 million in 2000. In 2001, we purchased over three million shares of our common stock at a cost of $104.5 million. The stock purchases were partially funded by draws on our credit line which were $53.0 million in 2001 compared to $10.0 million in 2000. Stock option exercises provided $13.3 million of cash in 2001.

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

     We have three investment grade ratings. As of March 31, 2001, Duff & Phelps Credit Rating Co. and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody's Investor Service has assigned its Baa3 rating to our prosepctive senior unsecured debt offerings and its Ba2 rating to our prospective cumulative preferred stock offerings.

     Our total debt at March 31, 2001 was approximately $1.3 billion, of which $229.0 million (18.3%) bore a LIBOR-based floating interest rate. The interest rate on borrowings on our unsecured credit facility at March 31, 2001 was 5.78%. The interest rate of the unsecured credit facility is 70 basis points over 30-day LIBOR. Our fixed rate mortgage payable debt bore an effective weighted average interest rate of 8.10% at March 31, 2001. The weighted average term of this debt is six years. At March 31, 2001, our debt represented 34.7% of our total market capitalization of $3.6 billion.

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

     We have a $450.0 million unsecured credit facility. As of March 31, 2001, $229.0 million was drawn on the credit facility, $1.8 million in letters of credit were outstanding and we had $219.2 million available for borrowing. This credit facility matures in August 2001 and we are in the process of negotiating the terms of renewal. Based on the progress of the negotiations, we expect that we will continue to have credit available to meet our needs on satisfactory terms.

     Rental revenue and real estate service revenue have been our principal sources of cash to pay our operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. We believe that our current sources of revenue will continue to provide the necessary funds for our operating expenses and debt service.

     We and our affiliates also require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects include such things as large-scale renovations, routine capital expenditures, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions.

     We will require a substantial amount of capital for development projects currently underway and in the future. As of March 31, 2001, we had approximately 0.5 million square feet of office space in four development projects in progress. Our total expected investment on these projects is $80.1 million. Through March 31, 2001, we had invested $33.5 million or 41.8% of the total expected investment for these projects. As of March 31, 2001, we also had
1.1 million square feet of office space under construction in seven projects in which we own minority interests. These projects are expected to cost $227.4 million, of which our total investment is expected to be approximately $70.7 million. Through March 31, 2001, approximately $104.5 million or 46.0% of total project costs had been expended. We have financed our investment in projects under construction at March 31, 2001 primarily from the proceeds of asset dispositions and borrowings under our credit facility. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects.

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

     Our Board of Directors had authorized us to spend up to $225 million to repurchase our common shares. Our Board authorized an additional $50 million for the program on May 3, 2001, bringing the total to $275 million. Since the start of this program in mid-2000, we have acquired approximately 6.7 million shares for $194.7 million, representing an average price of $29.05 per share.

     We pay dividends quarterly. Funds which we accumulate for distribution are invested primarily in short-term investments collateralized by securities if the United States Government or one of its agencies.

Funds From Operations

     We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT. Based on our experience, funds from operations, along with information about cash flows from operating activities, investing activities and financing activities, provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

 . Net income (loss) - computed in accordance with generally accepted accounting principles (GAAP);

 . Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

 . Plus depreciation and amortization of assets uniquely significant to the real estate industry;

 .  Plus or minus adjustments for unconsolidated partnerships and joint ventures
   (to reflect funds from operations on the same basis).

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

     The following table provides the calculation of our funds from operations for the periods presented:

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                          -------------------------------
(In thousands)                                                                               2001                   2000
                                                                                          --------                -------
Net income from continuing operations before minority interest                             $31,719                $36,207
Adjustments to derive funds from operations:
  Add depreciation and amortization                                                         32,706                 31,442
  Deduct:
    Minority interests' (non Unitholders) share of depreciation,
     amortization and net income                                                              (282)                  (255)
    Gain on sale of assets and other provisions, net                                        (1,076)                (5,354)
                                                                                          --------                -------
Funds from operations before allcations to the
  minority Unitholders                                                                      63,067                 62,040
Less: Funds from operations allocable to the
           minority Unitholders                                                             (3,837)                (4,437)
                                                                                          --------                -------

Funds from operations allocable to CarrAmerica
  Realty Corporation                                                                        59,230                 57,603
Less: Preferred stock dividends                                                             (8,649)                (8,777)
                                                                                          --------                -------
Funds from operations attrbutable to common shareholders                                   $50,581                $48,826
                                                                                          ========                =======


FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

 .  National and local economic, business and real estate conditions that will, among other things, affect:
        .  Demand for office properties
        .  Availability and creditworthiness of tenants
        .  Level of lease rents
        .  Availability of financing for both tenants and us;
 .  Adverse changes in the real estate markets, including, among other things:
        .  Competition with other companies
        .  Risks of real estate acquisition and development
        . Failure of pending developments to be completed on time and on budget;
 . Actions, strategies and performance of affiliates that we may not control; . Governmental actions and initiatives; and . Environmental/safety requirements.

          Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Any significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2000 are summarized in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    Part II

OTHER INFORMATION
-----------------

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            15  Letter of consent of KPMG LLP, dated May 15, 2001.

      (b)   Reports on Form 8-K

            Current Report on Form 8-K filed on February 2, 2001 regarding certain supplemental data included in the Company's press release dated February 2, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION



/s/Richard F. Katchuk
--------------------------------------------
Richard F. Katchuk, Chief Financial Officer



/s/Stephen E. Riffee
---------------------------------------------
Stephen E. Riffee, Senior Vice President,
 Controller and Treasurer
 (Principal Accounting Officer)



Date: May 15, 2001