Form 10-Q
period 2001-06-30
CARRAMERICA REALTY CORP
filed 2001-08-14
CIK 893577

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED June 30, 2001
                                          -------------

                          COMMISSION FILE NO. 1-11706
                                              -------


                         CARRAMERICA REALTY CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Maryland                                   52-1796339
------------------------------------     ---------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                Identification Number)



                  1850 K Street, N.W., Washington, D.C.  20006
     ----------------------------------------------------------------------
               (Address or principal executive office) (Zip code)


      Registrant's telephone number, including area code    (202) 729-1000
                                                            --------------


                                      N/A
     ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


            Number of shares outstanding of each of the registrant's
                classes of common stock, as of  August 3, 2001:

           Common Stock, par value $.01 per share: 62,563,351 shares
     ----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

               YES   X        NO
                   -----         -----

                                     Index
                                     -----



Part I: Financial Information                                          Page
-----------------------------                                          ----

Item 1. Financial Statements

        Consolidated balance sheets of CarrAmerica Realty
        Corporation and subsidiaries as of June 30, 2001
        (unaudited) and December 31, 2000.......................         4

        Consolidated statements of operations of CarrAmerica
        Realty Corporation and subsidiaries for the three
        months and six months ended June 30, 2001 and 2000
        (unaudited).............................................    5 to 6

        Consolidated statements of cash flows of CarrAmerica
        Realty Corporation and subsidiaries for the six months
        ended June 30, 2001 and 2000 (unaudited)................         7

        Notes to consolidated financial statements (unaudited)..   8 to 13

        Independent Accountants' Review Report..................        14

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.....................  15 to 20

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk.............................................        21


Part II: Other Information
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders.....        22

Item 6. Exhibits and Reports on Form 8-K........................        22

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

The financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2000 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

               CARRAMERICA REALTY CORPORTATION AND SUBSIDIARIES
     Consolidated Balance Sheets As Of June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

(in thousands, except share amounts)

                                                                                 June 30,          December 31,
                                                                                   2001                2000
                                                                             -----------------   -----------------
                                                                                (unaudited)
Assets
------
Rental property:
      Land                                                                  $         644,799   $         644,326
      Buildings                                                                     1,825,629           1,836,214
      Tenant improvements                                                             338,606             325,936
      Furniture, fixtures and equipment                                                 3,521               6,844
                                                                             -----------------   -----------------
                                                                                    2,812,555           2,813,320
      Less: Accumulated depreciation                                                 (422,617)           (381,260)
                                                                             -----------------   -----------------
           Total rental property                                                    2,389,938           2,432,060

Land held for development or sale                                                      44,599              47,984
Construction in progress                                                               32,549              48,300
Cash and cash equivalents                                                              14,482              24,704
Restricted deposits                                                                     7,288              39,482
Accounts and notes receivable                                                          32,374              70,693
Investments in unconsolidated entities                                                153,468             269,193
Accrued straight-line rents                                                            59,189              54,960
Tenant leasing costs, net                                                              52,030              54,522
Deferred financing costs, net                                                           9,760              11,311
Prepaid expenses and other assets, net                                                 25,495              19,632
                                                                             -----------------   -----------------
                                                                            $       2,821,172   $       3,072,841
                                                                             =================   =================

Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------
Liabilities:
      Mortgages and notes payable                                           $       1,109,778   $       1,211,158
      Accounts payable and accrued expenses                                            64,778              96,147
      Rents received in advance and security deposits                                  29,892              29,143
                                                                             -----------------   -----------------
           Total liabilities                                                        1,204,448           1,336,448

Minority interest                                                                      85,993              89,687

Stockholders' equity:
      Preferred stock, $.01 par value, authorized 35,000,000 shares:
           Series A Cumulative Convertible Redeemable Preferred Stock,
                80,000 and 480,000 shares issued and outstanding at June 30,
                2001 and December 31, 2000, respectively, with an aggregate
                liquidation preference of $2,000 and $12,000 respectively.                  1                   5
           Series B, C, and D Cumulative Redeemable Preferred Stock,
                8,800,000 shares issued and outstanding with an aggregate
                liquidation preference of $400,000.                                        88                  88
      Common Stock, $.01 par value, authorized 180,000,000 shares issued and outstanding 62,082,448 shares at June 30,
           2001 and 65,017,623 shares at December 31, 2000.                               621                 650
      Additional paid-in capital                                                    1,653,396           1,755,985
      Cumulative dividends in excess of net income                                   (123,375)           (110,022)
                                                                             -----------------   -----------------
           Total stockholders' equity                                               1,530,731           1,646,706
                                                                             -----------------   -----------------

Commitments and contingencies

                                                                            $       2,821,172   $       3,072,841
                                                                             =================   =================

See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
               For the Three Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per share amounts)

                                                                                 2001              2000
                                                                            --------------    --------------
Operating revenues:
     Rental revenue:
        Minimum base rent                                                    $    105,802      $    115,303
        Recoveries from tenants                                                    14,683            17,505
        Parking and other tenant charges                                            3,338             6,319
                                                                            --------------    --------------
            Total rental revenue                                                  123,823           139,127
     Real estate service revenue                                                    9,703             5,312
                                                                            --------------    --------------
            Total operating revenues                                              133,526           144,439
                                                                            --------------    --------------

Operating expenses:
     Property expenses:
        Operating expenses                                                         28,433            31,930
        Real estate taxes                                                          10,050            12,572
     Interest expense                                                              21,136            25,115
     General and administrative                                                    11,939            12,001
     Depreciation and amortization                                                 30,820            35,170
                                                                            --------------    --------------
            Total operating expenses                                              102,378           116,788
                                                                            --------------    --------------
            Real estate operating income                                           31,148            27,651
                                                                            --------------    --------------

Other income:
     Interest income                                                                1,023               873
     Equity in earnings of unconsolidated entities                                  3,674             1,267
                                                                            --------------    --------------
            Total other income                                                      4,697             2,140
                                                                            --------------    --------------

            Income from continuing operations before income taxes, minority interest, and (loss) gain on sale of assets and other
            provisions, net                                                        35,845            29,791

Income taxes                                                                         (187)                -
Minority interest                                                                  (3,076)           (2,353)
(Loss) gain on sale of assets and other provisions, net                               (22)            2,387
                                                                            --------------    --------------
            Income from continuing operations                                      32,560            29,825

Discontinued operations - Income from executive suites operations
     (net of applicable income tax expense of $1,083 )                                  -             1,836
Discontinued operations - Gain on sale of discontinued operations
     (net of applicable income tax expense of $21,131)                                  -            31,852
                                                                            --------------    --------------

            Net income                                                       $     32,560      $     63,513
                                                                            ==============    ==============

     Basic net income per common share:
        Income from continuing operations                                    $       0.39      $       0.31
        Discontinued operations                                                         -              0.03
        Gain on sale of discontinued operations                                         -              0.48
                                                                            --------------    --------------
            Net income                                                       $       0.39      $       0.82
                                                                            ==============    ==============

     Diluted net income per common share:
        Income from continuing operations                                    $       0.38      $       0.31
        Discontinued operations                                                         -              0.03
        Gain on sale of discontinued operations                                         -              0.43
                                                                            --------------    --------------
            Net income                                                       $       0.38      $       0.77
                                                                            ==============    ==============


See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                For the Six Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                 2001              2000
                                                                            --------------    --------------
Operating revenues:
     Rental revenue:
        Minimum base rent                                                    $    212,012      $    229,183
        Recoveries from tenants                                                    28,724            34,339
        Parking and other tenant charges                                            6,876            12,230
                                                                            --------------    --------------
            Total rental revenue                                                  247,612           275,752
     Real estate service revenue                                                   19,840            10,253
                                                                            --------------    --------------
            Total operating revenues                                              267,452           286,005
                                                                            --------------    --------------

Operating expenses:
     Property expenses:
        Operating expenses                                                         60,474            64,212
        Real estate taxes                                                          19,617            24,518
     Interest expense                                                              41,996            52,005
     General and administrative                                                    26,340            21,773
     Depreciation and amortization                                                 61,645            67,319
                                                                            --------------    --------------
            Total operating expenses                                              210,072           229,827
                                                                            --------------    --------------
            Real estate operating income                                           57,380            56,178
                                                                            --------------    --------------

Other income:
     Interest income                                                                2,127             1,750
     Equity in earnings of unconsolidated entities                                  7,028             2,716
                                                                            --------------    --------------
            Total other income                                                      9,155             4,466
                                                                            --------------    --------------

            Income from continuing operations before income taxes, minority interest, and gain on sale of assets and other
            provisions, net                                                        66,535            60,644

Income taxes                                                                         (234)                -
Minority interest                                                                  (4,529)           (5,408)
Gain on sale of assets and other provisions, net                                    1,054             7,741
                                                                            --------------    --------------

            Income from continuing operations                                      62,826            62,977

Discontinued operations - Income from executive suites operations
     (net of applicable income tax expense of $1,300 )                                  -               456
Discontinued operations - Gain on sale of discontinued operations
     (net of applicable income tax expense of $21,131)                                  -            31,852
                                                                            --------------    --------------

            Net income                                                       $     62,826      $     95,285
                                                                            ==============    ==============

     Basic net income per common share:
        Income from continuing operations                                    $       0.73      $       0.68
        Discontinued operations                                                         -                 -
        Gain on sale of discontinued operations                                         -              0.48
                                                                            --------------    --------------
            Net income                                                       $       0.73      $       1.16
                                                                            ==============    ==============

     Diluted net income per common share:
        Income from continuing operations                                    $       0.71      $       0.68
        Discontinued operations                                                         -                 -
        Gain on sale of discontinued operations                                         -              0.44
                                                                            --------------    --------------
            Net income                                                       $       0.71      $       1.12
                                                                            ==============    ==============


See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                            2001              2000
                                                                                       ----------------  ----------------
Cash flows from operating activities:
     Net income                                                                          $      62,826     $      95,285
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                           61,645            67,370
        Minority interest                                                                        4,529             5,408
        Equity in earnings of unconsolidated entities                                           (7,028)           (2,716)
        Gain on sale of assets and other provisions, net                                        (1,054)           (7,741)
        Income and gain on sale of discontinued operations                                           -           (32,308)
        Provision for uncollectible accounts                                                     4,703             1,549
        Stock based compensation                                                                 1,469             1,553
        Other                                                                                      264            (1,140)
     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                                              16,140            (5,689)
        Increase in accrued straight-line rents                                                 (5,417)           (6,466)
        Additions to tenant leasing costs                                                       (5,519)           (9,059)
        Increase in prepaid expenses and other assets                                           (7,866)           (9,876)
        Decrease in accounts payable and accrued expenses                                      (32,221)           (5,080)
        Increase in rent received in advance and security deposits                               1,279             3,095
                                                                                       ----------------  ----------------
            Total adjustments                                                                   30,924            (1,100)
                                                                                       ----------------  ----------------
            Net cash provided by operating activities                                           93,750            94,185
                                                                                       ----------------  ----------------
Cash flows from investing activities:
     Acquisition and development of rental property                                            (16,207)          (46,825)
     Additions to land held for development or sale                                            (34,840)          (11,071)
     Additions to construction in progress                                                     (19,215)          (33,493)
     Acquisition and development of executive suites assets                                          -            (6,678)
     Payments on notes receivable                                                               16,539               139
     Distributions from unconsolidated entities                                                 89,616             3,568
     Investments in unconsolidated entities                                                    (10,440)           (9,875)
     Acquisition of minority interest                                                           (3,289)           (1,478)
     Decrease (increase) in restricted deposits                                                 32,194              (322)
     Proceeds from the sale of discontinued operations                                               -           377,310
     Proceeds from sales of  properties                                                        100,474            62,883
                                                                                       ----------------  ----------------
            Net cash provided by investing activities                                          154,832           334,158
                                                                                       ----------------  ----------------
Cash flows from financing activities:
     Repurchase of common stock                                                               (119,210)          (28,450)
     Exercises of stock options                                                                 16,082             9,945
     Net repayments on unsecured credit facility (including $140,500 related to
        discontinued operations in 2000)                                                       (86,000)         (317,500)
     Net repayments of mortgages payable                                                       (15,502)           (7,849)
     Proceeds from mortgages                                                                    26,628                 -
     Dividends and distributions to minority interests                                         (80,802)          (85,524)
     Contributions from minority interests                                                           -             1,948
                                                                                       ----------------  ----------------
            Net cash used by financing activities                                             (258,804)         (427,430)
                                                                                       ----------------  ----------------


           (Decrease) increase in unrestricted cash and cash equivalents                       (10,222)              913
Unrestricted cash and cash equivalents, beginning of the period                                 24,704            51,886
                                                                                       ----------------  ----------------
Unrestricted cash and cash equivalents, end of the period                                $      14,482     $      52,799
                                                                                       ================  ================

Supplemental disclosure of cash flow information:
     Cash paid for interest (net of capitalized interest of $3,837 and $7,229
        for the six months ended June 30, 2001 and 2000, respectively)                   $      49,207     $      60,106
                                                                                       ================  ================


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

     (d)  New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted this statement as of January 1, 2001 and the adoption had no effect on the financial statements. We had no derivative instruments as of June 30, 2001.

     (e)  Earnings Per Share

          The following table sets forth information relating to the computations of our basic and diluted earnings per share for income from continuing operations:

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended                               Three Months Ended
                                                   June 30, 2001                                   June 30, 2000
                                   ----------------------------------------------  -----------------------------------------------
(In thousands,                         Income           Shares        Per Share        Income            Shares        Per Share
  except per share amounts)         (Numerator)     (Denominator)       Amount      (Numerator)      (Denominator)       Amount
                                   ---------------  ---------------   -----------  ---------------   ---------------  ------------
Basic EPS                             $ 23,815           61,840         $   0.39      $  21,080           66,856        $   0.31
                                                                      ===========                                     ============
Effect of Dilutive Securities
  Stock options                              -            1,200                               -              878
                                   ---------------  ---------------   -----------  ---------------   ---------------  ------------
Diluted EPS                           $ 23,815           63,040          $  0.38      $  21,080           67,734        $   0.31
                                   ===============  ===============   ===========  ===============   ===============  ============

          Income from continuing operations has been reduced by preferred stock dividends of approximately $8,745,000 and approximately $8,745,000 for the three months ended June 30, 2001 and 2000, respectively.

                                                 Six Months Ended                                Six Months Ended
                                                   June 30, 2001                                   June 30, 2000
                                   ----------------------------------------------  -----------------------------------------------
(In thousands,                          Income           Shares        Per Share        Income           Shares        Per Share
  except per share amounts)          (Numerator)     (Denominator)       Amount      (Numerator)      (Denominator)      Amount
                                   ---------------  ---------------   -----------  ---------------   ---------------  ------------
Basic EPS                            $    45,432           62,509      $   0.73      $    45,455            66,912      $    0.68
                                                                      ===========                                     ============
Effect of Dilutive Securities
  Stock options                                -            1,340                              -               395
  Convertible partnership units            4,304            6,068                              -                 -
                                   ---------------  ---------------   -----------  ---------------   ---------------  ------------
Diluted EPS                          $    49,736           69,917      $   0.71      $    45,455            67,307      $    0.68
                                   ===============  ===============   ===========  ===============   ===============  ============

          Income from continuing operations has been reduced by preferred stock dividends of approximately $17,394,000 and approximately $17,522,000 for the six months ended June 30, 2001 and 2000, respectively.

          The effects of convertible units in CarrAmerica Realty, L.P. and Carr Realty, L.P. and Series A Convertible Preferred Stock are not included in the computation of diluted earnings per share for the periods in which their effect is antidilutive.

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

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(4)  Gain on Sale of Assets and Other Provisions, Net

     We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. During the three months ended June 30, 2001, we disposed of a parcel of land held for development. We recognized a loss of $22,000 on this transaction. During the three months ended June 30, 2000, we disposed of three operating properties. We recognized a gain of $2.4 million, net of taxes of $0.9 million on these properties.

     During the six months ended June 30, 2001, we disposed of seven operating properties, one property under development and two parcels of land held for development. We recognized a gain of $2.0 million, net of taxes of $2.0 million. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the six months ended June 30, 2001. During the six months ended June 30, 2000, we disposed of five operating properties. We recognized a gain of $7.7 million, net of taxes of $1.3 million on these properties.

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

     Operating results of our reportable segments and our other operations for the three and six months ended June 30, 2001 and 2000 are summarized and reconciled to net income for the applicable period as follows:

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                  For the three months ended June 30, 2001
                                            -------------------------------------------------------
                                            Real Estate
                                             Property     Development      Other
(In millions)                               Operations    Operations     Operations       Total
                                            ------------  ------------  -------------  ------------
Operating revenue                            $    123.8           4.6            5.1    $    133.5
Segment expense                                    38.4           1.1           10.8          50.3
                                            ------------  ------------  -------------  ------------
Net segment revenue (expense)                      85.4           3.5           (5.7)         83.2
Interest expense                                   11.3             -            9.8          21.1
Other income (expense), net                         5.4           0.1           (0.4)          5.1
                                            ------------  ------------  -------------  ------------
Funds from operations                        $     79.5           3.6          (15.9)         67.2
                                            ============  ============  =============


Depreciation and amortization                                                                (31.6)
                                                                                       ------------

Income from continuing operations before
  minority interest and loss on sale of
  assets and other provisions, net                                                            35.6
Minority interest and loss on sale of
  assets and other provisions, net                                                            (3.1)
                                                                                       ------------
    Net income                                                                          $     32.5
                                                                                       ============

                                                   For the three months ended June 30, 2000
                                            -------------------------------------------------------
                                            Real Estate
                                             Property      Development      Other
(In millions)                               Operations     Operations     Operations      Total
                                            ------------  -------------  ------------  ------------
Operating revenue                            $    139.1            2.1           3.2    $    144.4
Segment expense                                    44.5            1.4          10.6          56.5
                                            ------------  -------------  ------------  ------------
Net segment revenue (expense)                      94.6            0.7          (7.4)         87.9
Interest expense                                   12.1              -          13.0          25.1
Other income (expense), net                         3.9              -          (2.7)          1.2
                                            ------------  -------------  ------------  ------------
Funds from operations                        $     86.4            0.7         (23.1)         64.0
                                            ============  =============  ============
Depreciation and amortization                                                                (34.3)
                                                                                       ------------

Income from continuing operations before
  minority interest and gain on sale of
  assets and other provisions, net                                                            29.7
Minority interest and gain on sale of
  assets and other provisions, net                                                               -
Discontinued operations, net of applicable
  income tax expense                                                                           1.9
Gain on sale of discontinued operations,
  net of applicable income tax expense                                                        31.9
                                                                                       ------------
    Net income                                                                          $     63.5
                                                                                       ============

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                    For the six months ended June 30, 2001
                                            -------------------------------------------------------
                                            Real Estate
                                             Property      Development      Other
(In millions)                               Operations     Operations     Operations      Total
                                            ------------  -------------  ------------  ------------
Operating revenue                            $    247.6           10.8           9.0    $    267.4
Segment expense                                    80.1            2.6          23.7         106.4
                                            ------------  -------------  ------------  ------------
Net segment revenue (expense)                     167.5            8.2         (14.7)        161.0
Interest expense                                   22.4              -          19.6          42.0
Other income (expense), net                        12.4            0.3          (1.4)         11.3
                                            ------------  -------------  ------------  ------------
Funds from operations                        $    157.5            8.5         (35.7)        130.3
                                            ============  =============  ============
Depreciation and amortization                                                                (64.0)
                                                                                       ------------

Income from continuing operations before
  minority interest and gain on sale of
  assets and other provisions, net                                                            66.3
Minority interest and gain on sale of
  assets and other provisions, net                                                            (3.5)
                                                                                       ------------
    Net income                                                                          $     62.8
                                                                                       ============

                                                    For the six months ended June 30, 2000
                                            -------------------------------------------------------
                                            Real Estate
                                             Property      Development      Other
(In millions)                               Operations     Operations     Operations      Total
                                            ------------  -------------  ------------  ------------
Operating revenue                            $    275.7            4.0           6.3    $    286.0
Segment expense                                    88.7            2.4          19.4         110.5
                                            ------------  -------------  ------------  ------------
Net segment revenue (expense)                     187.0            1.6         (13.1)        175.5
Interest expense                                   24.9              -          27.1          52.0
Other income (expense), net                         5.1              -          (2.6)          2.5
                                            ------------  -------------  ------------  ------------
Funds from operations                        $    167.2            1.6         (42.8)        126.0
                                            ============  =============  ============
Depreciation and amortization                                                                (65.4)
                                                                                       ------------

Income from continuing operations before
  minority interest and gain on sale of
  assets and other provisions, net                                                            60.6
Minority interest and gain on sale of
  assets and other provisions, net                                                             2.3
Discontinued operations, net of applicable
  income tax expense                                                                           0.5
Gain on sale of discontinued operations,
  net of applicable income tax expense                                                        31.9
                                                                                       ------------
    Net income                                                                          $     95.3
                                                                                       ============

(6)  Supplemental Cash Flow Information

     In April 2001, we exercised an option under a loan agreement to acquire two office buildings and related land located in the San Francisco Bay area. For financial reporting purposes, we had classified the loan as an investment in an unconsolidated entity and accounted for it using the equity method. The investment, which had a carrying value of approximately $50.3 million at the date the option was exercised, was reclassified to rental property in connection with this transaction.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

     On June 29, 2001, we contributed land subject to a note payable of approximately $26.0 million to a joint venture in exchange for a 30% ownership interest. Our investment in the joint venture amounted to $7.3 million, the net book value of the asset and liability contributed.

     In the second quarter of 2001, 400,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock were converted to shares of common stock.

                     Independent Accountants' Review Report
                     --------------------------------------

The Board of Directors and Stockholders
CarrAmerica Realty Corporation:

We have reviewed the condensed consolidated balance sheet of CarrAmerica Realty Corporation and subsidiaries as of June 30, 2001, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Washington, D.C.
July 26, 2001

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2001 and December 31, 2000 and for the three months and six months ended June 30, 2001 and 2000 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

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

RESULTS OF OPERATIONS

Real Estate Property Operations

     Operating results of real estate property operations are summarized as follows:

=======================================================================================================================
                               For the three months ended     Variance       For the six months ended      Variance
                                                           ---------------                              ---------------
                                        June 30,               2001 vs.               June 30,              2001 vs.
                               --------------------------                    ------------------------
(in millions)                   2001            2000               2000            2001          2000           2000
                                ----            ----               ----            ----          ----           ----
Operating revenue            $    123.8       $    139.1     $    (15.3)     $    247.6    $    275.7     $    (28.1)
Segment expense                    38.4             44.5           (6.1)           80.1          88.7           (8.6)
Interest expense                   11.3             12.1           (0.8)           22.4          24.9           (2.5)
Other income, net                   5.4              3.9            1.5            12.4           5.1            7.3
=======================================================================================================================

     Real estate operating revenues decreased $15.3 million (11.0%) for the three months ended June 30, 2001 as compared to 2000. This decrease resulted from the dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C. In August 2000, we contributed properties to Carr Office Park, L.L.C., a joint venture in which we have a 35% interest. The decrease in revenues was partially offset by development properties being placed in service and "same store" rental growth. Same store rental revenues grew by approximately 4.0% (approximately $4.2 million). This increase was due primarily to an increase in average rental rates in properties in the Northern and Southern California markets.

     Real estate operating revenues decreased $28.1 million (10.2%) for the six months ended June 30, 2001 as compared to 2000. This decrease was attributable to the factors mentioned above. Same store rental revenues grew by approximately 4.0% (approximately $8.2 million). This increase was due primarily to an increase in average rental rates in properties in the Northern California market.

     Real estate operating expenses decreased $6.1 million (13.7%) for the second quarter of 2001 as compared to the same period in 2000. This decrease was due primarily to the dispositions of interests in properties, including the properties

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

contributed to Carr Office Park, L.L.C., partially offset by an increase in same store operating expenses of approximately $1.5 million (4.7%).

     Real estate operating expenses decreased $8.6 million (9.7%) for the first six months 2001 as compared to the same period in 2000. This decrease was also due primarily to the dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C., partially offset by an increase in same store operating expenses of approximately $4.4 million (7.1%). The increase in expenses includes an increase in the provision for uncollectible accounts of approximately $3.2 million due to tenant bankruptcies and collection issues.

     Real estate interest expense decreased $0.8 million (6.6%) in the second quarter of 2001 as compared to the same period in 2000. This decrease was principally the result of the retirement of mortgages following certain property dispositions.

     Real estate interest expense decreased $2.5 million (10.0%) for the first half of 2001 as compared to the first half of 2000. This decrease was principally the result of the retirement of mortgages following certain property dispositions.

     Real estate other income increased $1.5 million (38.5%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily the result of equity in earnings of unconsolidated entities (excluding depreciation), primarily from the investment in Carr Office Park, L.L.C. For the six months ended June 30, 2001, real estate other income increased $7.3 million (143.1%) for the same reason.

     During the first half of 2001, demand for office space in each of our markets, except for downtown Washington, D.C., declined in response to an overall decline in these markets. Our results of operations for the second quarter of 2001 were not adversely impacted by the increased market vacancy levels, for several reasons. First, notwithstanding increased vacancies in our markets generally, the occupancy in our portfolio of properties remained strong, as it increased to 97.2% at June 30, 2001, as compared to 97.0% at March 31, 2001. Second, rental rates on space that was re-leased in the second quarter increased an average of 42.2% over the rates that were in effect under the expiring leases.

     We expect vacancy rates to continue to increase in most of our markets through the balance of the year due to expected weak demand. As a result, we expect occupancy in our portfolio to decline 1% to 2% between June 30, 2001 and the end of 2001. Should demand weaken beyond 2001 or worsen, occupancy levels may decline further. We do not expect the softened market conditions to have a material adverse affect on our operating results for the remainder of 2001. We continue to expect that space that is re-leased should be re-leased at rental rates in excess of the rates in effect under the expiring leases.

Development Operations

     Operating results of development operations are summarized as follows:

=======================================================================================================================
                               For the three months ended     Variance       For the six months ended      Variance
                                                           ---------------                              --------------
                                        June 30,               2001 vs.               June 30,              2001 vs.
                               --------------------------                    ------------------------
(in millions)                      2001          2000           2000            2001          2000           2000
                                   ----          ----           ----            ----          ----           ----
Operating revenue                $    4.6      $    2.1       $    2.5        $   10.8       $   4.0       $    6.8
Segment expense                       1.1           1.4           (0.3)            2.6           2.4            0.2
Interest expense                        -             -              -               -             -              -
Other income, net                     0.1             -            0.1             0.3             -            0.3
=======================================================================================================================


     Revenue from our development operations increased $2.5 million (119.0%) for the second quarter of 2001 compared to the second quarter of 2000. This increase resulted primarily from our expanded operations in this area, including services provided to Carr Office Park, L.L.C. and other unconsolidated joint ventures in connection with their development of new properties. Revenues from development operations increased $6.8 million (170.0%) for the first six months of 2001 compared to the same period a year ago for the same reasons.

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

Other Operations

     Operating results of other operations are summarized as follows:

=======================================================================================================================
                                For the three months ended    Variance        For the six months ended      Variance
                                                            ------------                                 --------------
                                         June 30,              2001 vs.               June 30,               2001 vs.
                                --------------------------                    ------------------------
(in millions)                      2001           2000          2000             2001          2000           2000
                                   ----           ----          ----             ----          ----           ----
Operating revenue               $    5.1       $    3.2      $    1.9         $    9.0      $    6.3       $    2.7
Segment expense                     10.8           10.6           0.2             23.7          19.4            4.3
Interest expense                     9.8           13.0          (3.2)            19.6          27.1           (7.5)
Other (expense) income, net         (0.4)          (2.7)          2.3             (1.4)         (2.6)           1.2
=======================================================================================================================


     Revenues from our other operations increased $1.9 million (59.4%) in the second quarter of 2001 as compared to the second quarter of 2000. The increase in 2001 resulted primarily from expansion of our operations in the area of managing rental properties for affiliates and others. In particular, in August 2000, we began providing leasing and management services to Carr Office Park, L.L.C. Revenues from other operations for the six months ended June 30, 2001 increased $2.7 million (42.9%) from the same period in 2000 for the same reason

     Expenses of our other operations increased $0.2 million (1.9%) in the three months ended June 30, 2001 compared to the three months ended June 30, 2000.
The increase was due primarily to our expanded property management operations discussed above and professional fees associated with internal process improvement efforts and other initiatives. For the six months ended June 30, 2001, expenses of our other operations increased $4.3 million (22.2%) from the same period in 2001 for the same reasons.

     Interest expense decreased $3.2 million (24.6%) during the second quarter of 2001 compared to the second quarter of 2000 due primarily to lower debt levels partially offset by a decrease in capitalized interest due to a lower level of development activity. Interest expense decreased $7.5 million (27.7%) for the first six months of 2001 compared to the first six months of 2000 for the same reasons.

     During the second quarter of 2001, one of our strategic partners, Broadband
Office, Inc. filed for Chapter 11 bankruptcy protection.   The bankruptcy of
Broadband Office, Inc. had no material impact on our operating results nor our strategic plan. Broadband Office, Inc. had provided some telecommunications
related services to us.   We arranged with other providers for the same services
with no significant impact on our business.

Depreciation and Amortization

     Depreciation and amortization decreased $2.6 million (7.6%) in the second quarter of 2001 compared to the second quarter of 2000. This decrease was due primarily to dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C., partially offset by development properties being placed in service. For the six months ended June 30, 2001, depreciation and amortization decreased $1.4 million (2.1%) from the same period a year ago due to the reasons previously stated.

Gain on Sale of Assets and Other Provisions, Net

     We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund
development operations or to support other corporate needs.   During the three
months ended June 30, 2001, we disposed of a parcel of land held for development. We recognized a net loss of $22,000 on this transaction. During the three months ended June 30, 2000, we disposed of three operating properties. We recognized a gain of $2.4 million, net of taxes of $0.9 million.

     During the six months ended June 30, 2001, we disposed of seven operating properties, one property under development and two parcels of land held for development. We recognized a gain of $2.0 million, net of taxes of $2.0 million. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the six months ended June 30, 2001. During the six months ended June 30, 2000, we disposed of five operating properties. We recognized a gain of $7.7 million, net of taxes of $1.3 million.

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

Consolidated Cash Flows

     Consolidated cash flow information is summarized as follows:

===============================================================================================
                                                   For the six months ended      Variance
                                                                              --------------
                                                           June 30,               2001 vs.
                                                   -------------------------
(in millions)                                        2001           2000           2000
                                                     ----           ----           ----
Cash provided by operating activities             $    93.8      $    94.2      $    (0.4)
Cash provided by investing activities                 154.8          334.2         (179.4)
Cash used by financing activities                    (258.8)        (427.4)         168.6
===============================================================================================

    Operations generated $93.8 million of net cash in 2001 compared to $94.2 million in 2000. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses, including in 2001, income taxes relating to sales of certain assets and discontinued operations in 2000.

     Our investing activities provided net cash of $154.8 million in 2001 and $334.2 million in 2000. The decrease in net cash provided by investing activities in 2001 is due primarily to the fact that in 2000, we sold our investment in HQ Global, generating $377.3 million of cash. This decrease was partially offset by a reduction in development activities ($21.1 million), receipt of a distribution from Carr Office Park, L.L.C. from proceeds of third party financing of its properties ($77.9 million), an increase in proceeds from sales of properties ($37.6 million), and a release of restricted deposits ($32.5 million).

     Our financing activities used net cash of $258.8 million in 2001 and $427.4 million in 2000. The decrease in net cash used by financing activities in 2001 is due primarily to lower repayments on unsecured credit facilities ($231.5 million) and increased proceeds from new mortgage debt ($26.6 million). The effect of the changes was partially offset by increased stock repurchase activities ($90.8 million) and increased mortgage repayments ($7.7 million).

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

     We have three investment grade ratings. As of June 30, 2001, Duff & Phelps Credit Rating Co. and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody's Investor Service has assigned its Baa2 rating to our prospective senior unsecured debt offerings and its Ba2 rating to our prospective cumulative preferred stock offerings.

     Our total debt at June 30, 2001 was approximately $1.1 billion, of which $90.0 million (8.2%) bore a LIBOR-based floating interest rate. The interest rate on borrowings on our unsecured credit facility at June 30, 2001 was 4.54%. The interest rate of the unsecured credit facility is 70 basis points over 30-day LIBOR. Our fixed rate mortgage payable debt bore an effective weighted average interest rate of 8.09% at June 30, 2001. The weighted average term of this debt is 6.1 years. At June 30, 2001, our debt represented 31.0% of our total market capitalization of $3.6 billion.

     In June 2001, we closed on a new three year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the line an additional year at our option. The line carries an interest rate of 70 basis points over LIBOR. The new credit facility has substantially similar terms as our previous facility. As of June 30, 2001, $90.0 million was drawn on the credit facility, $1.8 million in letters of credit were outstanding and we had $408.2 million available for borrowing.

     Rental revenue and real estate service revenue have been our principal sources of cash to pay our operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. We believe that our current sources of revenue will continue to provide the necessary funds for our operating expenses and debt service.

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

     We and our affiliates also require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects include such things as large-scale renovations, routine capital expenditures, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. We believe that operations along with borrowings under our credit facility will continue to provide the necessary funds for these capital projects.

     We will require a substantial amount of capital for development projects currently underway and in the future. As of June 30, 2001, we had approximately
0.4 million square feet of office space in three development projects in progress. Our total expected investment on these projects is $54.7 million. Through June 30, 2001, we had invested $32.5 million or 59.4% of the total expected investment for these projects. As of June 30, 2001, we also had 0.9 million square feet of office space under construction in seven projects in which we own minority interests. These projects are expected to cost $198.1 million, of which our total investment is expected to be approximately $60.7 million. Through June 30, 2001, approximately $99.1 million or 50.0% of total project costs had been expended on these projects. We have financed our investment in projects under construction at June 30, 2001 primarily from the proceeds of asset dispositions and borrowings under our credit facility. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects.

     Prior to the second quarter of 1998, we primarily met our capital requirements by accessing the public debt and equity markets. As a general matter, conditions in the public equity markets for most REITs have not been favorable since that time. In response to these unfavorable conditions, we had curtailed our acquisition program and satisfied our capital requirements through the disposition of selected assets, the refinancing of selected assets, prudent use of joint ventures to reduce our investment requirements and use of our credit facility.

     In the future, if the debt and equity markets are not favorable, if we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we believe that we would continue to have sufficient funds to pay our operating and debt service expenses, our regular quarterly dividends, to make necessary routine capital improvements with respect to our existing portfolio of operating assets, and to continue to fund
all of our current development projects.   However, our ability to expand our
development activities or fund additional development in our joint ventures could be adversely affected if it is necessary for us to access either the public equity or debt markets at a time when those markets may not be the best source of capital for us.

     Our Board of Directors has authorized us to spend up to $325 million to repurchase our common shares, preferred shares, and debt securities. Since the start of this program in mid-2000 through June 30, 2001, we have acquired approximately 7.2 million common shares for $209.4 million, representing an average price of $28.94 per share.

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

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------


     The following table provides the calculation of our funds from operations for the periods presented:

                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                                  ---------------------------  ---------------------------
(In thousands)                                                       2001           2000          2001           2000
                                                                  ------------  -------------  ------------  -------------
Net income from continuing operations before minority interest     $   35,636     $   32,178    $   67,355     $   68,385
Adjustments to derive funds from operations:
  Add depreciation and amortization                                    31,751         34,381        64,457         65,823
  Deduct:
    Minority interests' (non Unitholders) share of depreciation,
     amortization and net income                                         (219)          (218)         (501)          (473)
   Loss (gain) on sale of assets and other provisions, net                 22         (2,387)       (1,054)        (7,741)
                                                                  ------------  -------------  ------------  -------------
Funds from operations before allocations to the
  minority Unitholders                                                 67,190         63,954       130,257        125,994
Less: Funds from operations allocable to the
           minority Unitholders                                        (4,507)        (3,794)       (8,344)        (8,231)
                                                                  ------------  -------------  ------------  -------------
Funds from operations allocable to CarrAmerica
  Realty Corporation                                                   62,683         60,160       121,913        117,763
Less: Preferred stock dividends                                        (8,745)        (8,745)      (17,394)       (17,522)
                                                                  ------------  -------------  ------------  -------------
Funds from operations attributable to common shareholders          $   53,938     $   51,415    $  104,519    $   100,241
                                                                  ============  =============  ============  =============


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

                                    Part II

OTHER INFORMATION
-----------------

Item 4. Submission of Matters to a Vote of Security Holders

        The 2001 annual meeting of stockholders was held on May 3, 2001. We solicited proxies for the meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to our management's nominees as listed in the proxy statement and all nominees were elected.

          Proposal One: Election of Directors

          (a) 58,424,019 votes were cast for the election of Thomas A. Carr as a Director; 3,136,369 votes were withheld.

          (b) 58,423,669 votes were cast for the election of Caroline S. McBride as a Director; 3,136,719 votes were withheld.

          (c) 58,515,314 votes were cast for the election of Wesley S. Williams, Jr. as a Director; 3,045,074 votes were withheld.

          Proposal Two: To instate the election of directors annually.

          FOR                   AGAINST            ABSTAIN
          ---                   -------            -------

          21,129,885           34,078,373           92,606

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              10.1 Revolving Credit Agreement dated June 28, 2001 among CarrAmerica Realty Corporation, as Borrower, The Chase Manhattan Bank, as Bank and as Administrative Agent for the Banks, J.P. Morgan Securities Inc., as Lead Arranger, Exclusive Advisor and Sole Bookrunner, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association, as Documentation Agent, Commerzbank AG, New York Branch, as Documentation Agent, First Union National Bank, as Documentation Agent, and the Banks Listed in the Revolving Credit Agreement.

              10.2 Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty L.P. in favor of Chase Manhattan Bank.

              15    Letter from KPMG LLP, dated August 14, 2001.

        (b)   Reports on Form 8-K

              Current Report on Form 8-K filed on May 4, 2001 regarding certain supplemental data included in the Company's press release dated May 4, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION



/s/Richard F. Katchuk
-------------------------------------------
Richard F. Katchuk, Chief Financial Officer



/s/ Stephen E. Riffee
-------------------------------------------
Stephen E. Riffee, Senior Vice President, Controller and Treasurer (Principal Accounting Officer)



Date: August 14, 2001