Form 10-Q
period 2001-09-30
CARRAMERICA REALTY CORP
filed 2001-11-13
CIK 893577

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                     FOR QUARTER ENDED September 30, 2001
                                       ------------------
                          COMMISSION FILE NO. 1-11706
                                              -------


                        CARRAMERICA REALTY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Maryland                               52-1796339
--------------------------------------       -----------------------------------
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


           Number of shares outstanding of each of the registrant's classes of common stock, as of November 2, 2001:

           Common Stock, par value $.01 per share: 61,101,945 shares
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                      YES    X      NO_______
                           -----

                                      Index
                                      -----

                                                                                                                Page
                                                                                                                ----
Part I: Financial Information
-----------------------------
Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of
         September 30, 2001 (unaudited) and December 31, 2000..............................................        4

         Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three months and nine months ended September 30, 2001 and 2000
         (unaudited)......................................................................................    5 to 6

         Consolidated statements of cash flows of CarrAmerica Realty Corporation and
         subsidiaries for the nine months ended September 30, 2001 and 2000 (unaudited)...................         7

         Notes to consolidated financial statements (unaudited)...........................................   8 to 13

         Independent Accountants' Review Report...........................................................        14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................................................  15 to 21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................        22

Part II: Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................................................        23

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

The financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in our December 31, 2000 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
  Consolidated Balance Sheets As Of September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                              September 30,        December 31,
(In thousands, except share amounts)                                               2001                2000
                                                                             ----------------   -----------------
                                                                               (unaudited)
Assets
------
Rental property:
      Land                                                                   $        648,171   $         644,326
      Buildings                                                                     1,851,016           1,836,214
      Tenant improvements                                                             351,642             325,936
      Furniture, fixtures and equipment                                                 3,705               6,844
                                                                             ----------------   -----------------
                                                                                    2,854,534           2,813,320
      Less: Accumulated depreciation                                                 (450,661)           (381,260)
                                                                             ----------------   -----------------
           Total rental property                                                    2,403,873           2,432,060

Land held for development or sale                                                      45,311              47,984
Construction in progress                                                               14,185              48,300
Cash and cash equivalents                                                               8,831              24,704
Restricted deposits                                                                     5,083              39,482
Accounts and notes receivable                                                          31,127              70,693
Investments in unconsolidated entities                                                156,382             269,193
Accrued straight-line rents                                                            63,073              54,960
Tenant leasing costs, net                                                              53,163              54,522
Deferred financing costs, net                                                           9,088              11,311
Prepaid expenses and other assets, net                                                 34,395              19,632
                                                                             ----------------   -----------------
                                                                             $      2,824,511   $       3,072,841
                                                                             ================   =================
Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------

Liabilities:
      Mortgages and notes payable                                            $      1,111,239   $       1,211,158
      Accounts payable and accrued expenses                                            69,967              96,147
      Rents received in advance and security deposits                                  26,378              29,143
                                                                             ----------------   -----------------
           Total liabilities                                                        1,207,584           1,336,448

Minority interest                                                                      84,433              89,687

Stockholders' equity:
      Preferred stock, $.01 par value, authorized 35,000,000 shares:
           Series A Cumulative Convertible Redeemable Preferred Stock,
                80,000 and 480,000 shares issued and outstanding at
                September 30, 2001 and December 31, 2000, respectively,
                with an aggregate liquidation preference of $2,000 and
                $12,000 respectively.                                                       1                   5
           Series B, C, and D Cumulative Redeemable Preferred Stock,
                8,800,000 shares issued and outstanding with an aggregate
                liquidation preference of $400,000.                                        88                  88
      Common Stock, $.01 par value, authorized 180,000,000 shares issued and outstanding 62,487,942 shares at September 30,
           2001 and 65,017,623 shares at December 31, 2000.                               625                 650
      Additional paid-in capital                                                    1,663,851           1,755,985
      Cumulative dividends in excess of net income                                   (132,071)           (110,022)
                                                                             ----------------   -----------------
           Total stockholders' equity                                               1,532,494           1,646,706
                                                                             ----------------   -----------------
Commitments and contingencies
                                                                             $      2,824,511   $       3,072,841
                                                                             ================   =================

See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
            For the Three Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                2001              2000
                                                                            -------------     -------------
Operating revenues:
     Rental revenue:
        Minimum base rent                                                       $ 108,127         $ 112,302
        Recoveries from tenants                                                    14,715            15,389
        Parking and other tenant charges                                            3,920             3,999
                                                                            -------------     -------------
            Total rental revenue                                                  126,762           131,690
     Real estate service revenue                                                    6,682             7,667
                                                                            -------------     -------------
            Total operating revenues                                              133,444           139,357
                                                                            -------------     -------------
Operating expenses:
     Property expenses:
        Operating expenses                                                         30,158            29,720
        Real estate taxes                                                           8,760            10,028
     Interest expense                                                              20,091            24,772
     General and administrative                                                    10,844            12,282
     Depreciation and amortization                                                 33,077            31,847
                                                                            -------------     -------------
            Total operating expenses                                              102,930           108,649
                                                                            -------------     -------------
            Real estate operating income                                           30,514            30,708
                                                                            -------------     -------------
Other income:
     Interest income                                                                  641               602
     Equity in earnings of unconsolidated entities                                  1,229             2,195
                                                                            -------------     -------------
            Total other income                                                      1,870             2,797
                                                                            -------------     -------------
            Income before income taxes, minority
            interest, and gain on sale of assets and other
            provisions, net                                                        32,384            33,505

Income taxes                                                                         (713)              (30)
Minority interest                                                                  (2,755)           (3,747)
Gain on sale of assets and other provisions, net                                       28            20,182
                                                                            -------------     -------------
            Net income                                                          $  28,944         $  49,910
                                                                            =============     =============
     Basic net income per common share                                          $    0.33         $    0.62
                                                                            =============     =============
     Diluted net income per common share                                        $    0.32         $    0.60
                                                                            =============     =============

See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
             For the Nine Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per share amounts)                          2001              2000
                                                                            -------------     -------------
Operating revenues:
     Rental revenue:
        Minimum base rent                                                       $ 320,139         $ 341,485
        Recoveries from tenants                                                    43,439            49,728
        Parking and other tenant charges                                           10,796            16,229
                                                                            -------------     -------------
            Total rental revenue                                                  374,374           407,442
     Real estate service revenue                                                   26,522            17,920
                                                                            -------------     -------------
            Total operating revenues                                              400,896           425,362
                                                                            -------------     -------------
Operating expenses:
     Property expenses:
        Operating expenses                                                         90,632            93,906
        Real estate taxes                                                          28,377            34,546
     Interest expense                                                              62,087            76,777
     General and administrative                                                    37,184            33,505
     Depreciation and amortization                                                 94,722            99,166
                                                                            -------------     -------------
            Total operating expenses                                              313,002           337,900
                                                                            -------------     -------------
            Real estate operating income                                           87,894            87,462
                                                                            -------------     -------------
Other income:
     Interest income                                                                2,768             2,352
     Equity in earnings of unconsolidated entities                                  8,257             4,911
                                                                            -------------     -------------
            Total other income                                                     11,025             7,263
                                                                            -------------     -------------
            Income from continuing operations before income taxes, minority interest, and gain on sale of assets and other
            provisions, net                                                        98,919            94,725

Income taxes                                                                         (947)             (606)
Minority interest                                                                  (7,284)           (9,155)
Gain on sale of assets and other provisions, net                                    1,082            27,923
                                                                            -------------     -------------
            Income from continuing operations                                      91,770           112,887

Discontinued operations - Income from executive suites operations
     (net of applicable income tax expense of $1,300 )                                  -               456
Discontinued operations - Gain on sale of discontinued operations
     (net of applicable income tax expense of $21,131)                                  -            31,852
                                                                            -------------     -------------
            Net income                                                          $  91,770         $ 145,195
                                                                            =============     =============
     Basic net income per common share:
        Income from continuing operations                                       $    1.05         $    1.29
        Discontinued operations                                                         -              0.01
        Gain on sale of discontinued operations                                         -              0.48
                                                                            -------------     -------------
            Net income                                                          $    1.05         $    1.78
                                                                            =============     =============
     Diluted net income per common share:
        Income from continuing operations                                       $    1.03         $    1.28
        Discontinued operations                                                         -              0.01
        Gain on sale of discontinued operations                                         -              0.47
                                                                            -------------     -------------
            Net income                                                          $    1.03         $    1.76
                                                                            =============     =============

See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                                                            2001              2000
                                                                                       ----------------  ----------------
Cash flows from operating activities:
     Net income                                                                              $  91,770        $  145,195
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                           94,722            99,166
        Minority interest                                                                        7,284             9,155
        Equity in earnings of unconsolidated entities                                           (8,257)           (4,911)
        Gain on sale of assets and other provisions, net                                        (1,082)          (27,923)
        Income and gain on sale of discontinued operations                                           -           (32,308)
        Provision for uncollectible accounts                                                     4,667             1,431
        Stock based compensation                                                                 2,296             1,640
        Other                                                                                     (179)           (2,084)
     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                                              17,884            (2,268)
        Increase in accrued straight-line rents                                                 (9,301)           (5,837)
        Additions to tenant leasing costs                                                       (9,054)          (10,966)
        Increase in prepaid expenses and other assets                                          (17,543)          (11,789)
        Decrease in accounts payable and accrued expenses                                      (27,099)           (2,766)
        (Decrease) increase in rent received in advance and security deposits                   (2,233)               66
                                                                                       ----------------  ----------------
            Total adjustments                                                                   52,105            10,606
                                                                                       ----------------  ----------------
            Net cash provided by operating activities                                          143,875           155,801
                                                                                       ----------------  ----------------
Cash flows from investing activities:
     Acquisition and development of rental property                                            (32,497)          (71,627)
     Additions to land held for development or sale                                            (36,421)          (19,268)
     Additions to construction in progress                                                     (28,050)          (68,335)
     Acquisition and development of executive suites assets                                          -            (6,678)
     Payments on notes receivable                                                               16,542                 -
     Issuance of notes receivable                                                                 (465)             (139)
     Distributions from unconsolidated entities                                                 89,766             5,811
     Investments in unconsolidated entities                                                    (12,244)          (15,407)
     Acquisition of minority interest                                                           (4,903)           (4,025)
     Decrease (increase) in restricted deposits                                                 34,399            (3,928)
     Proceeds from the sale of discontinued operations                                               -           377,310
     Proceeds from sales of  properties                                                        101,351           325,174
                                                                                       ----------------  ----------------
            Net cash provided by investing activities                                          127,478           518,888
                                                                                       ----------------  ----------------
Cash flows from financing activities:
     Repurchase of common stock                                                               (119,210)          (60,256)
     Exercises of stock options                                                                 26,541            20,713
     Net repayments on unsecured credit facility (including $140,500 related to
        discontinued operations in 2000)                                                       (62,000)         (367,500)
     Payment of senior unsecured notes                                                               -          (150,000)
     Repayments of mortgages payable (including $14,449 related to
        discontinued operations in 2000)                                                       (38,041)          (24,259)
     Proceeds from mortgages                                                                    26,628                 -
     Dividends and distributions to minority interests                                        (121,144)         (127,140)
     Contributions from minority interests                                                           -             2,302
                                                                                       ----------------  ----------------
            Net cash used by financing activities                                             (287,226)         (706,140)
                                                                                       ----------------  ----------------
            Decrease in cash and cash equivalents                                              (15,873)          (31,451)
Cash and cash equivalents, beginning of the period                                              24,704            51,886
                                                                                       ----------------  ----------------
Cash and cash equivalents, end of the period                                                 $   8,831        $   20,435
                                                                                       ================  ================
Supplemental disclosure of cash flow information:
     Cash paid for interest (net of capitalized interest of $4,383 and $10,046
        for the nine months ended September 30, 2001 and 2000, respectively)                 $  62,232        $   72,237
                                                                                       ================  ================
     Cash paid for income taxes                                                              $  26,997        $    6,297
                                                                                       ================  ================

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

         (d)      New Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted this statement as of January 1, 2001 and the adoption had no effect on our financial statements. We had no derivative instruments as of September 30, 2001.

                  In June 2000, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives from an amortization approach to an impairment-only approach. We believe that the adoption of SFAS No. 142 in January 2002 will not have a material effect on our financial statements.

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations buts extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We believe that adoption of this statement in 2002 will not have a material effect on our financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

         (e)      Earnings Per Share

                  The following table sets forth information relating to the computations of our basic and diluted earnings per share for income from continuing operations:

                                                    Three Months Ended                        Three Months Ended
                                                     September 30, 2001                       September 30, 2000
                                      ------------------------------------------  -----------------------------------------
   (In thousands,                         Income           Shares     Per Share        Income       Shares        Per Share
     except per share amounts)         (Numerator)     (Denominator)   Amount      (Numerator)   (Denominator)      Amount
                                      --------------  -------------  -----------  -------------  ---------------  ---------
   Basic EPS                                $ 20,289       62,266     $ 0.33         $   41,068         65,987      $ 0.62
                                                                     ===========                                  =========
   Effect of Dilutive Securities
     Stock options                                 -        1,612                             -          1,820
     Convertible preferred stock                   -            -                           224            480
     Stock units                                   -            -                         3,622          6,480
                                      --------------  ------------   -----------  -------------  ---------------  --------
   Diluted EPS                              $ 20,289       63,878     $ 0.32         $   44,914         74,767      $ 0.60
                                      ==============  ============   ===========  =============  ===============  ========

                  Income from continuing operations has been reduced by preferred stock dividends of approximately $8,655,000 and approximately $8,842,000 for the three months ended September 30, 2001 and 2000, respectively.

                                             Nine Months Ended                               Nine Months Ended
                                             September 30, 2001                              September 30, 2000
                                      ------------------------------------------    ------------------------------------------
   (In thousands,                         Income        Shares        Per Share       Income          Shares        Per Share
     except per share amounts)         (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)      Amount
                                      ------------  ---------------   ----------    ------------    -------------  -----------
   Basic EPS                             $ 65,720       62,403        $ 1.05         $   86,523          66,603      $ 1.29
                                                                      ==========                                    ==========
   Effect of Dilutive Securities
     Stock options                              -        1,451                              -             961
                                      ------------  -----------       ----------    ------------   --------------   ----------
   Diluted EPS                           $ 65,720       63,854        $ 1.03         $   86,523          67,564      $ 1.28
                                      ============  ===========       ==========    ============   ==============   ==========

                  Income from continuing operations has been reduced by preferred stock dividends of approximately $26,050,000 and approximately $26,364,000 for the six months ended September 30, 2001 and 2000, respectively.

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

(3)      Discontinued Operations

         On January 20, 2000, we, along with HQ Global Workplaces, Inc. (HQ Global), VANTAS Incorporated (VANTAS) and FrontLine Capital Group ("FrontLine"), entered into several agreements that contemplated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interest in OmniOffices
         (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. On June 1, 2000, we consummated the transactions.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

         As part of the HQ Global/VANTAS transactions, we received put rights with respect to our continuing interest in HQ Global. These rights can be exercised at specified times at our option if HQ Global has not completed an initial public offering. A portion of the put is exercisable in late 2001, with the balance exercisable in June 2002. Payment for our HQ Global stock will be based on the fair market value of our investment and can be made either in cash, a short-term note (in case of the 2001 put right) or delivery of common stock of FrontLine, a NASDAQ-listed company and the majority shareholder of HQ Global. We do not intend to exercise our eligible put right in 2001.

         FrontLine, the majority stockholder of HQ Global, recently announced that HQ is in default with respect to certain covenant and payment obligations under its senior and mezzanine indebtedness. FrontLine also reported that, effective as of October 1, 2001, HQ Global entered into an agreement with its senior loan lenders under which these lenders agreed not to enforce the remedies they now have as a result of HQ Global's default. This forbearance period is scheduled to terminate on December 14, 2001, or earlier under certain circumstances (including the termination, if earlier, of the forbearance period relating to HQ's mezzanine indebtedness which is scheduled to terminate no later than December 31, 2001). During this period, HQ Global can still draw funds under the senior credit agreement for working capital needs and to make interest payments to these lenders. At the end of the forbearance period, if HQ Global has not paid in full all amounts due and owing to the lenders, or if HQ has not cured all of its existing defaults, then the lenders may immediately exercise any rights and remedies available to them.

         HQ Global is in active negotiations with its lenders regarding the restructuring of its long-term indebtedness, with an objective of reaching an agreement on terms that will provide HQ Global with sufficient liquidity to operate its business through the current economic downturn. There can be no assurance that HQ Global will be able to restructure its indebtedness. Depending on the outcome of HQ Global's discussions with its lenders, we may be required to write-off some or all of our remaining $42.2 million investment in HQ Global.

(4)      Gain on Sale of Assets and Other Provisions, Net

         We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. During the three months ended September 30, 2001, we disposed of a parcel of land held for development. During the three months ended September 30, 2000, we disposed of one operating property, exclusive of the properties contributed to Carr Office Park, L.L.C. We recognized a gain of $0.1 million, net of $0.8 million in income taxes on this property.

         On August 17, 2000, we closed on a joint venture with New York State Teachers' Retirement System ("NYSTRS"). At closing, we and some of our affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash. We recognized a gain on the partial sale of approximately $20.1 million, net of income taxes of $13.1 million.

         During the nine months ended September 30, 2001, we disposed of seven operating properties, one property under development and three parcels of land held for development. We recognized a gain of $4.0 million, net of taxes of $2.0 million. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, we disposed of six operating properties exclusive of properties contributed to Carr Office Park, L.L.C. We recognized a gain of $7.8 million, net of taxes of $1.3 million, on these properties.

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

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

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

         Operating results of our reportable segments and our other operations for the three and nine months ended September 30, 2001 and 2000 are summarized and reconciled to net income for the applicable period as follows:

                                                    For the three months ended September 30, 2001
                                                -------------------------------------------------------
                                                Real Estate
                                                 Property     Development        Other
    (In millions)                               Operations     Operations     Operations       Total
                                                ------------  ------------  -------------  ------------
    Operating revenue                               $ 126.8           1.8            4.8       $ 133.4
    Segment expense                                    38.9           1.4            9.5          49.8
                                                ------------  ------------  -------------  ------------
    Net segment revenue (expense)                      87.9           0.4           (4.7)         83.6
    Interest expense                                   11.0             -            9.1          20.1
    Other income (expense), net                         3.7             -           (1.7)          2.0
                                                ------------  ------------  -------------  ------------
    Funds from operations                           $  80.6           0.4          (15.5)         65.5
                                                ============  ============  =============
    Depreciation and amortization                                                                (33.9)
                                                                                           ------------
    Income from continuing operations before minority interest
      and loss on sale of assets and other provisions, net                                        31.6
    Minority interest and loss on sale of assets and other provisions, net                        (2.7)
                                                                                           ------------
        Net income                                                                              $ 28.9
                                                                                           ============

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    For the three months ended September 30, 2000
                                                -------------------------------------------------------
                                                Real Estate
                                                 Property     Development       Other
    (In millions)                               Operations     Operations    Operations       Total
                                                ------------  -------------  ------------  ------------
    Operating revenue                               $ 131.7            3.0           4.7       $ 139.4
    Segment expense                                    39.8            1.5          10.7          52.0
                                                ------------  -------------  ------------  ------------
    Net segment revenue (expense)                      91.9            1.5          (6.0)         87.4
    Interest expense                                   12.8              -          12.0          24.8
    Other income (expense), net                         3.3              -          (0.9)          2.4
                                                ------------  -------------  ------------  ------------
    Funds from operations                            $ 82.4            1.5         (18.9)         65.0
                                                ============  =============  ============
    Depreciation and amortization                                                                (31.5)
                                                                                           ------------
    Income from continuing operations before minority interest
      and gain on sale of assets and other provisions, net                                        33.5
    Minority interest and gain on sale of assets and other provisions, net                        16.4
                                                                                           ------------
        Net income                                                                              $ 49.9
                                                                                           ============

                                                     For the nine months ended September 30, 2001
                                                -------------------------------------------------------
                                                Real Estate
                                                 Property     Development       Other
    (In millions)                               Operations     Operations    Operations       Total
                                                ------------  -------------  ------------  ------------
    Operating revenue                               $ 374.4           12.6          13.9       $ 400.9
    Segment expense                                   119.0            4.0          33.2         156.2
                                                ------------  -------------  ------------  ------------
    Net segment revenue (expense)                     255.4            8.6         (19.3)        244.7
    Interest expense                                   33.4              -          28.7          62.1
    Other income (expense), net                        16.1            0.3          (3.1)         13.3
                                                ------------  -------------  ------------  ------------
    Funds from operations                           $ 238.1            8.9         (51.1)        195.9
                                                ============  =============  ============
    Depreciation and amortization                                                                (97.9)
                                                                                           ------------
    Income from continuing operations before minority interest
      and gain on sale of assets and other provisions, net                                        98.0
    Minority interest and gain on sale of assets and other provisions, net                        (6.2)
                                                                                           ------------
        Net income                                                                              $ 91.8
                                                                                           ============

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                         For the nine months ended September 30, 2000
                                                    -------------------------------------------------------
                                                    Real Estate
                                                     Property     Development       Other
        (In millions)                               Operations     Operations    Operations       Total
                                                    ------------  -------------  ------------  ------------
        Operating revenue                               $ 407.4            7.0          11.0       $ 425.4
        Segment expense                                   128.5            3.9          29.6         162.0
                                                    ------------  -------------  ------------  ------------
        Net segment revenue (expense)                     278.9            3.1         (18.6)        263.4
        Interest expense                                   37.7              -          39.1          76.8
        Other income (expense), net                         8.4              -          (4.0)          4.4
                                                    ------------  -------------  ------------  ------------
        Funds from operations                           $ 249.6            3.1         (61.7)        191.0
                                                    ============  =============  ============
        Depreciation and amortization                                                                (96.9)
                                                                                               ------------
        Income from continuing operations before minority interest
          and gain on sale of assets and other provisions, net                                        94.1
        Minority interest and gain on sale of assets and other provisions, net                        18.7
        Discontinued operations, net of applicable income tax expense                                  0.5
        Gain on sale of discontinued operations, net of applicable income tax expense                 31.9
                                                                                               ------------
            Net income                                                                             $ 145.2
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

         On June 29, 2001, we contributed land subject to a note payable of approximately $26.0 million to a joint venture in exchange for a 30% ownership interest. Our initial investment in the joint venture amounted to $7.3 million, the net book value of the asset and liability contributed.

         In the second quarter of 2001, 400,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock were converted to shares of common stock.

                    Independent Accountants' Review Report
                    --------------------------------------

The Board of Directors and Stockholders
CarrAmerica Realty Corporation:

We have reviewed the condensed consolidated balance sheet of CarrAmerica Realty Corporation and subsidiaries as of September 30, 2001, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Washington, D.C.
October 25, 2001

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2001 and December 31, 2000 and for the three months and nine months ended September 30, 2001 and 2000 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

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

     Our operating segments' performance is measured using funds from operations. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

* Net income (loss) - computed in accordance with generally accepted accounting principles (GAAP);
* Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;
* Plus depreciation and amortization of assets uniquely significant to the real estate industry;
* Plus or minus adjustments for unconsolidated partnerships and joint ventures ( to reflect funds from operations on the same basis).

Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions.

RESULTS OF OPERATIONS

Real Estate Property Operations

         Operating results of real estate property operations are summarized as follows:

         -----------------------------------------------------------------------------------------------------------------------
                                 For the three months ended     Variance      For the nine months ended      Variance
                                                             ---------------                              ---------------
                                       September 30,            2001 vs.            September 30,            2001 vs.
                                -----------------------------                -----------------------------
         (in millions)               2001          2000           2000            2001          2000           2000
                                     ----          ----           ----            ----          ----           ----
         Operating revenue             $ 126.8       $ 131.7         $ (4.9)        $ 374.4       $ 407.4        $ (33.0)
         Segment expense                  38.9          39.8           (0.9)          119.0         128.5           (9.5)
         Interest expense                 11.0          12.8           (1.8)           33.4          37.7           (4.3)
         Other income, net                 3.7           3.3            0.4            16.1           8.4            7.7
         -----------------------------------------------------------------------------------------------------------------------

         Real estate operating revenues decreased $4.9 million (3.7%) for the three months ended September 30, 2001 as compared to 2000. This decrease resulted from the dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C., a joint venture in which we have a 35% interest. The decrease in revenues was partially offset by development properties being placed in service and "same store" rental growth. Same store rental revenues grew by approximately 4.7% (approximately $5.0 million). This increase was due primarily to an increase in average rental rates in properties in the Northern California market and improved occupancy in properties in the Washington, D.C. market.

         Real estate operating revenues decreased $33.0 million (8.1%) for the nine months ended September 30, 2001 as compared to 2000. This decrease also was attributable to dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C., partially offset by development properties placed in service and "same store" rental growth. Same store rental revenues grew by approximately 4.2% (approximately $13.1 million). This increase was due primarily to an increase in average rental rates in properties in the Northern California market.

         Real estate operating expenses decreased $0.9 million (2.3%) for the third quarter of 2001 as compared to the same period in 2000. This decrease was due primarily to the dispositions of interests in properties, including the properties

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

contributed to Carr Office Park, L.L.C., partially offset by an increase in same store operating expenses of approximately $3.5 million (9.9%).

         Real estate operating expenses decreased $9.5 million (7.4%) for the first nine months 2001 as compared to the same period in 2000. This decrease was also due primarily to the dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C., partially offset by an increase in same store operating expenses of approximately $8.1 million (8.4%). The increase in expenses includes an increase in the provision for uncollectible accounts of approximately $4.7 million due to tenant bankruptcies and collection issues.

         Real estate interest expense decreased $1.8 million (14.1%) in the third quarter of 2001 as compared to the same period in 2000. This decrease was principally the result of the retirement of mortgages following certain property dispositions and maturing mortgages.

         Real estate interest expense decreased $4.3 million (11.4%) for the first nine months of 2001 as compared to the first nine months of 2000. This decrease was principally the result of the retirement of mortgages following certain property dispositions.

         Real estate other income increased $0.4 million (12.1%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This increase was primarily the result of equity in earnings of unconsolidated entities (excluding depreciation), primarily from the investment in Carr Office Park, L.L.C. For the nine months ended September 30, 2001, real estate other income increased $7.7 million (91.7%) for the same reason.

         As a result of the deteriorating economic climate, the real estate markets have materially softened over the first three quarters of 2001. Demand for office space has declined significantly and vacancy rates have increased in each of our core markets except for downtown Washington, D.C. As a result, occupancy in our portfolio of operating properties decreased to 95.9% at September 30, 2001, as compared to 97.2% at June 30, 2001. While market rental rates have declined somewhat in most markets from peak levels, rental rates on space that was re-leased in the third quarter of 2001 increased an average of 9.5% over rates that were in effect under expiring leases.

         We expect vacancy rates to continue to increase in most of our markets through the balance of the year due to expected weak demand. As a result, we expect occupancy levels in our portfolio to decline to approximately 95.0% by the end of 2001. We do not expect the softened market conditions to have a material adverse affect on our operating results for the remainder of 2001. We expect that real estate markets will remain soft throughout 2002. As a result of the soft market, we anticipate that occupancy levels will remain at the projected 2001 year-end level through 2002.

Development Operations

         Operating results of development operations are summarized as follows:

     -----------------------------------------------------------------------------------------------------------------------
                                    For the three months ended     Variance      For the nine months ended      Variance
                                                                ---------------                              ---------------
                                          September 30,            2001 vs.            September 30,            2001 vs.
                                   -----------------------------                -----------------------------
     (in millions)                      2001          2000           2000            2001          2000           2000
                                        ----          ----           ----            ----          ----           ----
     Operating revenue                      $ 1.8         $ 3.0         $ (1.2)         $ 12.6         $ 7.0          $ 5.6
     Segment expense                          1.4           1.5           (0.1)            4.0           3.9            0.1
     Interest expense                           -             -              -               -             -              -
     Other income, net                          -             -              -             0.3             -            0.3
     -----------------------------------------------------------------------------------------------------------------------

         Revenue from our development operations decreased $1.2 million (40.0%) for the third quarter of 2001 compared to the third quarter of 2000 primarily because we earned an incentive fee related to the development of a property during the third quarter of 2000. Revenues from development operations increased $5.6 million (80.0%) for the first nine months of 2001 compared to the same period a year ago. This increase reflects our expanded operations in this area, including services provided to Carr Office Park, L.L.C. and other unconsolidated joint ventures in connection with their development of new properties.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

Other Operations

         Operating results of other operations are summarized as follows:

------------------------------------------------------------------------------------------------------------------------
                                For the three months ended    Variance       For the nine months ended      Variance
                                                            --------------                               ---------------
                                       September 30,           2001 vs.            September 30,             2001 vs.
                               -----------------------------                -----------------------------
(in millions)                      2001           2000          2000             2001          2000           2000
                                   ----           ----          ----             ----          ----           ----
Operating revenue                      $ 4.8          $ 4.7         $ 0.1           $ 13.9        $ 11.0          $ 2.9
Segment expense                          9.5           10.7          (1.2)            33.2          29.6            3.6
Interest expense                         9.1           12.0          (2.9)            28.7          39.1          (10.4)
Other (expense) income, net             (1.7)          (0.9)         (0.8)            (3.1)         (4.0)           0.9
------------------------------------------------------------------------------------------------------------------------

     Revenues from our other operations increased $0.1 million (2.1%) in the third quarter of 2001 as compared to the third quarter of 2000. The increase in 2001 resulted primarily from expansion of our operations in the area of managing rental properties for affiliates and others. In particular, in August 2000, we began providing leasing and management services to Carr Office Park, L.L.C. Revenues from other operations for the nine months ended September 30, 2001 increased $2.9 million (26.4%) from the same period in 2000 for the same reason.

     Expenses of our other operations decreased $1.2 million (11.2%) in the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The decrease was due primarily to our completion of portions of our internal process improvement efforts. For the nine months ended September 30, 2001, expenses of our other operations increased $3.6 million (12.2%) from the same period in 2001 primarily due to our expanded property management operations and professional fees associated with internal process improvement efforts and other initiatives.

     Interest expense decreased $2.9 million (24.2%) during the third quarter of 2001 compared to the third quarter of 2000 due primarily to lower debt levels partially offset by a decrease in capitalized interest due to a lower level of development activity. Interest expense decreased $10.4 million (26.6%) for the first nine months of 2001 compared to the first nine months of 2000 for the same reasons.

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

     We also have retained a significant equity investment in HQ Global. FrontLine Capital Group ("FrontLine"), the majority stockholder of HQ Global, recently announced that HQ is in default with respect to certain covenant and payment obligations under its senior and mezzanine indebtedness. FrontLine also reported that, effective as of October 1, 2001, HQ Global entered into an agreement with its senior loan lenders under which these lenders agreed not to enforce the remedies they now have as a result of HQ Global's default. This forbearance period is scheduled to terminate on December 14, 2001, or earlier under certain circumstances (including the termination, if earlier, of the forbearance period relating to HQ's mezzanine indebtedness which is scheduled to terminate no later than December 31, 2001). During this period, HQ Global can still draw funds under the senior credit agreement for working capital needs and to make interest payments to these lenders. At the end of the forbearance period, if HQ Global has not paid in full all amounts due and owing to the lenders, or if HQ has not cured all of its existing defaults, then the lenders may immediately exercise any rights and remedies available to them.

     HQ Global is in active negotiations with its lenders regarding the restructuring of its long-term indebtedness, with an objective of reaching an agreement on terms that will provide HQ Global with sufficient liquidity to operate its business through the current economic downturn. There can be no assurance that HQ Global will be able to restructure its indebtedness. Depending on the outcome of HQ Global's discussions with its lenders, we may be required to write-off some or all of our remaining $42.2 million investment in HQ Global.

Depreciation and Amortization

     Depreciation and amortization increased $2.4 million (7.6%) in the third quarter of 2001 compared to the third quarter of 2000. This increase was due primarily to development properties being placed into service partially offset by

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C. For the nine months ended September 30, 2001, depreciation and amortization increased $1.0 million (1.0%) from the same period a year ago for the same reasons.

Gain on Sale of Assets and Other Provisions, Net

     We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs. During the three months ended September 30, 2001, we disposed of a parcel of land held for development. During the three months ended September 30, 2000, we disposed of one operating property, exclusive of the properties contributed to Carr Office Park, L.L.C. We recognized a gain of $0.1 million, net of $0.8 million in income taxes, on this property.

     On August 17, 2000, we closed on a joint venture with New York State Teachers' Retirement System ("NYSTRS"). At closing, we and some of our affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash. We recognized a gain on the partial sale of approximately $20.1 million, net of income taxes of $13.1 million.

     During the nine months ended September 30, 2001, we disposed of seven operating properties, one property under development and three parcels of land held for development. We recognized a gain of $4.0 million, net of taxes of $2.0 million. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, we disposed of six operating properties, exclusive of the properties contributed to Carr Office Park, L.L.C. We recognized a gain of $7.8 million, net of taxes of $1.3 million on these properties.

Consolidated Cash Flows

     Consolidated cash flow information is summarized as follows:

                  --------------------------------------------------------------------------------------------
                                                                    For the nine months ended     Variance
                                                                                                --------------
                                                                           September 30,           2001 vs.
                                                                   -----------------------------
                  (in millions)                                        2001           2000          2000
                                                                       ----           ----          ----
                  Cash provided by operating activities               $ 143.9        $ 155.8       $ (11.9)
                  Cash provided by investing activities                 127.5          518.9        (391.4)
                  Cash used by financing activities                    (287.2)        (706.1)        418.9
                  --------------------------------------------------------------------------------------------

     Operations generated $143.9 million of net cash in 2001 compared to $155.8 million in 2000. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses, including in 2001, income taxes relating to sales of certain assets and discontinued operations in 2000.

     Our investing activities provided net cash of $127.5 million in 2001 and $518.9 million in 2000. The decrease in net cash provided by investing activities in 2001 is due primarily to the fact that in 2000, we sold our investment in HQ Global, generating $377.3 million of cash. Proceeds from sales of properties were also higher in 2000 ($223.8 million) due primarily to the Carr Office Park, L.L.C. transaction. The effect of the decreases on net cash provided by investing was partially offset by a reduction in development activities ($62.3 million), a receipt of a distribution from Carr Office Park, L.L.C. from proceeds of a third party financing of properties ($77.9 million) and a release of restricted deposits ($38.3 million).

     Our financing activities used net cash of $287.2 million in 2001 and $706.1 million in 2000. The decrease in net cash used by financing activities in 2001 is due primarily to lower repayments on unsecured credit facilities ($305.5 million) and increased proceeds from new mortgage debt ($26.6 million). In addition, we repaid $150.0 million in senior unsecured notes in 2000. The effect of these changes was partially offset by increased stock repurchase activities ($58.9 million) and increased mortgage repayments ($13.7 million) in 2001.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

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

     We have three investment grade ratings. As of September 30, 2001, Duff & Phelps Credit Rating Co. and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody's Investor Service has assigned its Baa2 rating to our prospective senior unsecured debt offerings and its Ba2 rating to our prospective cumulative preferred stock offerings.

     Our total debt at September 30, 2001 was approximately $1.1 billion, of which $114.0 million (10.3%) bore a LIBOR-based floating interest rate. The interest rate on borrowings on our unsecured credit facility at September 30, 2001 was 3.3%. The interest rate of the unsecured credit facility is 70 basis points over 30-day LIBOR. Our fixed rate mortgage payable debt bore an effective weighted average interest rate of 8.04% at September 30, 2001. The weighted average term of this debt is 6.5 years. At September 30, 2001, our debt represented 31.2% of our total market capitalization of $3.6 billion.

     In June 2001, we closed on a new three-year $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the line an additional year at our option. The line carries an interest rate of 70 basis points over 30-day LIBOR. The new credit facility has substantially similar terms as our previous facility. As of September 30, 2001, $114.0 million was drawn on the credit facility, $1.9 million in letters of credit were outstanding and we had $384.1 million available for borrowing.

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

     We will require capital for development projects currently underway and in the future. As of September 30, 2001, we had approximately 0.2 million square feet of office space in two development projects in progress. Our total expected investment on these projects is $24.1 million. Through September 30, 2001, we had invested $14.2 million or 58.9% of the total expected investment for these projects. As of September 30, 2001, we also had 1.4 million square feet of office space under construction in six projects in which we own minority interests. These projects are expected to cost $357.9 million, of which our total investment is expected to be approximately $107.8 million. Through September 30, 2001, approximately $164.4 million or 45.9% of total project costs had been expended on these projects. We have financed our investment in projects under construction at September 30, 2001 primarily from the proceeds of asset dispositions and borrowings under our credit facility. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects.

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

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

     Our Board of Directors has authorized us to spend up to $325 million to repurchase our common shares, preferred shares, and debt securities. Since the start of this program in mid-2000 through September 30, 2001, we have acquired approximately 7.2 million common shares for $209.4 million, representing an average price of $28.94 per share.

     We pay dividends quarterly. Funds, which we accumulate for distribution, are invested primarily in short-term investments collateralized by securities of the United States Government or one of its agencies.

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

         The following table provides the calculation of our funds from operations for the periods presented:

                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,                September 30,
                                                                     ---------------------------  ---------------------------
   (In thousands)                                                       2001           2000          2001           2000
                                                                     ------------  -------------  ------------  -------------
   Net income from continuing operations before minority interest       $ 31,699       $ 53,657      $ 99,054      $ 122,042
   Adjustments to derive funds from operations:
     Add depreciation and amortization                                    34,227         31,739        98,684         97,561
     Deduct:
       Minority interests' (non Unitholders) share of depreciation,
        amortization and net income                                         (213)          (248)         (714)          (722)
      Loss (gain) on sale of assets and other provisions, net                (28)       (20,182)       (1,082)       (27,923)
                                                                     ------------  -------------  ------------  -------------
   Funds from operations before allocations to the
     minority Unitholders                                                 65,685         64,966       195,942        190,958
   Less: Funds from operations allocable to the
              minority Unitholders                                        (4,596)        (4,000)      (12,940)       (12,230)
                                                                     ------------  -------------  ------------  -------------
   Funds from operations allocable to CarrAmerica
     Realty Corporation                                                   61,089         60,966       183,002        178,728
   Less: Preferred stock dividends                                        (8,655)        (8,842)      (26,050)       (26,364)
                                                                     ------------  -------------  ------------  -------------
   Funds from operations attributable to common shareholders            $ 52,434       $ 52,124     $ 156,952      $ 152,364
                                                                     ============  =============  ============  =============

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results,

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     * National and local economic, business and real estate conditions that will, among other things, affect:
          *   Demand for office properties
          * The ability of the general economy to recover timely from the current economic downturn
          *   Availability and creditworthiness of tenants
          *   Level of lease rents
          *   Availability of financing for both tenants and us;
     * Adverse changes in the real estate markets, including, among other things:
          *   Competition with other companies
          *   Risks of real estate acquisition and development
              * Failure of pending acquisitions to close and pending developments to be completed on time and within budget;
     * Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
     *   Governmental actions and initiatives; and
     *   Environmental/safety requirements.

For further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the documents we file from time to time with the Securities and Exchange Commission, and in particular, the section titled "The Company - Risk Factors" in our Annual Report on Form 10-K.

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

                                     Part II

OTHER INFORMATION
-----------------


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               15   Letter from KPMG LLP, dated November 13, 2001.

         (b)   Reports on Form 8-K

               Current Report on Form 8-K filed on August 3, 2001 regarding certain supplemental data included in the Company's press release dated August 3, 2001.

               Current Report on Form 8-K filed on September 26, 2001 regarding the effect of terrorist attacks of September 11, 2001, a tax disclosure and litigation disclosure regarding a summary judgement of September 12, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CARRAMERICA REALTY CORPORATION


/s/Richard F. Katchuk
--------------------------------------------------
Richard F. Katchuk, Chief Financial Officer


/s/ Stephen E. Riffee
--------------------------------------------------
Stephen E. Riffee, Senior Vice President, Controller and Treasurer (Principal Accounting Officer)


Date: November 13, 2001