Form 10-K405
period 2001-12-31
CARRAMERICA REALTY CORP
filed 2002-03-18
CIK 893577

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For fiscal year ended December 31, 2001

               OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

          Registrant's telephone number, including area code: (202) 729-1700

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2002, the aggregate market value of the 51,175,125 shares of Common Stock held by nonaffiliates of the registrant was approximately $1,533 million, based upon the closing price of $29.96 on the New York Stock Exchange composite tape on such date.

     Number of shares of Common Stock outstanding as of March 1, 2002:
52,494,748

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the Annual Stockholders Meeting to be held in 2002 are incorporated by reference into Part III.

                                     PART 1
ITEM 1. BUSINESS

THE COMPANY
                                    GENERAL

     CarrAmerica Realty Corporation is a fully integrated, self-administered and self-managed publicly traded real estate investment trust ("REIT"). We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2001, we owned a greater than 50% interest in 254 operating office properties and three properties under construction. The 254 operating properties contain a total of approximately 20.3 million square feet of net rentable area. Two of the properties under construction will contain approximately 184,000 square feet of net rentable area. The other property under construction is a residential property. The operating properties in which we owned a greater than 50% interest as of December 31, 2001 were 95.3% leased. These properties had approximately 1,000 tenants. As of December 31, 2001, we also owned minority interests (ranging from 15% to 50%) in 36 operating office properties and six properties under construction. The 36 operating properties contain a total of approximately 4.7 million square feet of net rentable area. The six properties under construction will contain approximately 1.2 million square feet of net rentable area. The operating properties in which we owned a minority interest as of December 31, 2001 were 95.7% leased.

     We also are a leading office innovator, having made several strategic investments or established strategic relationships with several companies that complement our core real estate portfolio ownership. These investments and relationships include essention, the engine behind InfoCentre, a web-based operations and issues management platform, AgilQuest, an online resource reservation service, and DukeSolutions, a Duke Energy subsidiary providing comprehensive energy management programs.

     We were organized as a Maryland corporation on July 9, 1992. We or our predecessor, The Oliver Carr Company ("OCCO"), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 39 years. Our experienced staff of approximately 800 employees, including about 480 on-site building employees, provides a broad range of real estates services. Our principal executive offices are located at 1850 K Street, NW, Washington, DC 20006. Our telephone number is 202-729-1700. Our web site can be found at www.carramerica.com.

                                BUSINESS STRATEGY

     Our primary business objectives are to achieve long-term sustainable per share cash flow growth and to maximize stockholder value by acquiring, developing, owning and operating office properties primarily in markets throughout the United States that we believe exhibit strong, long-term growth characteristics. We believe we utilize our knowledge of our core markets to evaluate market conditions in order to maintain strategic flexibility and determine whether those conditions favor acquisition, development or capital recycling. During the last five years, we have actively deployed capital between acquisitions and development in order to create a portfolio with strong long-term growth prospects. Our financial strategy to meet our business objectives is primarily based on attempting to derive high returns from capital invested in real estate by providing value-added services, including development, leasing and management of the properties.

     Our principal segment of operations is real estate property operations, which consists primarily of commercial property ownership. Other segments include development operations and other operations, including management services. Approximately 94.2% of our operating revenues for the year ended December 31, 2001 were associated with our real estate property operations. We conduct our development operations through our subsidiary, CarrAmerica Development, Inc. This business represented approximately 2.7% of our operating revenues for the year ended December 31, 2001.

                             COMPETITIVE ADVANTAGES
Local Market Focus
------------------

     We focus our acquisition and development activity in U.S. markets that possess long-term growth characteristics. We target markets in which:

     * Long-term population and job growth are generally expected to exceed the national average;

     *    Large, well educated employment pools exist; and

     *    Entry barriers exist for new supplies of office space.

     We have established a local presence in each of our existing core markets by acquiring or developing a critical mass of properties. This local presence is maintained through continuing investment activity and relationships established by our seasoned Market Managing Directors.

     Our Market Managing Director group consists of nine individuals who cover all of the markets in which we own property. These Directors are responsible for maximizing the performance of our properties in their respective markets and ensuring that we are consistently meeting the needs of our customers. Because they meet with our customers and local brokers on a regular basis, the Market Managing Directors have extensive knowledge of local conditions in their respective markets and are invaluable in identifying attractive investment opportunities in them.

     We are currently focusing capital in four of our core markets where we feel we can create the most value and generate the highest returns on our investments: San Francisco Bay area, Washington, D.C Metro area, Southern California and Seattle/Portland. Our property net operating income by market was as follows for the year ended December 31, 2001:

                                  Percent of
                              Property Operating
                               Income for the
                                 Year Ended
Market                            12/31/01
--------------------------  -----------------------
San Francisco Bay                           32.1
Washington, D.C. Metro                      19.6
Southern California                         12.3
Seattle/Portland                             7.9
Dallas                                       7.5
Atlanta                                      5.7
Chicago                                      4.8
Phoenix                                      2.9
Denver                                       2.8
Salt Lake City                               2.6
Austin                                       1.8
                            ----------------------
                                           100.0
                            ======================

Flexible Investment Strategy
----------------------------

     We have established a set of general guidelines and physical criteria to evaluate how we allocate our capital resources among investments, including acquisition, disposition and development opportunities. Our capital allocation decisions are driven by real estate research, which focuses on variables such as the economic growth rate, the composition of job growth and the office space supply and demand fundamentals of a particular market.

     Acquisitions

     From 1996 to 1998, we were very active in acquiring office properties as we established an operating platform for our national business strategy. During that time, we acquired an aggregate of approximately 18.4 million square feet of net rentable area. Our acquisition activity since 1998 has been limited. We will selectively pursue acquisitions in our core markets where attractive opportunities exist, particularly when pricing yields make acquisitions of existing properties attractive in comparison to new property development.

     Development

     Development of office properties is an important component of our growth strategy. We believe that long term investment returns resulting from properties we develop should generally exceed those from properties we acquire, without the assumption of significantly increased investment risks. We seek to control development risks by:

     * Employing extensively trained and experienced development personnel;

     * Avoiding the assumption of entitlement risk in conjunction with land acquisitions;

     * Entering into guaranteed maximum price construction contracts with seasoned and credible contractors;

     * Focusing on pre-leasing space and build-to-suit opportunities with our customer network; and

     * Analyzing the supply and demand characteristics of a market before commencing inventory development in that market.

     In the current environment, we have reduced our speculative development activities significantly and we are now primarily focused on the development of build-to-suit and substantially pre-leased projects. Our research-driven development program enables us to tailor our development activities in each core market, from inventory development, build-to-suit projects and acquiring and holding land for future development.

     Capital Recycling

     We also may dispose of assets that become inconsistent with our long-term strategic or return objectives. We then redeploy the proceeds from the dispositions into other office properties, or use them to fund development operations or to support other corporate needs. We also may contribute properties that we own into joint ventures with third parties.

     Stock Repurchases

     In 2000, as investments in our stock became attractive relative to real estate investment opportunities, we commenced a repurchase program for our common stock. Through December 31, 2001, we repurchased approximately 17.9 million shares of our common stock for an aggregate purchase price of approximately $518.5 million, including the repurchase of 9.2 million shares from Security Capital Group Incorporated ("Security Capital") in November 2001.

     Joint Ventures

     Joint venture arrangements provide us with opportunities to reduce investment risk by diversifying capital deployment and enhancing returns on invested capital from fee arrangements. We principally utilize these arrangements on projects characterized by large dollar-per-square foot costs and/or when we desire to limit capital deployment in certain of our core markets. For example, in August 2000, we consummated a joint venture with the New York State Teachers Retirement System. The transaction allowed us to further our business strategy of increasing returns on our invested capital and to recycle capital into and out of markets based on market dynamics. We received approximately $249.6 million in cash from the transaction at closing. In June 2001, the joint venture obtained third-party financing. We received $77.9 million of the financing proceeds.

     Strategic Alliances and Investments

     DukeSolutions. In December 1999, we entered into an alliance with DukeSolutions, a Duke Energy subsidiary. The purpose of this alliance is to implement a comprehensive energy management program that pioneers creative web-based energy information and analysis strategies. This energy management program became operational in 2000 and is intended to minimize risk due to deregulation and to reduce the energy costs at our properties and for the third party properties which we manage.

     AgilQuest. In September 2000, we made a $2.3 million equity investment in V Technologies International Corporation d/b/a AgilQuest ("AgilQuest"). AgilQuest created and operates an online resource reservation service that allows individual employees to reserve office space when and where they need it. It also enables employers to measure the use of office assets, allowing them to position office resources more efficiently. We invested an additional $0.5 million in 2001 in AgilQuest.

     essention. In November 2000, we formed a strategic relationship with essention, inc. ("essention") and made a cash investment. essention provides a web-based building operation tool, InfoCentre, for use by our properties, customers and employees. We have implemented InfoCentre at most of our properties. It allows for real-time communications and monitoring of building and customer-related maintenance activities via the Internet 24 hours per day, seven days per week. In 2001, we made an additional investment in essention. At December 31, 2001, we had invested approximately $1.7 million in essention.

     HQ Global Workplaces. In 1997, we began making investments in HQ Global Workplaces ("HQ Global"), a provider of office suites. HQ Global provides office outsourcing to customers by offering furnished individual offices and multi-office suites on a short-term basis that are equipped for a number of services, including telecommunications, broadband Internet access, copying, faxing and printing, as well as secretarial support. We own approximately 16% of the equity of HQ Global on a fully diluted basis.

     FrontLine Capital Group ("FrontLine"), the majority stockholder of HQ Global, announced in October 2001 that HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine term indebtedness, was in a forebearance period with HQ Global lenders and was actively negotiating with those lenders. In November 2001, FrontLine disclosed that it had recognized an impairment in the value of intangible assets relating to HQ Global due to HQ Global's trend of operating losses and its inability to remain in compliance with its debt arrangements. Based on these factors, our analysis of the financial condition and operating results of HQ Global (which deteriorated significantly during 2001 as the economic slowdown reduced the demand for temporary office space, particularly from technology-related tenants) and the losses of key board members and executives by HQ Global, particularly in the last half of 2001, we determined in the fourth quarter of 2001, that our investment in HQ Global was impaired. We recorded a $42.2 million impairment charge, reducing the carrying value of our investment in HQ Global to zero.

National Platform
-----------------

     Our national platform provides us with critical mass in order to provide access to many different sources of capital to achieve long-term sustainable cash flow growth. Our national platform is designed to provide corporate users of office space with a mix of products and services to meet their workplace needs at both the national and local levels. We believe that through our existing portfolio of operating properties, property development opportunities and land acquired and currently held for development, we can generate incremental demand. This can be accomplished through the relocation and expansion needs of many of our customers, both within a single core market and in multiple core markets.

     Our National Development Group is responsible for developing office properties, build-to-suit facilities and business parks for us and third parties through our subsidiary, CarrAmerica Development, Inc. This development team consists of over 40 development and project management professionals, who are located across the United States and have an average of over 17 years of experience developing office properties. Our team oversees every aspect of land planning, building design, construction and development of office properties. This ensures that all projects meet the same high standards and uniform specifications in building design and systems. We believe that the National Development Group's expertise has given us a competitive edge in marketing our facilities and services to customers.

                                2001 ACTIVITIES

Development and Acquisitions Activity
-------------------------------------

     During 2001, we placed in service approximately 442,000 square feet of office space that was previously under development. The total cost for these projects was approximately $80.2 million. We expect that the first year stabilized unleveraged return on this square footage will be approximately 12.7%. As of December 31, 2001, we had approximately 184,000 square feet of office space under construction in two projects that we wholly owned. Our total investment in these projects is expected to be $24.4 million. Through December 31, 2001, we had expended $17.9 million or 73.4% of the total expected investment for these projects. In conjunction with an office property development project through a joint venture, we are also developing a residential property. Total project costs for the residential property are expected to be $18.7 million of which $1.4 million had been expended as of December 31, 2001. Development of properties for others has become a more significant part of this segment of our business. This includes development of properties for joint ventures in which we are partners and for unaffiliated parties. As of December 31, 2001, we were managing $666.2 million in projects for others, including $314.2 million relating to the projects in which we had a minority interest. During 2001, we acquired land in Washington, D.C. that we contributed to a joint venture and also exercised a purchase option to acquire two buildings in northern California.

Joint Ventures - Development Activities
---------------------------------------

     As of December 31, 2001, we also had approximately 1.2 million square feet of office space under construction in six projects in which we own minority interests. These projects are expected to cost approximately $314.2 million. Our total investment in these projects is expected to be approximately $89.6 million. Through December 31, 2001, approximately 46.5% or $146.0 million of the total project costs had been expended, of which our portion was $41.9 million.

Dispositions
------------

     We disposed of seven operating properties, one property under development and three parcels of land held for development during 2001. We recognized a gain of $4.5 million on these transactions.

HQ Global Workplaces
--------------------

     In June 2000, we sold a substantial portion of our equity interest in HQ Global and our debt and equity interests in two European executive suites affiliates in connection with the merger of HQ Global with VANTAS Incorporated. We received $377.3 million in cash in connection with these transactions. In addition, $140.5 million of debt which we had guaranteed was repaid with a portion of the cash proceeds. Following the transaction, we owned approximately 16% of the equity of HQ Global on a diluted basis and our investment had a carrying value of $42.2 million.

     FrontLine, the majority stockholder of HQ Global, announced in October 2001 that HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine term indebtedness, was in a forebearance period with HQ Global lenders and was actively negotiating with those lenders. In November 2001, FrontLine disclosed that it had recognized an impairment in the value of intangible assets relating to HQ Global due to HQ Global's trend of operating losses and its inability to remain in compliance with its debt arrangements. Based on these factors, our analysis of the financial condition and operating results of HQ Global (which deteriorated significantly during 2001 as the economic slowdown reduced the demand for temporary office space, particularly from technology-related tenants) and the losses of key board members and executives by HQ Global, particularly in the last half of 2001, we determined in the fourth quarter of 2001, that our investment in HQ Global was impaired. We recorded a $42.2 million impairment charge, reducing the carrying value of our investment in HQ Global to zero.

Financing Activity
------------------

     In June 2001, we entered into a new three-year, $500 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the line an additional year at our option. The line carries an interest rate of 70 basis points over 30-day LIBOR. Our unsecured facility contains financial and other covenants with which we must comply and availability is limited to a specified percentage of the fair value of our unmortgaged properties.

     On December 21, 2001, we entered into a $150 million short-term loan to provide additional liquidity. Affiliates of Banc of America Securities LLC and J.P. Morgan Securities were the lenders under this short-term loan. The loan was to mature on April 2, 2002, but terminated in January 2002 without being used when we issued $400 million of senior unsecured notes.

     On January 11, 2002, we issued $400 million of senior unsecured notes. The notes bear interest at 7.125% per annum, payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. The notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries. Proceeds from the notes were used to pay down our unsecured credit facility.

     During 2001, we repurchased approximately 14.7 million shares of our common stock for approximately $428.3 million, including 9.2 million shares that we repurchased from Security Capital.

     On December 19, 2001, Security Capital consummated the public offering of 19,403,417 shares of our common stock owned by it. The shares were offered to the public at $28.37 per share. Immediately prior to the consummation of the offering, Security Capital owned approximately 37.4% of our outstanding common stock. Security Capital now no longer owns any shares of our common stock. Upon the closing of the offering, Security Capital's three designees to our board of directors resigned.

     In order to assist us in maintaining our qualification as a REIT and for other strategic reasons, our charter previously contained certain provisions generally limiting the ownership of shares of capital stock by any single stockholder to 5.0% of our outstanding common stock and/or 5.0% of any class or series of preferred stock. In accordance with the terms of our charter, our board of directors has increased these ownership limits to 9.8% from 5.0%. The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a stockholder exceeds the ownership limits. These rules may cause a stockholder to be treated as owning stock that is actually owned by others, including family members and entities in which the stockholder has an ownership interest. Our board of directors could waive this restriction if it were satisfied that ownership in excess of these ownership limits would not jeopardize our status as a REIT and the board otherwise decided that a waiver would be in our interests. Capital stock acquired or transferred in breach of the ownership limit will be automatically transferred to a trust for the benefit of a designated charitable beneficiary.

                           FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     * National and local economic, business and real estate conditions that will, among other things, affect:
               *    Demand for office properties,
               * The ability of the general economy to recover timely from the current economic downturn,
               *    Availability and creditworthiness of tenants,
               *    The level of lease rents, and
               *    The availability of financing for both tenants and us;
     * Adverse changes in the real estate markets, including, among other things:
               *    Competition with other companies, and
               * Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);
     * Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
     * Ability to maintain our status as a REIT for federal and state income tax purposes;
     *    Governmental actions and initiatives; and
     *    Environmental/safety requirements.

                                  OUR DIRECTORS

     Our directors are divided into three classes, with approximately one-third of the directors elected by the stockholders annually. Upon the closing of Security Capital's public offering of all of its remaining shares of our common stock, Messrs. William D. Sanders and C. Ronald Blankenship and Ms. Caroline S. McBride, each a Security Capital designee to our nine-member board of directors, resigned as members of our board. The current members of our Board of Directors are as follows:

* Thomas A. Carr, 43, has been our Chairman of the Board of Directors since May 2000 and President and a director since 1993 and Chief Executive Officer since 1997. Mr. Carr's term as director of the Company expires at the 2004 Annual Meeting of Stockholders. Mr. Carr was our Chief Operating Officer from April 1995 to May 1997 and our Chief Financial Officer from February 1993 to April 1995. Mr. Carr holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Brown University. Mr. Carr is a member of the Board of Governors of the National Association of Real Estate Investment Trusts, the Young Presidents Organization and Federal City Council. He is a member of the Board of Directors of The Oliver Carr Company and V Technologies International Corp. (d\b\a AgilQuest). Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Robert O. Carr. Mr. Carr is a member of the Investment Committee and the Executive Committee of the Board of Directors. In addition, Mr. Carr is a member of management's Operating Committee and Investment Committee.

* Oliver T. Carr, Jr., 76, was Chairman of our Board of Directors from February 1993 until May 2000. He also served as our Chief Executive Officer from 1993 to 1997. Mr. Carr's term as a director expires at the 2002 Annual Meeting of Stockholders. He has been renominated for election by the stockholders at that meeting to serve another three-year term. Mr. Carr founded The Oliver Carr Company in 1962 and since that time he has been its Chairman of the Board and a director as well as President from 1962 to 2000. He also is Chairman Emeritus of the Board of Trustees of The George Washington University. Mr. Carr is the father of both our current Chairman, President and Chief Executive Officer, Thomas A. Carr, and Robert O. Carr, the President of Carr Urban Development, L.L.C. Mr. Carr is a member of the Investment Committee and the Executive Committee of the Board of Directors.

* Andrew F. Brimmer, 75, has been a director since February 1993. Dr. Brimmer's term as a director expires at the 2002 Annual Meeting of Stockholders. He has been renominated for election by the stockholders at that meeting to serve another three-year term. He has been President of Brimmer & Company, Inc., an economic and financial consulting firm, since 1976. Dr. Brimmer is the Wilmer D. Barrett Professor of Economics at the University of Massachusetts, Amherst. He also serves as a director of BlackRock Investment Income Trust, Inc. (and other funds) and Borg-Warner Automotive, Inc. From June 1995 through August 1998, Dr. Brimmer served as chairman of the District of Columbia Financial Control Board. He was a member of the Board of Governors of the Federal Reserve System from March 1966 through August 1974. Dr. Brimmer received a B.A. degree and a master's degree in economics from the University of Washington and a Ph.D. in economics from Harvard University. Dr. Brimmer is a member of the Audit Committee of the Board of Directors.

*  A. James Clark, 74, has been a director since February 1993. Mr.
   Clark's term as a director expires at the 2003 Annual Meeting of Stockholders. He is Chairman of the Board and CEO of Clark Enterprises, Inc. ("CEI"), a Bethesda, Maryland-based holding company. CEI has been involved in real estate and commercial and residential construction since 1972. CEI includes the Clark Construction Group, one of the United States largest general contractors. Mr. Clark is on the Board of Trustees of the University of Maryland College Park Foundation, and is a Trustee Emeritus of the Johns Hopkins University and the Johns Hopkins Board of Medicine. He is also a member of the PGA Tour Golf Course Properties Advisory Board. Mr. Clark is a graduate of the University of Maryland. He is a member of the Investment Committee, the Executive Committee, the Executive Compensation Committee, and the Nominating Committee of the Board of Directors.

* Timothy Howard, 53, has been a director since August 1998. Mr. Howard's term as a director expires at the 2003 Annual Meeting of Stockholders. Mr. Howard has been the Executive Vice President and Chief Financial Officer of Fannie Mae since 1990 and a member of Fannie Mae's Office of the Chairman since November 2000. From 1988 to 1990, Mr. Howard was Executive Vice President - Asset Management of Fannie Mae. Mr. Howard has held positions of increasing responsibility with Fannie Mae since beginning with the company in 1982. Mr. Howard received a masters degree in economic and bachelors in economics, magna cum laude, from the University of California, Los Angeles. Mr. Howard is a member of the Audit Committee and the Executive Compensation Committee of the Board of Directors.

* Robert E. Torray, 64, has been a director since February 2002. Mr. Torray's term as a director expires at the 2002 Annual Meeting of Stockholders. He has been renominated for election by the stockholders at the meeting to serve as part of the class of directors whose term expires in 2003. Mr. Torray is the founder and has been Chairman of Robert E. Torray & Co., Inc., an institutional investment firm since 1972. Mr. Torray is also the founder and President of Torray Corporation, a mutual fund manager and is founder and Chairman of Birmingham Capital Management Company, an investment management company. Mr. Torray received his B.A. from Duke University.

*  Wesley S. Williams, Jr., 59, has been a director since February 1993.
   Mr. Williams' term as a director expires at the 2004 Annual Meeting of Stockholders. Mr. Williams has been a partner of the law firm of Covington & Burling since 1975. After serving as a junior member of the Faculty of Law of Columbia University, Mr. Williams was adjunct professor of real estate finance law at Georgetown University Law Center from 1971 to 1973. In addition, he is an author or contributing author of several texts on banking law and on real estate investment and finance. Mr. Williams is on the Editorial Advisory Board of the District of Columbia Real Estate Reporter. Mr. Williams serves as Deputy Chairman of the Board of Directors of the Federal Reserve Bank of Richmond. Mr. Williams is Co-Chairman of the Board of Directors and Co-CEO of The Lockhart Companies, Inc. and of its real estate, insurance, consumer finance and miscellaneous internet and venture subsidiaries. Mr. Williams is a member of the Executive Committee of the Board of Trustees of Penn Mutual Life Insurance Company, of which he is the Senior Trustee. He is also Chairman of the Executive Committee of the Board of Regents of the Smithsonian Institution. Mr. Williams received B.A. and J.D. degrees from Harvard University, an M.A. degree from the Fletcher School of Law and Diplomacy and a LL.M. from Columbia University. Mr. Williams is a member of the Audit Committee, Executive Compensation Committee and the Nominating Committee of the Board of Directors.

                OUR EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES

     Our executive officers and key employees (including executive officers and key employees of CarrAmerica Development, Inc. and other affiliates) are as follows:

* Karen B. Dorigan, 37, has been Chief Investment Officer since November 2000. Prior to that time, she was Managing Director - Capital Markets and Investments since April 1999. Prior to that time, Ms. Dorigan served as a Senior Vice President since May 1997. Prior to that, Ms. Dorigan served as one of our Vice Presidents since January 1996. Prior to that, Ms. Dorigan served for more than nine years in a variety of capacities in the development business of The Oliver Carr Company, including from February 1993 to January 1996 as a Vice President. Ms. Dorigan holds a Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School. Ms. Dorigan is a member of management's Operating Committee and Investment Committee.

* Philip L. Hawkins, 46, has been Chief Operating Officer since October 1998. From February 1996 to October 1998, Mr. Hawkins served as Managing Director--Asset Management. Prior to that time, Mr. Hawkins was employed by Jones Lang LaSalle, a real estate services company, since 1982. At LaSalle, he served as Executive Vice President, Eastern Division, Asset Management Group from 1995 to 1996, as Senior Vice President, Northeast Region, Asset Management Group from 1990 to 1994, and in other asset management positions prior to that time. Mr. Hawkins also was a director of LaSalle Partners Limited. He holds a Masters in Business Administration from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Hamilton College. Mr. Hawkins is a member of management's Operating Committee and Investment Committee.

* Richard F. Katchuk, 55, has been Chief Financial Officer since February 1999. From 1995 to 1999, Mr. Katchuk served as Chief Financial Officer and Corporate Executive Vice President of Crestar Financial Corporation. Prior to joining Crestar Financial Corporation, Mr. Katchuk was with Banc One, serving as a Senior Vice President Corporate Finance from 1988 to 1995. Mr. Katchuk holds a Bachelor of Arts degree in Economics from Hobart & William Smith Colleges. Mr. Katchuk is a member of management's Operating Committee and Investment Committee.

* Linda A. Madrid, 42, has been Managing Director, General Counsel and Corporate Secretary since November 1998. Prior to that time Ms. Madrid served as Senior Vice President and General Counsel since March 1998. Prior to that time, Ms. Madrid had been Senior Vice President, Managing Director of Legal Affairs and Corporate Secretary of Riggs National Corporation/Riggs Bank N.A. since February 1996 and Vice President and Litigation Manager from September 1993 to January 1996. Before joining Riggs, Ms. Madrid practiced law in several law firms in Washington, D.C. and served as Assistant General Counsel for Amtrak. Ms. Madrid holds a J.D. from Georgetown University Law Center and a Bachelor of Arts degree from Arizona State University. Ms. Madrid is a member of management's Operating Committee.

* Paul R. Adkins, 43, was appointed President, Carr Real Estate Services, Inc. in 2002. From 1999 to 2002, he was Managing Director - Private Capital. From 1996 to 1999, Mr. Adkins served as the Company's Senior Vice President, Market Managing Director for Washington, D.C. Mr. Adkins has been with the Company for over 17 years, including serving as Vice President of Acquisitions from May 1994 to August 1996. Prior to that, Mr. Adkins served in a variety of other capacities with the Company, with over 12 years in commercial real estate leasing. Mr. Adkins is a member of the District of Columbia's Building Industry Association and Northern Virginia's National Association of Industrial and Office Parks. Mr. Adkins holds a Bachelor of Arts degree in Economics from Bucknell University. Mr. Adkins is a member of management's Operating Committee.

* Steven N. Bralower, 53, has been Executive Vice President of Carr Real Estate Services, Inc., an affiliate that conducts management and leasing operations, since January 1999, and Senior Vice President of Carr Realty, L.P., a subsidiary, since May 1996. Mr. Bralower was Senior Vice President of Carr Real Estate Services, Inc. from 1993 to May 1996. Mr. Bralower is a member of the Greater Washington Commercial Association of Realtors. Mr. Bralower has been a member of the Georgetown University Law Center adjunct faculty since 1987. Mr. Bralower holds a Bachelor of Arts degree from Kenyon College.

*  Robert O. Carr, 52, has been President of CarrAmerica Urban
   Development, LLC, a subsidiary of CarrAmerica Development, since June 1998, and Chairman of the Board of Directors of Carr Real Estate Services, Inc., since February 1993. Mr. Carr served as President of Carr Real Estate Services, Inc. from 1993 to 1998. Mr. Carr is a director of The Oliver Carr Company. From 1987 until February 1993, he served as President and Chief Executive Officer of The Oliver Carr Company. Mr. Carr is a member of the Boards of Directors of the Greater Washington Research Center, the Corcoran School of Art and the National Cathedral School for Girls. Mr. Carr is also a member of the Greater Washington Board of Trade, the Urban Land Institute and the D.C. Chamber of Commerce. Mr. Carr holds a Bachelor of Arts degree from Trinity College. Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Thomas A. Carr.

*  Clete Casper, 42, has been Market Managing Director - Seattle since
   July 1999. Prior to that time Mr. Casper served as the Company's Vice President, Market Managing Director for Seattle since July 1996. Mr. Casper has over 10 years of experience in real estate and marketing. Mr. Casper's most recent experience includes one year as a Senior Associate with CB Commercial Real Estate Group Inc., Seattle, Washington. Prior to that, Mr. Casper was with Sabey Corporation in Seattle, Washington, serving as Development Manager for four years and as a Marketing Associate for five years. Mr. Casper is a graduate of Washington State University. Mr. Casper is a member of management's Operating Committee.

*  John J. Donovan, Jr., 58, has been a Market Managing Director since
   July 1999 and President of Carr Real Estate Services, Inc., since January 1999. Prior to that time, Mr. Donovan served as Senior Vice President of Carr Real Estate Services, Inc. from 1993 to 1998. He is a member of the Advisory Board for Jubilee Enterprise of Greater Washington, the Economic Club of Washington, the Greater Washington Board of Trade and the Greater Washington Commercial Association of Realtors. Mr. Donovan holds a Bachelor of Arts degree from Georgetown University. Mr. Donovan is a member of management's Operating Committee.

*  J. Thad Ellis, 41, has been Market Managing Director - Atlanta since
   July 1999. Prior to that time Mr. Ellis served as the Company's Vice President, Market Managing Director for Atlanta since November 1996. Mr. Ellis has over 15 years of experience in real estate. Mr. Ellis' most recent experience includes 10 years with Peterson Properties. At Peterson Properties, his primary responsibility was to oversee and coordinate leasing and property management for the management services portfolio. Mr. Ellis is a graduate of Washington & Lee University and is a member of the National Association of Industrial and Office Parks and Atlanta's Chamber of

   Commerce and is on the Advisory Board of Black's Guide. Mr. Ellis is a member of management's Operating Committee.

* Richard W. Greninger, 50, has been Managing Director - Property Operations since May 1999. Prior to that time Mr. Greninger served as Senior Vice President--Operations since January 1998. Prior to that, Mr. Greninger had been the Senior Vice President of Carr Real Estate Services, Inc., since March 1995. Prior to that time, he had been Vice President of Carr Real Estate Services, Inc. since February 1993. During 1994, Mr. Greninger served as President of the Greater Washington Apartment and Office Building Association. Mr. Greninger has served as a director of both the Institute of Real Estate Management and the Building Owners and Managers Association and a former Chairman of its National Advisory Council. He is also a member of the Board of Directors of essention. Mr. Greninger holds a Masters in Business Administration from the University of Cincinnati and a Bachelor of Science degree from Ohio State University. Mr. Greninger is a member of management's Operating Committee.

*  Dale F. Hogg, 59, joined us from Iridium, LLC, in May 2000 as Senior
   Vice President of Human Resources and Administration. Before joining Iridium in 1994 as Vice President of Human Resources, Mr. Hogg was Corporate Manager, Global Staffing and Corporate Manager, Compensation for W.R. Grace & Co. from 1991. Prior to that time, he had been Regional Director of Human Resources at Coca-Cola Enterprises. Mr. Hogg holds a Bachelor of Science degree from Colorado State University. He is a member of management's Operating Committee.

* William Krokowski, 39, has been Market Managing Director - Denver since December 1999. Prior to that time Mr. Krokowski served as Vice President/Director of Development for CarrAmerica Development, Inc., an affiliate, since 1997. Prior to 1997, Mr. Krokowski was a member of our investments group. Prior to joining CarrAmerica, Mr. Krokowski spent over five years with Tishman Speyer Properties in New York and Washington, D.C. as a development manager. Mr. Krokowski holds a Civil Engineering degree from Bucknell University and a Masters in Business Administration from Duke University. Mr. Krokowski is a member of management's Operating Committee.

*  Thomas Levy, 37, has been Senior Vice President - Investments since
   April 2001. He joined CarrAmerica in 1996 as Associate Due Diligence Officer after which he was promoted to Investments Director. He received a promotion to Vice President of Special Projects in April 1999 and then promoted to Vice President - Investments in April 2000. Prior to joining CarrAmerica, Mr. Levy was an Associate in the Investment Advisory Group at J.E. Roberts Companies for five years. Before joining J.E. Roberts, Mr. Levy was a Senior Consultant with Arthur Andersen & Company. He holds a Master of Business Administration from American University and a Bachelor of Arts in Economics from the University of Wisconsin. Mr. Levy is a member of management's Operating Committee.

* Joel A. Manfredo, 47, became Chief Technology Officer and Managing Director of e-business solutions in November 2000. Prior to joining us, Mr. Manfredo was Vice President and Director of Information Strategies with The Rouse Company from 1988. Mr. Manfredo served as Director of Investment Assets for a subsidiary of McCormick and Company from 1981 to 1988. Mr. Manfredo holds a Masters of Science in Finance and a Masters of Business Administration from Loyola College, as well as, a Bachelors of Science in Business Administration from Lehigh University. He is a member of management's Operating Committee.

* Robert M. Milkovich, 42, was appointed Managing Director, Carr Real Estate Services, Inc. in 2002. From 1999 to 2002, he was Market Managing Director. Prior to that time Mr. Milkovich served as Vice President, Market Managing Director for Phoenix, Arizona since January 1998. Mr. Milkovich has over 14 years of experience in real estate leasing. Mr. Milkovich's most recent experience includes five years as the Assistant Vice President of leasing for Carr Real Estate Services, Inc. Mr. Milkovich holds a Bachelor of Science in Business Administration from the University of Maryland. Mr. Milkovich is a member of management's Operating Committee.

*  Malcolm O'Donnell, 48, joined us as Vice President and Managing
   Director for our Southern California region in October 2000. He was previously employed as Principal of Alpine Holding and Keller Equity Group, Inc. overseeing development projects. From March 1997 to December 1997, Mr. O'Donnell was Vice President of Acquisitions for Beacon Properties. Mr. O'Donnell holds a Bachelor of Science degree from the University of Southern California. He is a member of management's Operating Committee.

* Gerald J. O'Malley, 58, has been Market Managing Director - Chicago since July 1999. Prior to that time Mr. O'Malley served as Vice President, Market Managing Director for Chicago since July 1996. Mr. O'Malley has over 32 years of experience in real estate marketing. Mr. O'Malley's most recent experience includes 10 years as founder and President of G. J. O'Malley & Company, a real estate office leasing company. Mr. O'Malley holds a Bachelors of Business Administration degree from Loyola University. Mr. O'Malley is a member of management's Operating Committee.

* Jeffrey S. Pace, 39, has been Market Managing Director - Austin since July 1999. Prior to that time Mr. Pace served as Vice President, Market Managing Director for Austin, Texas since May 1997. Mr. Pace has over 14 years of experience in real estate marketing. Mr. Pace's most recent experience was with Trammell Crow Company, where he served as Marketing Director. Prior to that time, Mr. Pace held the position of Marketing Representative in the Dallas and Austin markets for Carlisle Property Company, Stockton, Luedmann, French & West and Trammell Crow Company from 1985 to 1997. Mr. Pace holds a Masters of Business Administration from the University of Texas at Arlington and a Bachelor of Science from the University of Texas at Austin. Mr. Pace is a member of management's Operating Committee.

* Stephen E. Riffee, 44, has been Senior Vice President, Controller and Treasurer since July 1999. Prior to that time, Mr. Riffee served as Vice President Finance and Chief Accounting Officer of Marriott International, Inc. for three years. Prior to joining Marriott International, Inc., Mr. Riffee served as Assistant Vice President at Burlington Northern Railroad after having previously worked in the National Transportation Practice of KPMG Peat Marwick. Mr. Riffee holds a Bachelor of Science in Commerce degree from the McIntire School of Commerce of the University of Virginia. Mr. Riffee is a member of management's Operating Committee.

* William H. Vanderstraaten, 41, has been Market Managing Director - Dallas since July 1999. Prior to that time Mr. Vanderstraaten served as Vice President, Market Managing Director for Dallas since April 1997. Mr. Vanderstraaten has over 16 years of experience in real estate development and leasing fields. Mr. Vanderstraaten's most recent experience prior to working for the Company includes eight years as Vice President--New Development for Harwood Pacific Corporation in Dallas, Texas, where his primary responsibilities were directing large scale development projects and coordinating leasing efforts for portfolios. Mr. Vanderstraaten holds a Bachelor of Science degree in Business Administration from Southern Methodist University. Mr. Vanderstraaten is a member of management's Operating Committee.

* Stephen Walsh, 44, has been Senior Vice President of Capital Markets since April 2001. Prior to this appointment, Mr. Walsh served as Acting Manager for Capital Markets. Before joining CarrAmerica, Mr. Walsh was Vice President, Investor Relations for the Mills Corporation. Additionally, he served as Vice President in the Structured Debt Group at Bank of America. Mr. Walsh received his Master of Business Administration from George Washington University and his Bachelor's degree from the State University of New York. Mr. Walsh is a member of management's Operating Committee.

* Karen L. Widmayer, 43, has served as Senior Vice President of Corporate Communications since August 1999. Prior to that time Ms. Widmayer served as Vice President of Corporate Communications since 1997. Ms. Widmayer is an 18-year veteran of CarrAmerica and our predecessor company. Ms. Widmayer is responsible for our strategic marketing and branding including media relations, advertising, community relations, employee communications, corporate and project marketing as well as our web site and intranet site. Ms. Widmayer performed Masters work in Economics at the University of Tennessee. Ms. Widmayer holds a Bachelor of Arts degree in Business Management from Virginia Intermont College. Ms. Widmayer is a member of management's Operating Committee.

* James S. Williams, 45, has been a Managing Director since April 1999 and President of CarrAmerica Development since May 1999. Prior to that time Mr. Williams was Senior Vice President of CarrAmerica Development since October 1996. Mr. Williams rejoined us after two years as Vice President of Operations of Chadwick International. Prior to that, from 1983 to 1994, he served in a variety of capacities for The Oliver Carr Company including Senior Vice President of Development. Mr. Williams is a guest lecturer at George Washington University. He holds a Bachelor of Science degree in Business Administration from West Virginia University. Mr. Williams is a member of the Board of Directors and a member of the Executive Committee of the District of Columbia Building Industry Association. He is a member of the Investment Committee of CarrAmerica Development and a member of management's Investment Committee and Operating Committee.

                                  RISK FACTORS

     In addition to the other information in this document, you should consider carefully the following risk factors in evaluating an investment in our securities. Any of these risks or occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business and operations.

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

     *    Oversupply of Office Space. An oversupply of space in markets
          --------------------------
          where we own office properties would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates.

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

     *    Tenant Risk. Our performance, liquidity and financial condition
          -----------
          depends on our ability to collect rent from our tenants. While no tenant in our portfolio accounted for more than 5% of our rental revenue for the year ended December 31, 2001, our financial position may be adversely affected by financial difficulties experienced by a major tenant, or by a number of smaller tenants, including bankruptcies, insolvencies or general downturns in business.

     *    Reletting Costs and Uncertainties. As leases expire, we try to
          ---------------------------------
          either relet the space to an existing tenant or attract a new tenant to occupy the space. In either case, we likely will incur significant costs in the process. In addition, if market rents have declined since the time the expiring lease was entered into, the terms of any new lease signed likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the income earned from that space.

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

     *    Insurance. Although we believe our properties are adequately
          ---------
          covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. Prior to September 11, 2001, insurance market conditions were gradually beginning to harden. Unlike the earlier hard market in the mid-1980's, the events of September 11, 2001 are expected to affect nearly all coverage lines. This, combined with the fluctuations in insurance companies' investment income, capacity and reinsurance treaty renewals, and a year of significant losses, is expected to impact premiums. Our current property insurance policy, which expires June 30, 2002, includes terrorism coverage, but we anticipate that when we renew the policy, acts of terrorism will not be included in coverage. We expect that some underwriters will offer terrorism coverage, but at a high cost. Overall, we anticipate that insurance coverage costs will be higher in the future which could reduce our profitability.

NEW DEVELOPMENTS AND ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED

     Over the last few years, we have executed on a major acquisition and development program. In deciding whether to acquire or develop a particular property, we made certain assumptions regarding the expected future performance of that property. If a number of these new properties do not perform as expected, our financial performance will be adversely affected.

     We remain active in developing office properties. New office property developments are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project will increase, and there may be costs incurred for projects that are not completed.

WE DO NOT HAVE EXCLUSIVE CONTROL OVER OUR JOINT VENTURE INVESTMENTS

     We have invested in projects or properties as a co-venturer or partner in the development of new properties and the continued operations of operating properties. These investments involve risks not present in a whollyowned project. Risks related to these investments include:

     * Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;
     *    Possibility that our co-venturer or partner might:
          *    become bankrupt;
          *    have interests or goals that are inconsistent with ours;
          * take action contrary to our instructions, requests or interests (including those related to our qualification as a REIT for tax purposes); or
          *    otherwise impede our objectives; and
     * Possibility that we, together with our partners, may be required to fund losses of the investee which losses would not necessarily appear in our consolidated financial statements (e.g. for cost method investments).

In addition, most of our joint venture agreements contain buy/sell clauses that could require us to buy or sell our interest at a time we do not deem favorable for financial or other reasons including the availability of cash at such time and the impact of tax consequences resulting from any sale.

OUR USE OF DEBT SUBJECTS US TO VARIOUS FINANCING RISKS

     We regularly borrow money to finance our operations, particularly the acquisition and development of properties. We generally incur unsecured debt, although in many cases we will incur mortgage debt that is secured by one or more of our office buildings. In the future, our financial condition could be materially and adversely affected by our use of debt financing, in part due to the following risks:

     *    No Limitation on Debt Incurrence. Our organizational documents do
          --------------------------------
          not limit the amount of debt we can incur. Our degree of leverage could have important consequences, including making it more difficult for us to obtain additional financing in the future for business needs, as well as making us more vulnerable to an economic downturn.

     *    Possible Inability to Meet Scheduled Debt Payments. If our
          --------------------------------------------------
          properties do not perform as expected, the cash flow from our properties may not be enough to make required principal and interest payments. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment.

     *    Inability to Refinance Debt. In almost every case, very little of
          ---------------------------
          the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow could be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense which could cause our cash from operations to be insufficient to service the debt.

     *    Financial Covenants Could Adversely Affect Our Financial
          --------------------------------------------------------
          Condition. Our credit facilities and the indentures under which our
          ---------
          senior unsecured indebtedness are issued contain financial and operating covenants, including coverage ratios and other limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. In addition, failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of our indebtness which would have a material adverse effect on our financial condition. Failure to meet our financial covenants could result from, among other things, changes in our results of operations or even general economic changes.

     *    Variable Interest Rates Could Increase the Cost of Borrowing. A
          ------------------------------------------------------------
          significant amount of our financing is through an unsecured line of credit. The line of credit is subject to variable floating interest rates. Because we have not hedged against interest fluctuations, significant increases in interest rates could dramatically increase our costs of borrowing on the line of credit. Additionally, interest rates on certain types of our debt are based on the credit rating of our debt by independent agencies, and would be increased in the event that the credit ratings are downgraded.

OUR BUSINESS STRUCTURE HAS CERTAIN RISKS ASSOCIATED WITH IT

* Certain Officers and Directors May Have Interests that Conflict with the Interests of Stockholders. Certain of our officers and members of our board of directors own limited partnership units in Carr Realty, L.P., a partnership that holds some of our properties. These individuals may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and Carr Realty, L.P., such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. We, as the sole general partner of Carr Realty, L.P., have the exclusive authority to determine whether and on what terms Carr Realty, L.P. will sell or refinance an individual property, but the effect of certain transactions on these unitholders may influence our decisions affecting these properties.

*    We May Not Be Able to Sell Properties When Appropriate.
     Real estate property investments generally cannot be sold quickly. Agreements that we have entered into with respect to certain properties owned by CarrAmerica Realty, L.P. and Carr Realty, L.P. limit our ability to dispose of property. Also, the tax laws applicable to REITs restrict our ability to dispose of certain properties. Therefore, we may by unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position. In addition, we will be subject to tax on the sale of properties by our development company, CarrAmerica Development, Inc.

*    Lack of Voting Control Over Carr Real Estate Services, Inc.
     While most of our income is generated from the ownership and operation of our office buildings, we own an 8.1% voting and a 95.8% nonvoting interest in Carr Real Estate Services, Inc. Carr Real Estate Services, Inc. conducts management and leasing operations for third parties and for office buildings in which we own less than a 100% interest. As of December 31, 2001, we owned approximately 95% of the economic interest in Carr Real Estate Services, Inc. through the ownership of nonvoting common stock. The majority of voting common stock of Carr Real Estate Services, Inc. is owned by The Oliver Carr Company. As a result, we have no right to elect the directors of Carr Real Estate Services, Inc., and our ability to influence its operations is limited. Carr Real Estate Services, Inc. may engage in business activities that are not in our best interests.

     *    We Depend On External Capital.
          To qualify as a REIT, we generally must distribute to our stockholders each year at least 90% of our net taxable income excluding net capital gain and in order to eliminate federal income tax, we must distribute 100% of our net taxable income, including capital gains. Because of this distribution requirement, we likely will not be able to fund all future capital needs, including capital for property development and acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings.

CERTAIN FACTORS MAY INHIBIT CHANGES IN CONTROL OF THE COMPANY

* Charter and By-law Provisions. Certain provisions of our charter and by-laws may delay or prevent a change in control of the Company or other transactions that could provide our common stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of our stockholders. These include a staggered board of directors and the ability of our board of directors to authorize the issuance of preferred stock without stockholder approval. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our common stockholders.

* Ownership Limit. In order to assist us in maintaining our qualification as a REIT and for other strategic reasons, our charter previously contained certain provisions generally limiting the ownership of shares of capital stock by any single stockholder to 5.0% of our outstanding common stock and/or 5.0% of any class or series of preferred stock. In accordance with the terms of our charter, our board of directors has increased these ownership limits to 9.8% from 5.0%. The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a stockholder exceeds the ownership limits. These rules may cause a stockholder to be treated as owning stock that is actually owned by others, including family members and entities in which the stockholder has an ownership interest. Our board of directors could waive this restriction with respect to certain stockholders if it were satisfied that ownership in excess of these ownership limits would not jeopardize our status as a REIT and the board otherwise decided that a waiver would be in our interests. Capital stock acquired or transferred in breach of the ownership limit will be automatically transferred to a trust for the benefit of a designated charitable beneficiary.

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

THE MARKET VALUE OF OUR SECURITIES CAN BE ADVERSELY AFFECTED BY MANY FACTORS

          As with any public company, a number of factors may adversely influence the public market price of our common stock, many of which are beyond our control. These factors include:

          *    Level of institutional interest in us;
          * Perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;
          * Attractiveness of securities of REITs in comparison to other companies;
          *    Our financial condition and performance;
          * The market's perception of our growth potential and potential future cash dividends;
          * Increases in market interest rates, which may lead investors to demand a higher annual yield from our distributions in relation to the price paid for our stock; and
          * Relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our stock.

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

OUR STATUS AS A REIT

          We believe that we qualify for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. If we qualify as a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. In determining that we have satisfied this requirement, we have concluded that certain services, such as cafeteria services that we have provided to tenants through an independent contractor in certain of our properties under arrangements where we bear part or all of the expenses of such services, are considered customary in the geographic area where such properties are located. There can be no assurance that the IRS or a court would agree with such conclusion or other positions we have taken interpreting the REIT requirements. We also are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold some of our assets through partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

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

          Even if we qualify as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, if we have net income from "prohibited transactions," that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have recently undertaken a significant number of asset sales, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. In addition, any net taxable income earned directly by some of our affiliates, including Carr Real Estate Services, Inc. and CarrAmerica Development, Inc., is subject to federal and state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the

REIT, the REIT's tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Several entities in which we own interests, Carr Real Estate Services, Inc. and CarrAmerica Development, have elected to be taxable REIT subsidiaries. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

ITEM 2. PROPERTIES

                                    GENERAL

          As of December 31, 2001, we owned interests (consisting of whole or partial ownership interests) in 290 operating properties located in 12 markets across the United States. As of December 31, 2001, we owned fee simple title or leasehold interest in 252 operating properties, controlling partial interests in two operating properties and non-controlling partial interests of 15% to 50% in 36 operating properties. In addition, as of December 31, 2001, we owned (either directly or through CarrAmerica Development) two office properties and one residential property under development. Except as we disclose in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", we have no immediate plans to renovate our operating properties other than for routine capital improvements. Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. Prior to September 11, 2001, insurance market conditions were gradually beginning to harden. Unlike the earlier hard market in the mid-1980's, the events of September 11, 2001 are expected to affect nearly all coverage lines. This, combined with the fluctuations in insurance companies' investment income, capacity and reinsurance treaty renewals, and a year of significant losses, is expected to impact premiums. Our current property insurance policy, which expires June 30, 2002 includes terrorism coverage, but we anticipate that when we renew the policy, acts of terrorism will not be included in coverage. We expect that some underwriters will offer terrorism coverage, but at a high cost. Overall, we anticipate that insurance coverage costs will be higher in the future.

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

          The following table sets forth information about each operating property in which we own an interest as of December 31, 2001.


                                                Net                          Total          Average
                                              Rentable                     Annualized      Base Rent
                                # of          Area in        Percent       Base Rent/3/     /Leased
      Property                Buildings      Sq. Feet/1/     Leased/2/    (in thousands)   Sq. Feet/4/   Significant Tenants/5/
---------------------------- -----------    -------------  ------------  ----------------  ------------  -----------------------
Consolidated Properties

EASTERN REGION
--------------
Downtown Washington, D.C.:
     International Square             3        1,014,556        100.0%           $34,237         $33.75  International Monetary
                                                                                                         Fund (49%)
     900 19th Street                  1          101,215         97.7%             3,257          32.93  America's Community Bankers
                                                                                                         (30%), Stone & Webster
                                                                                                         (13%), Korn/Ferry
                                                                                                         International (12%), Lucent
                                                                                                         Technologies, Inc. (11%)
     2550 M Street                    1          187,931        100.0%             8,191          43.58  Patton Boggs, L.L.P. (99%)
     1730 Pennsylvania Avenue/6/      1          229,377        100.0%             8,313          36.24  Federal Deposit Insurance
                                                                                                         Co. (47%), King & Spalding
                                                                                                         (39%)
     1255 23rd Street/7/              1          306,395         96.4%             8,620          29.20  Chronicle of Higher
                                                                                                         Education (30%), William M.
                                                                                                         Mercer, Inc. (21%),
                                                                                                         J&H/Marsh & McLennan, Inc.
                                                                                                         (14%)
     1747 Pennsylvania Avenue         1          151,872         96.4%             4,838          33.06  Legg Mason Wood Walker,
                                                                                                         Inc. (19%)
     1775 Pennsylvania Avenue         1          143,981         98.5%             4,091          28.84  Citicorp Savings of
                                                                                                         Washington, DC (81%)
Suburban Washington, D.C.:
     One Rock Spring Plaza/6/         1          205,721         98.1%             5,572          27.60  Caterair International
                                                                                                         (22%), Sybase, Inc. (19%)
     Sunrise Corporate Center         3          260,253        100.0%             6,333          24.33  Software AG of North
                                                                                                         America (81%)
     Reston Crossing East & West      2          327,788        100.0%             6,556          20.00  Nextel Communications,
                                                                                                         Inc. (100%)
Atlanta, GA:
     Glenridge                        1           63,904         97.7%             1,243          19.90  Metropolitan Life Insurance
                                                                                                         (13%), Brooks, McGinnis &
                                                                                                         Chafin, LLC (12%), Spectrum
                                                                                                         Realty Advisors (12%),
                                                                                                         Communication Trends, Inc.
                                                                                                         (11%)
     Century Springs West             1           95,074         78.0%             1,451          19.56  No tenant occupies 10%
     Holcomb Place                    1           72,827        100.0%             1,326          18.21  Intercept Group, Inc.
                                                                                                         (64%), Progeni Corp. (13%),
                                                                                                         Key Construction Services,
                                                                                                         Inc. (12%)
     Midori                           1           99,691        100.0%             1,928          19.34  National Consumer Services
                                                                                                         (66%), United Parcel
                                                                                                         Service (21%)
     Parkwood                         1          150,270         96.0%             2,905          20.14  Onesource (20%),
                                                                                                         Corecommerce (11%)
     Lakewood                         1           80,483         20.2%               289          17.72  Hickson (USA) Corp. (17%)
     The Summit                       1          179,085        100.0%             3,299          18.42  Unisys Corp. (86%), CSC
                                                                                                         Continuum, Inc. (14%)
     Spalding Ridge                   1          128,233         99.3%             2,630          20.66  IT Corporation (57%),
                                                                                                         Federal Deposit Insurance
                                                                                                         Co. (10%)
     2400 Lake Park Drive             1          100,918         77.0%             1,359          17.48  United Healthcare Services,
                                                                                                         Inc. (29%), GSA (17%)
     680 Engineering Drive            1           62,154         83.4%               505           9.74  Enrev Corp. (33%), EMS
                                                                                                         Technologies, Inc. (26%)
     Embassy Row                      3          465,359         90.8%             7,887          18.66  Ceridian Corporation (24%),
                                                                                                         Cabot Corp. (10%)
     Embassy 100, 500                 2          190,470        100.0%             4,168          21.88  Art Institute of Atlanta,
                                                                                                         Inc. (60%), Career
                                                                                                         Education Corp. (40%)
     Waterford Centre                 1           82,368         75.3%             1,235          19.90  VCG, Inc. (18%), Arkwright
                                    -----      ----------                                                Mutual Insurance (15%)
         Eastern Region Subtotal     31        4,699,925         95.4%

PACIFIC REGION
--------------
Southern California:  Orange County/Los Angeles:
     Scenic Business Park             4          138,076        100.0%             2,343          16.97  Miles, Wright, Finely & Zak
                                                                                                         (19%), Talbert Medical
                                                                                                         Group (19%), Terayon
                                                                                                         Communications Systems
                                                                                                         (17%), Coast Community
                                                                                                         College (13%), So. Ca.
                                                                                                         Blood & Tissue Service
                                                                                                         (12%)
     Harbor Corporate Park            4          151,924         96.1%             2,872          19.67  Anzdl, Inc. (33%), Clayton
                                                                                                         Environmental (10%)
     Plaza PacifiCare                 1          104,377        100.0%             1,064          10.19  Pacificare Health Systems,
                                                                                                         Inc. (100%)
     Katella Corporate Center         1           80,609         97.1%             1,444          18.44  No tenant occupies 10%
     Warner Center                   12          343,486         98.7%             8,750          25.80  El Camino Resources, Inc.
                                                                                                         (24%), GSA (20%)
     South Coast Executive Center     2          161,692         68.4%             2,858          25.85  No tenant occupies 10%
     Warner Premier                   1           61,553         64.3%             1,111          28.05  Protective Life Insurance
                                                                                                         Company (34%)
     Von Karman                       1          104,138        100.0%             2,636          25.32  Vision Solutions, Inc.
                                                                                                         (40%), Fidelity National
                                                                                                         Title Ins. (26%), Taco Bell
                                                                                                         Corp. (18%), Dentalxchange,
                                                                                                         Inc. (16%)


                                                  Net                           Total         Average
                                                Rentable                     Annualized      Base Rent
                                  # of          Area in      Percent         Base Rent/3/     /Leased
       Property                 Buildings     Sq. Feet/1/    Leased/2/     (in thousands)   Sq. Feet/4/   Significant Tenants/5/
---------------------------   ------------   -------------  ----------     --------------   -----------  -------------------------
  2600 W. Olive                     1            144,831      100.0%              3,704         25.57    Walt Disney Company (89%)
  Bay Technology Center             2            107,481      100.0%              1,699         15.81    Amresco Residential
                                                                                                         Mortgage (57%), Aqcess
                                                                                                         Technologies, Inc. (43%)
  Pacific Corporate Plaza
  1, 2, 3                           3            125,298      100.0%              2,418         19.30    Zland.com, Inc. (23%),
                                                                                                         Gallagher Bassett Svcs.,
                                                                                                         Inc. (20%), Covenant Care
                                                                                                         California, Inc. (16%),
                                                                                                         Aqueduct, Inc. (16%),
                                                                                                         AMFM System Inc. (12%)
  Alton Deere Plaza                 6            182,183       79.9%              2,689         18.48    Nextlink California (23%),
                                                                                                         XO California, Inc. (12%),
                                                                                                         Foster Wheeler
                                                                                                         Environmental (11%)
  Westlake Spectrum                 2            108,084      100.0%              2,060         19.06    Pinkerton's Inc. (67%),
                                                                                                         Valueclick (21%), Insweb
                                                                                                         Corp. (12%)

Southern California: San Diego:
  Del Mar Corporate Plaza           2            123,142      100.0%              3,381         27.46    Stellcom Inc. (79%),
                                                                                                         Peregrine Systems, Inc.
                                                                                                         (21%)
  Wateridge Pavilion                1             62,194       73.5%                922         20.16    Infogation Corp. (25%),
                                                                                                         Wateridge Insurance
                                                                                                         Service (18%), TCS
                                                                                                         Mortgage, Inc. (14%)
  Towne Center Technology
  Park 1, 2, 3                      3            182,120      100.0%              3,156         17.33    Gateway, Inc. (100%)
  Lightspan                         1             64,800      100.0%              1,229         18.97    Lightspan Partnership,
                                                                                                         Inc. (100%)
  La Jolla Spectrum 1 & 2           2            156,653      100.0%              4,799         30.64    Torrey Mesa Research
                                                                                                         Institute (51%), Scripps
                                                                                                         Research Institute (49%)
  Palomar Oaks Technology Park      6            170,357       81.8%              1,740         12.49    Unifes, Inc. (23%), TPR
                                                                                                         Group, Inc. (13%), Pacific
                                                                                                         Analytical, Inc. (11%)
  Jaycor                            1            105,358      100.0%              1,896         18.00    Gateway, Inc. (100%)
  Highlands Corporate Center        5            205,085       89.2%              5,797         31.70    Brobeck, Phleger &
                                                                                                         Harrison (14%), Genesis
                                                                                                         Communications Int'l (12%)

Northern California: San
Francisco Bay Area:
  CarrAmerica Corporate Center      7          1,004,799      100.0%             19,273         19.18    AT&T (47%), Peoplesoft,
                                                                                                         Inc. (32%), Pacific Bell
                                                                                                         Mobile Services (17%)
  Valley Business Park I            2             67,784       83.2%              1,161         20.60    Leybold Inficon, Inc.
                                                                                                         (35%), Informative Inc.
                                                                                                         (17%), Acer Labs, Inc.
                                                                                                         (15%)
  Bayshore Centre 2                 1             94,874      100.0%              1,935         20.40    Redback Networks, Inc.
                                                                                                         (100%)
  Rincon Centre                     3            201,178      100.0%              4,954         24.63    Propel Software Corp.
                                                                                                         (44%), Toshiba America
                                                                                                         Electronic (31%), Future
                                                                                                         Electronics Corp. (19%)
  Valley Centre II                  4            212,082      100.0%              3,124         14.73    Boston Scientific (100%)
  Valley Office Centre              2             68,881       96.4%              2,312         34.81    Bank of America (22%),
                                                                                                         Quadrep, Inc. (13%)
  Valley Centre                     2            102,291      100.0%              2,002         19.58    Seagate Technology (40%),
                                                                                                         Numerical Technologies,
                                                                                                         Inc. (38%), Vivace
                                                                                                         Networks (22%)
  Valley Business Park II           6            166,928      100.0%              3,535         21.18    Pericom Semiconductor
                                                                                                         Corp. (40%), Computer
                                                                                                         Training Academy (20%)
  Rio Robles                        7            368,178      100.0%              6,009         16.32    Fujitsu Microelectronics
                                                                                                         (41%), KLA Instruments
                                                                                                         Corp. (36%), NEC Systems,
                                                                                                         Inc. (23%)
  First Street Technology
  Center                            1             67,582      100.0%              1,014         15.00    Comdisco, Inc. (100%)
  Baytech Business Park             4            300,000      100.0%              5,366         17.89    Schlumberger Technologies,
                                                                                                         Inc. (58%), Caspian
                                                                                                         Networks (25%), Rapid 5
                                                                                                         Networks, Inc. (13%)
  3571 North First Street           1            116,000      100.0%              3,062         26.40    Sun Microsystems, Inc.
                                                                                                         (100%)
  San Mateo Center I                1             70,000        0.0%                  -             -    -
  Oakmead West Land A-G             7            425,981      100.0%              9,712         22.80    Applied Materials, Inc.
                                                                                                         (100%)
  San Mateo II & III                2            141,731       61.5%              3,577         41.06    Women.com Networks (31%)
  Hacienda West                     2            208,654       93.8%              5,954         30.43    Paychex, Inc. (13%), Sun
                                                                                                         Microsystems, Inc. (13%)
  Sunnyvale Technology Center       5            165,520      100.0%              3,379         20.41    Lattice Semiconductor
                                                                                                         Corp. (51%), BMC Software
                                                                                                         (25%), Nokia Internet
                                                                                                         Comm., Inc. (12%),
                                                                                                         Metelics Corp. (12%)
  Clarify Corporate Center
  1, 2, 3, 4                        4            258,048      100.0%              6,637         25.72    Nortel Networks, Inc.
                                                                                                         (100%)
  Valley Technology Center
  1, 2, 3, 4, 5, 6 & 7              7            460,590      100.0%             11,105         24.11    Lattice Semiconductor
                                                                                                         Corp. (29%), TSMC North
                                                                                                         America, Inc. (24%), Fore
                                                                                                         Systems, Inc. (18%),
                                                                                                         Navisite, Inc. (14%)

                                                  Net                           Total         Average
                                                Rentable                     Annualized      Base Rent
                                   # of          Area in     Percent         Base Rent/3/     /Leased
       Property                 Buildings     Sq. Feet/1/   Leased/2/     (in thousands)    Sq. Feet/4/   Significant Tenants/5/
---------------------------   ------------   -------------  -----------    --------------   -----------  --------------------------
  Golden Gateway Commons            3            273,842       95.3%              9,468         36.27    Norcal Mutual Insurance
                                                                                                         Co. (29%), Sharper Image
                                                                                                         Corp. (21%), ABM
                                                                                                         Industries, Inc. (11%)
  Techmart Commerce Center          1            266,050       91.3%              9,824         40.44    Network Conference Co.,
                                                                                                         Inc. (14%)
  Fremont Technology Park
  1, 2, 3                           3            139,304      100.0%              2,564         18.41    Applied Fiber Optics,
                                                                                                         Inc. (39%), Flash
                                                                                                         Electronics, Inc. (32%),
                                                                                                         Bandwidth Unlimited,
                                                                                                          Inc. (29%)
  Mountain View Gateway
  Center                            2            236,400      100.0%              5,201         22.00    KPMG LLP (57%), Netscape
                                                                                                         Communications Corp.
                                                                                                         (43%)
Portland, OR:
  Sunset Corporate Park             3            132,531       80.9%              1,488         13.88    First Insight Corp.
                                                                                                         (34%), Volkswagen of
                                                                                                         America, Inc. (34%)
  Rock Creek Corp Center            3            142,662      100.0%              3,051         21.39    Corillian Corp. (85%),
                                                                                                         University of Phoenix
                                                                                                         (15%)
Seattle, WA:
  Redmond East                     10            396,497       91.6%              5,137         14.14    Avaya, Inc. (21%),
                                                                                                         Cardiac Pacemakers Inc.
                                                                                                         (20%), Genetic Systems
                                                                                                         (14%), Riverdeep Group
                                                                                                         PLC (12%)
  Redmond Hilltop B & C             2             90,880      100.0%              1,515         16.67    Concur Technologies
                                                                                                         (90%), Citrix Systems,
                                                                                                         Inc. (10%)
  Canyon Park                       6            316,978       99.1%              5,014         15.95    Icos Corp. (28%),
                                                                                                         Targeted Genetics Corp.
                                                                                                         (24%), FedEx (14%)
  Willow Creek                      1             96,179      100.0%                981         10.20    Data I/O Corp. (100%)
  Willow Creek Corp. Center
  1, 2, 3, 4, 5, 6                  6            329,009      100.0%              5,524         16.79    Safeco Insurance Co. of
                                                                                                         America (52%), Metawave
                                                                                                         Communications Co. (29%),
                                                                                                         Nextlink Communications,
                                                                                                         Inc. (13%)
  Canyon Park Commons
  1, 2, 4                           3            176,846      100.0%              2,251         12.73    Washington Mutual Bank
                                                                                                         (62%), AT&T Wireless
                                                                                                         Services, Inc. (38%)
  Canyon Park Commons               1             95,290      100.0%              1,342         14.08    Safeco Insurance Co.
                                                                                                         (100%)
                               ---------   --------------
    Pacific Region Subtotal       173         10,077,010       95.6%

CENTRAL REGION
--------------
Austin, TX:
  City View Centre                  3            136,183       24.0%                531         16.22    Confiniti (21%)
  City View Center                  1            128,716      100.0%              2,073         16.10    Broadwing
                                                                                                         Telecommunication (100%)
  Braker Point                      1            195,230      100.0%              3,353         17.17    Harcourt, Inc. (100%)
  Tower of the Hills                2            166,149      100.0%              2,992         18.01    Texas Guaranteed
                                                                                                         Student Loan (76%)
Chicago, IL:
  Parkway North I                   1            249,314       80.6%              3,182         15.84    Alliant Foodservice, Inc.
                                                                                                         (53%)
  Unisys                            2            365,244       97.0%              5,700         16.08    Washington Mutual Home
                                                                                                         Loan (30%), Hub Group,
                                                                                                         Inc. (11%)
  The Crossings                     1            297,799       92.3%              5,165         18.80    Abercrombie & Kent
                                                                                                         Internat'l (16%),
                                                                                                         Allstate Insurance Co.
                                                                                                         (11%)
  Bannockburn I & II                2            209,969       93.2%              3,180         16.26    IMC Global, Inc. (38%),
                                                                                                         Parexel (21%)
  Bannockburn IV                    1            105,330       96.2%              1,708         16.85    Open Text, Inc. (34%),
                                                                                                         Onepointe Communications
                                                                                                         (21%), Abbott
                                                                                                         Laboratories (12%)

Dallas, TX:
  Cedar Maple Plaza                 3            113,343       93.1%              2,433         23.05    No tenant occupies 10%
  Quorum North                      1            116,178       93.3%              2,250         20.75    Digital Matrix Systems,
                                                                                                         Inc. (20%), HQ Global
                                                                                                         (20%)
  Quorum Place                      1            178,296       90.9%              3,135         19.35    VHA Southwest, Inc.
                                                                                                         (22%), McCann-Erickson
                                                                                                         USA, Inc. (13%)
  Tollway Plaza 1, 2                2            359,903      100.0%              8,405         23.35    Sun Microsystems, Inc.
                                                                                                         (27%), Americorp
                                                                                                         Relocation Mgmt. (10%),
                                                                                                         HQ Global (10%)
  Two Mission Park                  1             77,832       85.7%              1,178         17.66    Macromedia, Inc. (33%),
                                                                                                         Bland, Garvey & Taylor,
                                                                                                         Inc. (17%)
  Commons @ Las Colinas
  1,2,3                             3            604,234      100.0%             11,763         19.47    Nokia, Inc. (100%)
  5000 Quorum                       1            162,165       96.5%              3,214         20.54    Case Corporation (11%)
                             ----------      ------------
     Central Region Subtotal       26          3,465,885       92.7%

MOUNTAIN REGION
---------------
Denver, CO:
  Harlequin Plaza                   2            329,273       94.9%              5,625         18.00    Travelers Insurance Co.
                                                                                                         (24%), Bellco First
                                                                                                         Federal Credit (14%),
                                                                                                         Regis University (12%)

                                                Net                      Total        Average
                                              Rentable                Annualized     Base Rent
                                  # of        Area in      Percent    Base Rent/3/    /Leased
      Property                  Buildings   Sq. Feet/1/   Leased/2/  (in thousands)  Sq. Feet/4/     Significant Tenants/5/
----------------------------   -----------  ------------  ---------  --------------  ------------ ------------------------------
  Quebec Court I                       1         130,000    100.0%         2,144       16.50      Time Warner Communications (100%)
  Quebec Court II                      1         157,294    100.0%         2,694       17.13      Tele-Communications, Inc. (100%)
  Quebec Centre                        3         106,865     93.5%         1,871       18.73      Eonbusiness Corp. (12%),  Walberg,
                                                                                                  Dagner & Tucker, P.C. (11%)
  Dry Creek 3                          1          92,356    100.0%         1,458       15.79      AT&T Broadband Management (100%)
Phoenix, AZ:
  Qwest Communications                 4         532,506    100.0%         9,503       17.85      Qwest Communications (100%)
Salt Lake City, UT:
  Sorenson Research Park               5         282,944     97.7%         3,382       12.24      Convergys Customer Mgmt (47%), ITT
                                                                                                  Educations Services, Inc. (15%),
                                                                                                  Intel Corp. (15%)
  Wasatch Corporate Center             3         178,231     96.0%         2,365       13.82      Advanta Bank Corp. (28%),
                                                                                                  Achieveglobal, Inc. (23%), Fonix
                                                                                                  Corp. (14%), Tenfold Corp. (14%),
                                                                                                  Musician's Friend, Inc. (12%)
  Wasatch Corporate Center 17, 18      2         121,654    100.0%         1,838       15.11      Ebay, Inc. (59%), Citrix Systems
                                                                                                  (21%), Western Aggregates, Inc.
                                                                                                  (15%)
  Sorenson X                           1          41,288    100.0%           780       18.90      Electronic Data Systems (73%),
                                                                                                  Volvo
                                                                                                  Commercial Credit Corp.  (13%),
                                                                                                  WFS Financial Lease (11%)
  Creekside I & II                     1          78,000    100.0%         1,032       13.23      3Com Corp. (100%)
                                 -----------  ------------            ------------
    Mountain Region Subtotal          24       2,050,411     98.2%

    Total Consolidated Properties    254      20,293,231                 419,226
     Weighted Average                                        95.3%                     21.72

Unconsolidated Properties
Washington, D.C.:
  1919 Pennsylvania Avenue/8/          1         328,436     99.4%         8,927       37.13      A.C. Corp. (24%), Mortgage Bankers
                                                                                                  Assoc. (22%), Cole, Raywid &
                                                                                                  Braverman, LLP (17%), Porter
                                                                                                  Wright Morris (13%), Jenkens &
                                                                                                  Gilchrist, P.C. (12%)
  2025 M Street/8/                     1         245,303     99.5%         4,886       27.96      Radio Free Asia (32%), Smith,
                                                                                                  Bucklin & Assoc. (27%), Akin Gump
                                                                                                  Strauss Hauer (11%)
  1201 F Street/12/                    1         226,871     96.0%         6,636       33.62      Charles River Assoc., Inc. (20%),
                                                                                                  Cadwalader Wickersham (18%),
                                                                                                  Health Insurance Association
                                                                                                  (18%), National Federation of
                                                                                                  Independent Business (17%)
  Bond Building/9/                     1         162,182     99.2%         5,425       33.72      GSA (97%)
  1717 Pennsylvania Avenue/10/         1         236,455     97.2%         6,718       37.77      MCI Telecommunications Corp. (57%)
  799 9th Street/13/                   1         201,464     74.3%         6,556       43.80      U. S. Mint (74%)
  Booz Allen & Hamilton Building/10/   1         222,989    100.0%         3,706       16.62      Booz Allen & Hamilton, Inc. (100%)

Portland, OR:
  GM Call Center/11/                   1         103,279    100.0%         1,250       12.11      GM Call Center (100%)

Chicago, IL:
  Parkway 3, 4, 5, 6, 10/12/           5         653,914     99.2%        11,069       17.94      Fujisawa USA, Inc. (22%),
                                                                                                  Associates Commerce Solutions
                                                                                                  (20%), Shand Morahan & Co. (13%),
                                                                                                  BT Office Products (10%)

Dallas, TX:
  Royal Ridge Phase II, A, B/12/       4         503,733     88.9%         7,617       17.00      Capital One Services, Inc. (32%),
                                                                                                  Verizon (29%), American Honda
                                                                                                  Finance Corp. (13%)
  Custer Court/8/                      1         120,050     45.0%         1,167       21.60      DGI Technologies (26%), Advanced
                                                                                                  Fibre Communication (16%)

Austin, TX:
  Riata Corporate and Riata           12         997,678    100.0%        16,717       16.96      Janus Capital Corp. (32%),
  Crossing/12/                                                                                    Electronic Data Systems (27%)
Denver, CO:

                                               Net                      Total        Average
                                             Rentable                 Annualized     Base Rent
                                  # of       Area in       Percent    Base Rent/3/    /Leased
      Property                  Buildings   Sq. Feet/1/   Leased/2/  (in thousands)  Sq. Feet/4/     Significant Tenants/5/
----------------------------   -----------  ------------  ---------  --------------  ------------ ------------------------------
    Panorama I, II, III, V,
  VIII, X/12/                          6         664,050       91.0%       11,718       17.65    Charles Schwab & Co., Inc. (41%),
                                 -----------  ----------                ------------               AT&T Corp. (13%)
  Total Unconsolidated
    Properties                        36       4,666,404                   92,392
                                 ===========  ==========                ============
     Weighted Average                                          95.7%                    20.69
  Total All Operating Properties     290      24,959,635                 $511,618
                                 ===========  ===========               ============
     Weighted Average                                          95.4%                   $21.52

/1/ Includes office, retail and parking space but excludes storage.
/2/ Includes spaces for leases that have been executed and have commenced as of
    December 31, 2001.
/3/ Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i)percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.
/4/ Calculated as total annualized base rent divided by net rentable area leased.
/5/ Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
/6/ We own the improvements on the property and have a leasehold interest in all the underlying land.
/7/ We hold a general and limited partner interest in a partnership that owns the property.
/8/ We own 49% through a joint venture.
/9/ We own 15% through a joint venture.
/10/We own 50% through a joint venture.
/11/We own 16% through a joint venture.
/12/We own 35% through a joint venture.
/13/We own 40% through a joint venture.

                OCCUPANCY, AVERAGE RENTALS AND LEASE EXPIRATIONS

      As of December 31, 2001, 95.3% of our aggregate net rentable square footage in 254 consolidated operating properties was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past five years for the consolidated operating properties:

                                                Average
                               Percent         Annualized            Number of
                              Leased at       Rent/Leased          Consolidated
  December 31,                Year End         Sq. Ft./1/           Properties
---------------------       -----------       -------------       --------------
2001                            95.3%           $25.02                 254
2000                            97.4%            23.77                 252
1999                            97.4%            21.66                 271
1998                            96.7%            20.46                 292
1997                            95.9%            19.38                 243

/1/Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in buildings under lease at year end.

The following table is a schedule of our lease expirations for leases in place as of December 31, 2001 for the next ten years for the 254 consolidated operating properties, assuming no tenants exercise renewal options:

                   Net Rentable         Annual Base       Percent of Total
 Year of           Area Subject         Rent Under        Annual Base Rent
  Lease            to Expiring           Expiring          Represented by
Expiration       Leases (sq. ft.)     Leases (000's)       Expiring Leases
-----------      ----------------     ---------------     ----------------
2002                 2,007,000          $  44,637               10.5%
2003                 2,726,000             55,908               13.2%
2004                 3,045,000             68,201               16.1%
2005                 2,474,000             53,819               12.7%
2006                 2,162,000             49,313               11.6%
2007                 1,759,000             37,938                9.0%
2008                 1,501,000             34,039                8.0%
2009                 1,514,000             29,500                7.0%
2010                   613,000             14,403                3.4%
2011                   223,000              3,709                0.9%
2012 and
 thereafter          1,323,000             31,878                7.6%

                               MORTGAGE FINANCING

     As of December 31, 2001, some of our consolidated operating properties were subject to fixed rate mortgage indebtedness. The total of these mortgages was $473.4 million. Our fixed rate mortgage debt as of December 31, 2001 bore an effective weighted average interest rate of 8.04% and a weighted average maturity of 6.9 years (assuming loans callable before maturity are called as early as possible). The following table details information regarding the existing mortgage indebtedness for the consolidated operating properties as of December 31, 2001.

                                                                                                           Estimated
                                                                                                          Balance Due
                                         Interest        Principal          Maturity     Annual Debt      at Maturity
Property                                  Rate          Balance (000's)       Date      Service (000's)     (000's)
------------------------------------    ----------    ----------------     --------    ---------------   -------------
Sunnyvale Technology Center/Highland
Corporate Center/Hacienda West               8.90%            $ 28,875       6/1/02            $2,673        $28,391
Jaycor                                       7.35%              10,861       2/1/03             1,520         10,114
Parkway North                                6.92%              24,164      12/1/03             1,672         24,164/1/
Canyon Park Commons                          9.13%               4,923      12/1/04               714          4,071
Qwest Communications                         7.92%              16,613      12/1/05             4,111            -
Qwest Communications                         7.92%               4,822      12/1/05             1,308            -
Qwest Communications                         7.92%               7,233      12/1/05             1,962            -
Qwest Communications                         7.92%               7,233      12/1/05             1,962            -
Redmond East                                 8.38%              26,141       1/1/06             2,648         24,022/2/

Century Springs
West/Glenridge/Midori/Lakewood/Parkwood      7.20%              18,718       1/1/06             2,126         15,209/3/
Wateridge Pavilion                           8.25%               3,308      11/1/06               338          2,921
Wasatch Corporate Center                     8.15%              12,016       1/2/07             1,220         10,569
2600 West Olive                              6.75%              18,913       1/1/09             1,524         16,738
Palomar Oaks                                 8.85%               9,636       4/1/09             1,025          7,925
1255 23rd St                                 8.12%              37,982       4/1/09             3,584         33,062
1730 Penn/ International Square              8.12%             182,176       4/1/09            17,190        158,571
South Coast                                  7.13%              14,871      6/10/09             1,287         12,660
Sorenson                                     7.75%               2,198       7/1/11               328            -
Sorenson                                     8.88%               1,523       5/1/17               182            -/4/

1747 Penn                                    9.50%              14,042      7/10/17             1,730            -/5/

900 19th St.                                 8.25%              15,305      7/15/19             1,656            -
1775 Penn                                    7.63%              11,735       9/1/29             1,020            -
Techmart Commercial Ctr./6/                   n/a                   94       2/1/03                45            -

Total                                        8.04%            $473,382                        $51,825
                                          =========         ==========                      ===========

1. Prepayable at the rates stated in the loan documents.
2. Prepayable after 12/19/05 at the rates stated in the loan documents.
3. Prepayable at the rates stated in the loan documents.
4. Note is callable by the lender after 6/30/02. The estimated principal balance will be $13,841,000 at that date.
5. Note is callable by the lender after 7/1/04. The estimated principal balance will be $14,177,000 at that date.
6. Capital lease.

For additional information regarding our office properties and their operation, see "Item 1, Business."

ITEM 3. LEGAL PROCEEDINGS

     We currently involved in two separate lawsuits with two stockholders of HQ Global. The first lawsuit involves the September 1998 conversion of an approximately $111 million loan that we made to HQ Global into stock of HQ Global. We, along with HQ Global, initiated this lawsuit in the United States District Court for the District of Columbia in February 1999, asking the court to declare that the terms of the debt conversion were fair, after two minority stockholders threatened to challenge the terms of the conversion. These stockholders had claimed that both the conversion price used and the methods by which the conversion price was agreed upon between HQ Global and us were not fair to HQ Global or these stockholders. Thereafter, these two stockholders filed their own counterclaims against HQ Global, the board of directors of HQ Global and us. The stockholders asked the court to declare the conversion void, or in the alternative for compensatory and punitive damages. On September 12, 2001, the trial court granted these stockholders' motion for summary judgment, declaring that the shares issued in connection with the conversion were null and void. We believe that the trial court incorrectly interpreted Delaware law in this case. We appealed this decision on October 2, 2001. We recognize that, in light of the trial court's finding, there is a reasonable possibility that we will be unsuccessful in overturning the court's decision. In that event, there are a number of possible outcomes, including a reduction in our equity interest in HQ Global or a cash payment by us to these stockholders. We currently believe that the value of any loss we may incur from this decision should not exceed $10 million, although we cannot assure you that this will be the case.

     The second lawsuit involves claims filed by these two stockholders in April 2000 arising out of the June 2000 merger transaction involving HQ Global and VANTAS Incorporated. In this lawsuit, these two stockholders have brought claims against HQ Global, the board of directors of HQ Global, FrontLine
Capital Group and us in Delaware Chancery Court. The two stockholders allege that, in connection with the merger transaction, we breached our fiduciary duties to the two stockholders and breached a contract with the stockholders. The claim relates principally to the allocation of consideration paid to us with respect to our interest in an affiliate of HQ Global that conducts international executive suites operations. The stockholders asked the court to rescind the transaction, or in the alternative for compensatory and rescissory damages. The court recently determined that it would not rescind the merger transaction, but held open the possibility that compensatory damages could be awarded or that another equitable remedy might be available. We believe that these claims are without merit and that we will ultimately prevail in this action, although we cannot assure you that the court will not find in favor of these stockholders. We continue to believe, however, that, even if the court finds in favor of these stockholders, any such adverse result will not have a material adverse effect on our financial condition or results of operations.

     We party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
          MATTERS

     Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CRE". As of December 31, 2001, there were 388 stockholders of record. The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape, and the dividends paid per share of common stock for each quarterly period for the past two years.

2001            1Q          2Q       3Q          4Q       Full Year
-------------------------------------------------------------------
High      $   30.88         30.69    33.29       30.30        33.29
Low           27.83         27.00    27.78       27.90        27.00
Dividend     0.4625        0.4625   0.4625      0.4625         1.85

2000            1Q           2Q       3Q          4Q      Full Year
-------------------------------------------------------------------
High      $   20.77         27.44    30.27       31.50        31.50
Low           18.56         20.34    26.60       28.80        18.56
Dividend     0.4625        0.4625   0.4625      0.4625         1.85

     In order to qualify as a REIT, we are required to make ordinary dividend distributions to our stockholders. The amount of these distributions must equal at least:

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

     For federal income tax purposes, distributions may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder's basis in the shares of common stock and will not be taxable to the extent that the distribution equals or is less than the stockholder's basis in the stock. To the extent a distribution exceeds both current and accumulated earnings and profits and the stockholder's basis in the stock, that distribution will be treated as a gain from the sale or exchange of that stockholder's shares. Every year, we notify stockholders of the taxability of distributions paid during the preceding year.

     The following table sets forth the approximate taxability of common stock distributions paid in 2001, 2000 and 1999:

                  2001      2000    1999
                 -------  -------  -------
Ordinary income     92%      84%     78%
Capital gain         8%      16%     22%

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information. The financial and operating data have been extracted from our consolidated financial statements for each of the periods presented.

     The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes included elsewhere in this Annual Report on Form 10K:

(In thousands, except per share data)                                    Year Ended December 31,
                                                     ---------------------------------------------------------------
                                                           2001       2000       1999          1998         1997
                                                     ---------------------------------------------------------------
Operating Data:

Real Estate Operating Revenue (from continuing

   operations):

   Rental revenue                                       $ 507,609  $ 531,859   $ 498,849     $ 440,455     $325,502

   Real estates service revenue                            31,037     26,172      17,054        16,167       15,998

Consolidated Data:

   Income from continuing operations                       79,061    147,159     151,079 /1/   119,979 /1/   77,800

   Income (loss) from discontinued operations                  -         456      (7,862)        6,518          940

   Gain on sale of discontinued operations, net of tax         -      31,852          -             -            -

   Dividends paid to common stockholders                  114,106    123,245     125,876       127,188       97,195

Per Share Data:

   Basic income from continuing operations                   0.73       1.69        1.71          1.23         1.21

   Diluted income from continuing operations                 0.71       1.65        1.71          1.23         1.21

   Income (loss) from discontinued operations - diluted        -        0.01       (0.12)         0.09         0.02

   Gain on sale of discontinued operations- diluted            -        0.47          -             -            -

   Dividends paid to common shareholders                     1.85       1.85        1.85          1.85         1.75

   Weighted average shares outstanding - basic             61,010     66,221      67,858        68,577       54,873

   Weighted average shares outstanding - diluted           62,442     67,649      67,982        68,778       59,597

(In thousands)                                                         As of or for the Year Ended December 31,
                                                     ---------------------------------------------------------------------
                                                            2001         2000        1999         1998           1997
                                                     ---------------------------------------------------------------------
Balance Sheet Data:

   Real estate, before accumulated depreciation        $ 2,872,047  $ 2,813,320   $ 3,067,822   $ 2,934,653   $ 2,384,668

   Total assets                                          2,775,600    3,072,841     3,479,072     3,627,260     2,730,556

   Mortgages and notes payable                           1,405,382    1,211,158     1,603,371     1,610,859     1,025,145

   Minority interest                                        83,393       89,687        92,586        88,815        73,955

   Total stockholders' equity                            1,177,807    1,646,706     1,686,715     1,813,939     1,552,697

   Total common shares outstanding                          51,965       65,018        66,826        71,760        59,994

Other Data:

   Net cash provided by operating activities            $  217,714    $ 179,054     $ 175,069     $ 239,752     $ 133,077

   Net cash provided by (used by) investing activities     101,204      567,477        83,647      (985,321)     (998,733)

   Net cash (used by) provided by financing activities    (338,581)    (773,713)     (238,366)      757,760       861,864

   Funds from continuing operations before

      allocation to the unitholders/2/                     216,682      254,714       226,587       211,094       151,900

/1/  Net income from continuing operations includes a non-recurring gain
     (loss) of $4.5 million and ($13.7) million related to a treasury lock agreement in 1999 and 1998, respectively.
/2/ We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT. Along with cash flows from operating activities, financing activities and investing activities, funds from operations provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding gains or losses from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Our funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from us. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP and, as such, should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or our ability to make distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years. The number of properties that we owned and were consolidated in the financial statements were 254 in 2001, 252 in 2000 and 271 in 1999. Comparison of the periods is also affected by development operations.

                          CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. Our critical accounting policies relate to the evaluation of impairment of long-lived assets and of our investment in HQ Global and the evaluation of the collectibility of accounts and notes receivable.

     If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land held for development, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Our estimates are subject to revision as market conditions and our assessments of them change.

     If events or circumstances indicate that the fair value of an investment accounted for using the equity or cost method (such as our investment in HQ Global) has declined below its carrying value and we consider the decline to be "other than temporary," the investment is written down to fair value and an impairment loss is recognized. For example, our evaluation of impairment of our investment in HQ Global in 2001 was based on a number of factors. These factors included: analysis of the financial condition and operating results of HQ Global, which deteriorated significantly during 2001 as the economic slowdown reduced the demand for temporary office space, particularly from technology-related tenants; the inability of HQ Global to remain in compliance with provisions of its debt agreements and its failure to reach an agreement with lenders on a restructuring of its debt prior to the expiration of a forbearance period in December 2001; the losses of key board members and executives by HQ Global, particularly in the last half of 2001;and the announcement by FrontLine Capital Group, HQ Global's controlling shareholder, in November 2001 that it had recognized an impairment in the value of intangible assets relating to HQ Global. Based on our evaluation, we determined in the fourth quarter of 2001 that our investment in HQ Global was impaired on an "other than temporary" basis and that our investment in HQ Global had no value. Accordingly, we wrote down our carrying value of the investment to zero and recognized the loss in continuing operations. We would not expect this conclusion to change unless there is a significant improvement in HQ Global's business and a restructuring of its debt on terms that are favorable to its equity investors.

     Our allowance for doubtful accounts and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. areas). For example, in 2001, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts by approximately $5.5 million.

                              RESULTS OF OPERATIONS

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

     Our operating segments' performance is measured using funds from operations. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

* Net income (loss) - computed in accordance with accounting principles generally accepted in the United States of America (GAAP);

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

REAL ESTATE PROPERTY OPERATIONS

     Operating results and assets of real estate property operations are summarized as follows:

=============================================================================
                               For the year ended            Variance
                                                       ----------------------
Real Estate Operations            December 31,           2001 vs.  2000 vs.
----------------------   ------------------------------
(in millions)             2001        2000        1999      2000       1999
                          ----        ----        ----      ----       ----
Operating revenue      $   507.6   $   531.9    $ 498.9   $ (24.3)   $  33.0
Segment expense            162.8       170.0      167.2      (7.2)       2.8
Interest expense            44.0        49.2       50.5      (5.2)      (1.3)
Other income, net           19.7        14.5        8.9       5.2        5.6

                                   As of December 31,
                         ------------------------------
                          2001        2000        1999
                          ----        ----        ----
Total assets           $ 2,682.7   $ 2,711.9  $ 2,991.8   $ (29.2)  $ (279.9)
==============================================================================

     Real estate operating revenues decreased $24.3 million (4.6%) in 2001 as compared to 2000. This decrease resulted from the dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C., a joint venture in which we have a 35% interest, in August 2000. The decrease in revenues was partially offset by development properties being placed in service and "same store" rental growth. Same store rental revenues grew by approximately 4.3% (approximately $18.1 million). This increase was due primarily to an increase in average rental rates in properties in the Northern California market.

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

     Real estate operating expenses decreased $7.2 million (4.2%) in 2001 as compared to 2000. This decrease was due primarily to the dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C., partially offset by an increase in same store expenses of approximately $13.6 million (10.3%). The increase in expenses includes an increase in the provision for uncollectible accounts of approximately $5.5 million due to collection issues and tenant bankruptcies.

     Real estate operating expenses increased $2.8 million (1.7%) in 2000 as compared to 1999. This increase was due to development properties being placed in service and a slight increase in same store expenses. These increases were partially offset by dispositions of interests in properties, including the properties contributed to Carr Office Park, L.L.C. in August 2000.

     Real estate interest expense decreased $5.2 million (10.6%) in 2001 as compared to 2000 and $1.3 million (2.6%) in 2000 as compared to 1999. These decreases were principally the result of the retirement of certain mortgages due to maturities or dispositions of the related properties.

     Real estate other income increased $5.2 million (35.9%) in 2001 as compared to 2000 and $5.6 million (62.9%) in 2000 as compared to 1999. These increases were primarily the result of equity in earnings of unconsolidated entities (excluding depreciation and amortization), primarily from the investment in Carr Office Park, L.L.C.

     Real estate assets declined $29.2 million from 2000 to 2001 due principally to the sale of properties in the Phoenix market. The primary cause of the decrease in real estate assets from 1999 to 2000 was the contribution of $332.1 million of property to Carr Office Park, L.L.C. These assets are not included in our consolidated financial statements but we retain a 35% interest in them.
                                      31

     In response to a deteriorating economic climate, the real estate markets have materially softened in 2001. Demand for office space has declined significantly and vacancy rates have increased in each of our core markets. As a result, occupancy in our portfolio of operating properties decreased to 95.3% at December 31, 2001, as compared to 97.4% at December 31, 2000. While market rental rates have declined somewhat in most markets from peak levels, rental rates on space that was re-leased in 2001 increased an average of 18.6% over rates that were in effect under expiring leases. However, in the fourth quarter of 2001, rental rates on space that was re-leased declined 2.7% from rates that were in effect under expiring leases. We expect that the softening of the real estate markets we experienced in the latter half of 2001 will continue throughout 2002. As a result of the soft market, we anticipate that occupancy levels will be lower in 2002. We expect average occupancy to decline to approximately 93.5% for 2002.

DEVELOPMENT OPERATIONS

     Operating results and assets of development operations are summarized as follows:

==========================================================================
                               For the year ended           Variance
                                                       ------------------
Development Operations            December 31,         2001 vs.  2000 vs.
----------------------   ----------------------------
(in millions)             2001      2000      1999      2000      1999
                          ----      ----      ----      ----      ----
Operating revenue       $  14.2   $ 10.6    $  6.6    $  3.6    $   4.0
Segment expense             6.6      4.5       4.6       2.1       (0.1)
Interest expense            -          -         -         -         -
Other income, net           0.4      0.2       0.2       0.2         -

                                  As of December 31,
                        -----------------------------
                         2001       2000      1999
                         ----       ----      ----
Total assets            $  49.8   $ 96.3   $ 220.1   $ (46.5)  $ (123.8)
==========================================================================

     Revenue from our development operations increased $3.6 million (34.0%) in 2001 as compared to 2000 and $4.0 million (60.6%) in 2000 as compared to 1999. These increases resulted primarily from our growth in fee development business. In particular, in August 2000, we began providing services to Carr Office Park, L.L.C. and other joint ventures in connection with their development of new properties. The increase for 2001 also includes incentive fees of $5.2 million earned as a result of achieving cost and completion date targets on development of certain properties. Incentive fees for 2000 were $0.8 million.

     The expenses for our development operations increased $2.1 million in 2001 as compared to 2000 and decreased $0.1 million in 2000 as compared to 1999. The increase in 2001 was due principally to increased activity in development for third parties. The decrease in expenses in 2000 was due primarily to lower salary expense from a temporary reduction in headcount.

     In 2001, development assets decreased $46.5 million from 2000 due primarily to properties being placed in service and a lower level of internal development activity. Total development assets decreased $123.8 million in 2000 from $220.1 million in 1999. This decrease includes $76.9 million due to our contribution of assets to Carr Office Park, L.L.C. The remaining decrease was due primarily to properties being placed in service.

OTHER OPERATIONS

     Operating results and assets of other operations are summarized as follows:
                                      32

============================================================================================
                               For the year ended                         Variance
                                                              ------------------------------
Other Operations                 December 31,                     2001 vs.      2000 vs.
----------------       ----------------------------------
(in millions)             2001        2000        1999              2000           1999
                          ----        ----        ----              ----           ----
Operating revenue      $  16.9     $  15.5     $  10.4         $     1.4        $    5.1
Segment expense           42.9        41.6        34.3               1.3             7.3
Interest expense          38.5        49.1        38.6             (10.6)           10.5
Other expense, net       (47.3)       (3.6)       (3.2)            (43.7)           (0.4)

                               As of December 31,
                       ----------------------------------
                          2001        2000        1999
                          ----        ----        ----
Total assets           $  43.1     $ 264.6     $  59.5         $  (221.5)      $   205.1
============================================================================================

     Revenues from our other operations increased $1.4 million (9.0%) in 2001 as compared to 2000 and increased $5.1 million (49.0%) in 2000 as compared to 1999. These increases resulted primarily from expansion of our operations in the area of managing rental properties for affiliates and others. In particular, in August 2000, we began providing leasing and management services to Carr Office Park, L.L.C.

     Expenses of our other operations increased $1.3 million (3.1%) in 2001 as compared to 2000 and $7.3 million (21.3%) in 2000 as compared to 1999. The increase in 2001 was due primarily to our expanded property management operations discussed above and professional fees associated with internal process improvement efforts and other initiatives. The increase in 2000 was due primarily to the same factors.

     Interest expense for other operations is net of interest allocated to other segments, consisting primarily of interest capitalized on development projects at our average effective borrowing rate. Interest expense for our other operations decreased $10.6 million (21.6%) in 2001 as compared to 2000 and increased $10.5 million (27.2%) in 2000 as compared to 1999. The decrease in 2001 is due to the repayment of debt and lower interest rates on our floating rate debt. The increase in 2000 was due to a decrease in capitalized interest due primarily to a lower level of development activity.

     Other expenses, net, of our other operations increased $43.7 million in 2001 as compared to 2000 due primarily to the impairment loss recognized on our investment in HQ Global. FrontLine Capital Group ("FrontLine"), the majority stockholder of HQ Global, announced in October 2001 that HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine term indebtedness, was in a forebearance period with HQ Global lenders and was actively negotiating with those lenders. In November 2001, FrontLine disclosed that it had recognized an impairment in the value of intangible assets relating to HQ Global due to HQ Global's trend of operating losses and its inability to remain in compliance with its debt arrangements. Based on these factors, our analysis of the financial condition and operating results of HQ Global (which deteriorated significantly during 2001 as the economic slowdown reduced the demand for temporary office space, particularly from technology-related tenants) and the losses of key board members and executives by HQ Global, particularly in the last half of 2001, we determined in the fourth quarter of 2001, that our investment in HQ Global was impaired. We recorded a $42.2 million impairment charge, reducing the carrying value of our investment in HQ Global to zero.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased $1.5 million (1.2%) in 2001 compared to 2000 and increased $8.8 million (7.4%) in 2000 compared to 1999. The decrease in 2001 was due to the disposition of the Phoenix properties and the contribution of properties to Carr Office Park, L.L.C., partially offset by properties placed in service. The increase in 2000 was due primarily to acquisitions of property and transitions of property from construction in progress to operations, partially offset by property dispositions and joint venture activity.

GAIN ON SALE OF ASSETS AND OTHER PROVISIONS, NET

     We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs.

     During 2001, we disposed of seven operating properties, one property under development and three parcels of land held for development. We recognized a gain of $4.5 million on these transactions. We also recognized an impairment loss of $1.5 million on certain parcels of land held for development or sale due to a decline in fair market value of the land.

     During 2000, we disposed of 16 operating properties (including one property in which we held an interest through an unconsolidated entity) and four parcels of land held for development. We recognized a gain of $24.1 million on these transactions, net of taxes of $5.6 million, including a gain of $8.8 million relating to our share of gain on a sale of property in which we held an interest through an unconsolidated entity.

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

     During 1999, we disposed of 63 properties and two parcels of land being held for development. We recognized a gain of $54.8 million, net of District of Columbia franchise tax of $0.6 million.

DISCONTINUED OPERATIONS

     Our income from discontinued operations of the executive suites business was $0.5 million in 2000 versus a loss of $7.9 million in 1999. Income increased primarily due to the lease-up of development properties placed into operations.

     On January 20, 2000, we, along with HQ Global Workplaces, Inc. (HQ Global), VANTAS Incorporated (VANTAS) and FrontLine, entered into several agreements that contemplated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interests in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. On June 1, 2000, we consummated the transactions. We recognized an after tax gain of $31.9 million. Following the transactions, we owned approximately 16% of the equity of HQ Global on a fully diluted basis and our investment had a carrying value of $42.2 million.

     FrontLine, the majority stockholder of HQ Global, announced in October 2001 that HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine term indebtedness, was in a forebearance period with HQ Global lenders and was actively negotiating with those lenders. In November 2001, FrontLine disclosed that it had recognized an impairment in the value of intangible assets relating to HQ Global due to HQ Global's trend of operating losses and its inability to remain in compliance with its debt arrangements. Based on these factors, our analysis of the financial condition and operating results of HQ Global (which deteriorated significantly during 2001 as the economic slowdown reduced the demand for temporary office space, particularly from technology-related tenants) and the losses of key board members and executives by HQ Global, particularly in the last half of 2001, we determined in the fourth quarter of 2001, that our investment in HQ Global was impaired. We recorded a $42.2 million impairment charge, reducing the carrying value of our investment in HQ Global to zero.

CONSOLIDATED CASH FLOWS

     Consolidated cash flow information is summarized as follows:

============================================================================================
                                                For the year ended            Variance
                                                                        --------------------
                                                   December 31,          2001 vs.  2000 vs.
                                         ---------------------------
(in millions)                             2001      2000      1999         2000      1999
                                          ----      ----      ----         ----      ----
Cash provided by operating activities    $ 217.7   $ 179.1   $ 175.1      $  38.6   $   4.0
Cash provided by investing activities      101.2     567.5      83.6       (466.3)    483.9
Cash used by financing activities         (338.6)   (773.7)   (238.4)       435.1    (535.3)
============================================================================================

     Operations generated $217.7 million of net cash in 2001 compared to $179.1 million in 2000 and $175.1 million in 1999. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses, including in 2001 income taxes relating to sales of properties and discontinued operations completed in 2000.

     Our investing activities provided net cash of $101.2 million in 2001, $567.5 million in 2000 and $83.6 million in 1999. The decrease in net cash provided by investing activities in 2001 is due primarily to the fact that in 2000, we sold our investment in HQ Global, generating $377.3 million of cash. Proceeds from sales of properties were also higher in 2000 ($474.0 million) due primarily to the Carr Office Park, L.L.C. transaction. The effect of these decreases on net cash provided by investing activities was partially offset by a reduction in development activities ($32.4 million), receipt of a distribution from Carr Office Park, L.L.C. from proceeds of a third party financing of properties ($77.9 million) and a release of restricted deposits ($34.9 million) in connection with the acquisition of a property. The increase in net cash provided by investing activities in 2000 is due to proceeds from the sale of discontinued operations and reduced property acquisitions and development activity.

     Our financing activities used net cash of $338.6 million in 2001, $773.7 million in 2000 and $238.4 million in 1999. During 2001, we repurchased $428.3 million of our common stock generally using our credit line to finance the purchases. In 2001, we had net borrowings on our credit line of $281.0 million. In 2000, we decreased our debt significantly. Net debt repayments during 2000 totaled $546.3 million including net repayment of credit facility borrowings of $307.5 million and retirement of $150.0 million of senior unsecured notes. We also repurchased $90.2 million of our common stock in 2000. In 1999, we repurchased $109.8 million of our common stock and our net borrowings were $37.5 million.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had approximately $5.0 million in available cash, cash equivalents and marketable securities. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. In addition, we and our affiliates require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects can include such things as large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. Therefore, as a general matter, it is unlikely our cash balances would satisfy our liquidity needs. Instead, these needs must be met from cash generated from rental and real estate service revenue and external sources of capital.

     We derive substantially all of our revenue from tenants under existing leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversity of our tenant base (no tenant accounted for more than 5% of revenue in 2001) helps insulate us from the negative impact of tenant defaults and bankruptcies. However, general economic downturns, or economic downturns in one or more of our core markets, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these cases, our cash flow and therefore our ability to meet our capital needs would be adversely affected.

     As a result of the recent economic downturn, the real estate markets materially softened during 2001. Demand for office space has declined significantly and vacancy rates have increased in each of our core markets except for downtown Washington, D.C. As a result, occupancy in our portfolio of operating properties decreased to 95.3% at December 31, 2001, as compared to 97.4% at December 31, 2000. While market rental rates have declined somewhat in most markets from peak levels, rental rates on space that was re-leased in 2001 increased an average of 18.6% over rates that were in effect under expiring leases. However, in the fourth quarter of 2001, rental rates on space that was re-leased declined 2.7% from rates that were in effect under expiring leases. We expect that real estate markets will remain soft throughout 2002. As a result of the soft market, we anticipate that occupancy levels will be lower in 2002. We expect average occupancy to decline to approximately 93.5% for 2002.

     Our primary external source of liquidity is our credit facility. In June 2001, we closed on a new three-year $500.0 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the line an additional year at our option. The line carries an interest rate of 70 basis points over 30-day LIBOR. Our unsecured facility contains financial and other covenants with which we must comply and availability is limited to a specified percentage of the fair value of our unmortgaged properties. As of December 31, 2001, $457.0 million was drawn on the credit facility, $2.2 million in letters of credit were outstanding and we had $40.8 million available for borrowing. As of February 28, 2002, $70.0 million was drawn on the credit facility, $2.2 million in letters of credit were outstanding and we had $427.8 million available for borrowing.

     On December 21, 2001, we entered into a $150 million short-term loan to provide additional liquidity. Affiliates of Banc of America Securities LLC and J.P. Morgan Securities were the lenders under this short-term loan. The loan was to mature on April 2, 2002, but was terminated without being used in January 2002 when we issued $400 million of senior unsecured notes.

     We have significant capital requirements for development projects currently underway and in the future. As of December 31, 2001, we had approximately 184,000 square feet of office space in two development projects in progress. In conjunction with an office property development project through a joint venture, we are developing a residential property. Our total expected investment on these projects is $43.1 million. Through December 31, 2001 we had invested $19.3 million or 44.7% of the total expected investment for these projects. As of December 31, 2001, we also had 1.2 million square feet of office space under construction in six projects in which we own minority interests. These projects are expected to cost $314.2 million of which, our total investment is expected to be approximately $89.6 million. Through December 31, 2001, approximately $146.0 million or 46.5% of the total project costs had been expended. We have financed our investment in projects under construction at December 31, 2001, primarily from the proceeds of asset dispositions and borrowings under our credit facility. We expect that these sources and project-specific financing of selected assets will provide additional funds required to complete the development and to finance the costs of additional projects.

     We also regularly incur significant expenditures in connection with the re-leasing of office space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We expect to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, draws on our line of credit. We believe that a significant portion of these expenditures is recouped in the form of continuing lease payments.

     Our Board of Directors has authorized us to spend up to $325 million to repurchase our common shares, preferred shares and debt securities excluding the 9.2 million shares repurchased from Security Capital in November 2001 which were separately approved. Since the start of this program in mid-2000 through December 31, 2001, we have acquired approximately 8.7 million of our common shares for an aggregate purchase price of approximately $253.4 million. We do not currently anticipate repurchasing any common stock in 2002, although market conditions could cause us to reevaluate this determination at any time.

     We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Directors, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to stockholders. In addition, under our line of credit, we generally are restricted from paying dividends that would exceed 90% of our funds from operations during any four-quarter period.

     Funds, which we accumulate for the distribution, are invested primarily in short-term investments collateralized by securities of the United States Government or one of its agencies.

     Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, development projects that we undertake and the costs associated with acquisitions of properties.

     We seek to create and maintain a capital structure that will enable us to diversify our capital resources. This typically allows us to obtain additional capital from a number of different sources. These sources include additional equity offerings of common stock and/or preferred stock, public and private debt financings and possible asset dispositions. Our management believes that we will continue to have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties and land and to pay for construction in progress.

     Our total debt at December 31, 2001 was $1.4 billion of which $457.0 million (32.5%) bore a LIBOR-based floating rate. The interest rate on borrowings on our unsecured credit facility at December 31, 2001 was 2.6%. Our fixed rate mortgage payable debt bore an effective weighted average interest rate of 8.04% at December 31, 2001. The weighted average term of this debt is
6.9 years. At December 31, 2001, our debt represented 39.6% of our total market capitalization of $3.6 billion. At February 28, 2002, we had $70.0 million outstanding under our unsecured credit facility.

     Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

     * A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;

     *    A minimum ratio of annual EBITDA to fixed charges;
     * A maximum ratio of total debt to tangible fair market value of our assets; and
     * Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations.

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of our unmortgaged properties.

     Our senior unsecured notes also contain covenants with which we must comply. These include:

     *    Limits on our total indebtedness on a consolidated basis;
     *    Limits on our secured indebtedness on a consolidated basis; and
     *    Limits on our required debt service payments.

     We have three investment grade ratings. As of December 31, 2001, Fitch Rating Services and Standard & Poors have assigned a stable outlook and a BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody's Investor Service has assigned a negative outlook and its Baa2 rating to our prospective senior unsecured debt offerings and its Ba2 rating to our prospective cumulative preferred stock offerings. A downgrade in outlook or rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downturn could adversely affect our ability to obtain future financing or increase costs of existing debt.

     In the future, if, as a result of general economic downturns, a rating downgrade or otherwise, our properties do not perform as expected, or we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to make required principal and interest payments or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating and debt service expenses and our regular quarterly dividends, our ability to expand our development activity or to fund additional development in our joint ventures could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In many cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

     Our ability to raise funds through sales of debt and equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about us, our debt rating and the current trading price of our stock. During 1999, 2000 and the early part of 2001, we did not issue significant amounts of debt or equity securities. In the second half of 2001, market conditions improved, and in January 2002 we issued $400 million of senior unsecured notes. The notes bear interest at 7.125% per annum payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. The notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries. Proceeds from the notes were used to pay down our unsecured credit facility. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the capital markets may not consistently be available on terms that are attractive.

     Below is a summary of certain obligations that will require the use of significant capital:

(in thousands)                                               Payments due by Period
                                      -----------------------------------------------------------------------
                                                         Less
      Contractual                                        than 1           1-3          4-5          After 5
      Obligations                         Total          Year            Years        Years          Years
-------------------------------      -------------   -------------   ------------   ----------    -----------
Long-term debt                        $  1,405,382     $  43,944      $  796,817     $ 197,701      $ 366,920

Operating leases - land/1/                 193,511         3,328           9,984         6,656        173,543
Operating lease - building                   6,860         2,204           2,328         1,552            776

Est. development commitments                38,536        35,667           2,869             -              -

/1/Ground rents with remaining lease terms up to 85 years

     Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. Prior to September 11, 2001, insurance market conditions were gradually beginning to harden. Unlike the earlier hard market in the mid-1980's, the events of September 11, 2001 are expected to affect nearly all coverage lines. This, combined with the fluctuations in insurance companies' investment income, capacity and reinsurance treaty renewals, and a year of significant losses, is expected to impact premiums. Our current property insurance policy, which expires June 30, 2002 includes terrorism coverage, but we anticipate that when we renew the policy, acts of terrorism will not be included in coverage. We expect that some underwriters will offer terrorism coverage, but at a high cost. Overall, we anticipate that insurance coverage costs will be higher in the future.

     On March 13, 2002, HQ Global Workplaces, Inc. ("HQ Global") filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. As described above, we previously owned a substantial economic interest in HQ Global. During 1997 and 1998, to assist HQ Global as it grew its business, we provided guarantees of HQ Global's performance under four office leases that it signed. In connection with the HQ Global/VANTAS merger transaction, FrontLine agreed to indemnify us against any losses incurred with respect to these guarantees. However, at this time, FrontLine's principal asset is its interest in HQ Global, and therefore our ability to recover any resulting losses from FrontLine under this indemnity likely will be limited. To our knowledge, all monthly rent payments were made by HQ Global under two of these leases through January 2002, and rental payments under the other two leases were made through February 2002. As a result, we may be liable to the lessors with respect to payments due under two of these leases from and after February 2002 and under the other two leases from and after March 2002.

     As part of the initial filings made in connection with the bankruptcy proceedings, HQ Global filed a motion to reject one of these four leases. That lease is for space in San Jose, California. This lease is for approximately 22,000 square feet of space at two adjacent buildings and runs through October 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $6.2 million (approximately $706,000 of which is payable in 2002). Our liability under this guarantee is limited to approximately $2 million.

     HQ Global has not filed a motion seeking to reject the remaining three leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $630,000, which liability reduces over the life of the lease until its expiration in September 2007. The second lease is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million (approximately $755,000 of which is payable in 2002). The third lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million (approximately $612,000 of which is payable in 2002).

     We currently are evaluating a number of options with respect to these leases in an attempt to reduce or eliminate our possible exposure under these lease guarantees. These options include, among other things, seeking to sublease certain of these lease locations to third parties or assuming the lease as a primary tenant and conducting executive suites or other business activities at these locations. It also is possible that claims by the lessors under the guarantees may be mitigated through re-leasing by them of the space or by retaining the security (generally in the form of cash or letters of credit) granted to them by HQ Global under the leases, but there can be no assurance that this will be the case.

     We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity or cost method, as appropriate, and therefore, the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Summarized information relating to the financial condition and results of operations of these joint ventures is presented in note 5 of the notes to consolidated financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations. These obligations aggregated $497.5 million at December 31, 2001, and are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. We expect that cash flows from operations of the joint ventures and/or proceeds from sales of their assets will satisfy their obligations under those debt agreements. As of December 31, 2001, we guaranteed $8.0 million of debt related to a joint venture and $5.2 million of debt related to a development project we have undertaken with a third party. However, our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

     * Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;

     *   Possibility that our co-venturer or partner might:
          *    become bankrupt;
          *    have interests or goals that are inconsistent with ours;
          * take action contrary to our instructions, requests or interests (including those related to our qualification as a REIT for tax purposes); or
          *    otherwise impede our objectives; and
     * Possibility that we, together with our partners, may be required to fund losses of the investee which losses would not necessarily appear on our consolidated financial statements (e.g. for cost method investments).

     In addition to making investments in these ventures, we provide construction management, leasing, development and architectural and other services to them. We earned fees for these services of $6.2 million in 2001, $8.9 million in 2000 and $7.9 million in 1999. Accounts receivable from joint ventures and other affiliates were $4.2 million at December 31, 2001 and $4.8 million at December 31, 2000.

     Other material related party transactions include general contracting and other services from Clark Enterprises, Inc., an entity in which one of our directors is the majority stockholder. We, including our unconsolidated affiliates, paid $25.8 million in 2001, $10.0 million in 2000 and $20.1 million in 1999 to Clark Enterprises, Inc. for these services. Substantially all of the payments are related to our unconsolidated affiliates.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization approach to an impairment-only approach. Adoption of SFAS No. 142 on January 1, 2002 will not have an effect on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We do not believe that adoption of SFAS No. 144 in 2002 will have a material effect on our financial statements.

FUNDS FROM OPERATIONS

     We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT. Based on our experience, funds from operations, along with information about cash flows from operating activities, investing activities and financing activities, provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

     * Net income (loss) - computed in accordance with accounting principles generally accepted in the United States of America (GAAP);
     * Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;
     * Plus depreciation and amortization of assets uniquely significant to the real estate industry;
     * Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

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

     The following table provides the calculation of our funds from operations for the years presented:

(In thousands)                                                      2001             2000              1999
                                                                ------------      ------------      ------------
Income from continuing operations before minority
 interest                                                      $      88,492      $    163,308    $    168,678

Adjustments to derive funds from operations:
 Add:
  Depreciation and amortization                                      131,909           128,861         117,829
  Gain on settlement of treasury locks                                    -                 -           (4,489)
 Deduct:
  Minority interests (non-Unitholders share of
   depreciation, amortization and net income)                           (755)           (1,084)           (609)
  Gain on sale of assets and other provisions, net                    (2,964)          (36,371)        (54,822)
                                                                ------------        ------------      ------------
Funds from operations before allocation to the minority
 Unitholders                                                         216,682           254,714         226,587
Less funds from operations allocable to the minority
 Unitholders                                                         (16,901)          (16,342)        (16,545)
                                                                ------------        ------------      ------------
Funds from operations allocable to CarrAmerica Realty
 Corporation                                                         199,781           238,372         210,042
Less preferred stock dividends                                       (34,719)          (35,206)        (35,448)
                                                                ------------        ------------      ------------
Funds from operations allocable to common
 shareholders                                                  $     165,062      $    203,166    $    174,594
                                                              ===============     ==============  ===============

     Changes in funds from operations are largely attributable to the effects of property acquisitions and dispositions and new developments as discussed above.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Increases in interest rates would increase our interest expense and adversely affect our cash flow. As of December 31, 2001, we had $457.0 million outstanding under our line of credit that bears a floating interest rate. In addition, we had $473.4 million of fixed rate mortgage debt. Our unsecured credit facility matures in June 2004. The mortgage loans mature at various dates through 2029. We also have $475.0 million senior unsecured notes, which mature between 2004 and 2008. As of February 28, 2002, we had $70.0 million outstanding under our line of credit, $470.5 million of fixed rate mortgage debt and $875.0 million of senior unsecured notes.

     Our future earnings and cash flow and the fair values of our financial instruments are dependent upon prevailing market rates. Market risk associated with financial instruments and derivative and commodity instruments is the risk of loss from adverse changes in market prices or rates. We manage our risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. We may also use derivative financial instruments at times to limit market risk. Interest rate protection agreements may be used to convert floating rate debt to a fixed rate basis, to convert fixed rate debt to a floating rate basis or to hedge anticipated financing transactions. We use derivative financial instruments only for hedging purposes, and not for speculation or trading purposes.

     If the market rates of interest on our variable rate debt change by 10% (or approximately 26 basis points), our interest expense would change by approximately $1.2 million. This assumes the amount outstanding under our variable rate credit facility remains at $457.0 million, our balance at December 31, 2001. The book value of our variable interest credit facility approximates market value at December 31, 2001. As of February 28, 2002, a 10% change in the interest rate on our variable rate debt would change our interest expense by approximately $0.2 million.

     A change in interest rates generally does not impact future earnings and cash flows for fixed rate debt instruments. As fixed rate debt matures, and additional debt is incurred to fund the repayments of maturing loans, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of the fixed rate mortgages and senior unsecured debt maturities at December 31, 2001 (in thousands):

2002               $    43,944
2003                    50,129
2004                   171,480
2005                   118,208
2006                    51,935
2007 & thereafter      512,686
                   ------------
                   $   948,382
                   ============

     If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $15.1 million. The estimated fair market value of the fixed rate debt instruments and the senior unsecured notes at December 31, 2001 was $494.5 million and $489.8 million, respectively. The estimated fair market value of the fixed rate debt instruments and the senior unsecured notes at February 28, 2001 was $492.4 million and $893.7 million, respectively.

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

ITEM 11.      EXECUTIVE COMPENSATION

         This information is hereby incorporated by reference to the material appearing in the Notice of Annual Meeting of Stockholders ("Proxy Statement") to be held on May 2, 2002 under the caption "Executive Compensation."

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1) Financial Statements

         Reference is made to the Index to Financial Statements and Schedule on page 50.

14(a)(2) Financial Statement Schedule

         Reference is made to the Index to Financial Statements and Schedule on page 50.

14(a)(3) Exhibits

1.1 Underwriting Agreement, dated as of December 13, 2001, by and among CarrAmerica Realty Corporation, Security Capital and Goldman, Sachs & Co., Salomon Smith Barney Inc., First Union Securities, Inc., Legg Mason Wood Walker, Incorporated, Banc of America Securities LLC, Deutsche Banc Alex. Brown Inc. and A.G. Edwards & Sons, Inc., as representative of several underwriters (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated December 13, 2001 and filed December 18, 2001).

1.2 Underwriting Agreement, dated as of January 8, 2002 between CarrAmerica Realty Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 11, 2002).

1.3 Terms Agreement, dated as of January 8, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., J.P. Morgan Securities Inc., Banc of America Securities LLC, First Union Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Commerzbank Capital Markets Corporation, Goldman, Sachs & Co., Legg Mason Wood Walker, Incorporated, PNC Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference to Exhibit
         1.2 to the Company's Current Report on Form 8-K filed on January 11,
         2002).

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

4.4 Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit
         4.1 to the Company's Current Report on Form 8-K filed on January 11,
         2002).

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

10.23 Registration Rights Agreement, dated April 30, 1996 by and among Carr Realty Corporation, Security Capital Holdings, S.A. and Security Capital U.S. Realty (incorporated by reference to Exhibit 2.3 of Security Capital U.S. Realty's Schedule 13D dated April 30, 1996).

10.24 Fourth Amended and Restated Credit Agreement, dated August 27, 1998 by and among CarrAmerica Realty Corporation, Carr Realty, L.P., CarrAmerica Realty, L.P., Morgan Guaranty Trust Company of New York, Commerzbank Aktiengesellschaft, New York Branch, NationsBank, N.A., Wells Fargo Bank, National Association, Bank of America National Trust and Savings Association, and the other banks listed therein (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.25 Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., CarrAmerica Realty Corporation, VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report filed on Form 8-K filed February 3, 2000).

10.26 First Amendment to Agreement and Plan of Merger by and among HQ Global Workplaces, Inc., the Company, VANTAS Incorporated and Reckson Services Industries, Inc., dated as of April 29, 2000 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.27 Second Amendment to Agreement and Plan of Merger by and among VANTAS Incorporated, FrontLine Capital Group, CarrAmerica Realty Corporation and HQ Global Workplaces, Inc. dated as of May 31, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report filed on Form 8-K filed June 16, 2000).

10.28 Stock Purchase Agreement between CarrAmerica Realty Corporation and Reckson Service Industries, Inc., dated as of January 20, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Current Report filed on Form 8-K filed February 3, 2000).

10.29 First Amendment to Stock Purchase Agreement between the Company and Reckson Service Industries, Inc., dated as of April 20, 2000 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.30 Stock Purchase agreement among CarrAmerica Realty Corporation, OmniOffices (UK) Limited, OmniOffices (Lux) 1929 Holding Company S.A., VANTAS Incorporated and Reckson Service Industries, Inc., dated as of January 20, 2000 (incorporated by reference to Exhibit 10.4 to the Company's Current Report filed on Form 8-K filed February 3, 2000).

10.31 First Amendment to Stock Purchase Agreement among the Company, OmniOffices (UK) Limited, OmniOffices (Lux) 1929 Holding Company
         S.A., VANTAS Incorporated and Reckson Service Industries, Inc., dated as of April 29, 2000 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.32 Indemnification and Escrow Agreement by and among FrontLine Capital Group, CarrAmerica Realty Corporation and the other parties named therein dated as of June 1, 2000 (incorporated by reference to Exhibit
         10.2 to the Company's Current Report filed on Form 8-K filed June 16,
         2000).

10.33 Registration Rights Agreement, by and between FrontLine Capital Group and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Current Report filed on Form 8-K filed June 16, 2000).

10.34 Registration Rights Agreement by and between HQ Global Holdings, Inc. and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.4 to the Company's Current Report filed on Form 8-K filed June 16, 2000).

10.35 Stockholders Agreement among FrontLine Capital Group, HQ Global Workplaces, Inc. and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.5 to the Company's Current Report filed on Form 8-K filed June 16, 2000).

10.36 Amended and Restated Limited Liability Company Agreement Carr Office Park, L.L.C., dated as of August 15, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report filed on Form 8-K filed September 1, 2000).

10.37 Contribution and Purchase/Sale Agreement, dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.2 to the Company's Current Report filed on Form 8-K filed September 1, 2000).

10.38 Supplemental Agreement (Amending and Supplementing the Contribution Agreement and the LLC Agreement), dated as of August 15, 2000, among CarrAmerica Realty Corporation, CarrAmerica Realty L.P., CarrAmerica Development, Inc., Carr Development & Construction, L.P., Carr Parkway North I Corporation and New York State Teachers' Retirement System (incorporated by reference to Exhibit 10.3 to the Company's Current Report filed on Form 8-K filed September 1, 2000).

10.39 Loan Agreement, dated as of April 18, 2000, by and among the Company, CarrAmerica Realty, L.P. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.40 Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Philip L. Hawkins, dated May 6, 1999 (incorporated by reference to Exhibit 10.41 to the Company's 2000 Annual Report on Form 10- K).

10.41 Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Richard F. Katchuk, dated May 6, 1999 (incorporated by reference to Exhibit 10.42 to the Company's 2000 Annual Report on Form 10-K).

10.42 Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Thomas A. Carr, dated May 6, 1999 (incorporated by reference to Exhibit 10.43 to the Company's 2000 Annual Report on Form 10-K).

10.43 Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Karen B. Dorigan, dated February 6, 2001 (incorporated by reference to Exhibit 10.44 to the Company's 2000 Annual Report on Form 10-K).

10.44 Revolving Credit Agreement dated June 28, 2001 among CarrAmerica Realty Corporation, as Borrower, The Chase Manhattan Bank, as Bank and Administrative Agent for the Banks, J.P. Morgan Securities Inc., as Lead Arranger, Exclusive Advisor and Sole Bookrunner, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association, as Documentation Agent, Commerzbank AG, New York Branch, as Documentation Agent, First Union National Bank, as Documentation Agent, and the Banks Listed in the Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.45 Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty L.P. in favor of Chase Manhattan Bank (incorporated by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.46 Stock Purchase Agreement, dated as of Novemeber 15, 2001, by and among the Company, Security Capital Group Incorporated and Security Capital Office Business Trust (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 15, 2001 and filed November 16, 2001).

10.47 Termination Agreement, dated as of December 13, 2001, between the Company and Security Capital Group Incorporated (filed herewith).

11.1 Statement regarding computation of per share earnings; reference is made to Notes to Financial Statements, Footnote 1(k).

12.1     Statement re: Computation of ratios

21.1     List of Subsidiaries.

23.1     Consent of KPMG LLP, dated March 18, 2002.

24.1     Power of Attorney of Oliver T. Carr, Jr.

24.2     Power of Attorney of Andrew F. Brimmer.

24.3     Power of Attorney of A. James Clark.

24.4     Power of Attorney of Timothy Howard.

24.5     Power of Attorney of Wesley S. Williams, Jr.

24.6     Power of Attorney of Robert E. Torray

14(B)    REPORTS ON FORM 8-K

         Form 8-K filed November 2, 2001, regarding Supplemental Financial and Operating Information of the Company as of November 2, 2001 and Press Release of the Company dated November 2, 2001.

         Form 8-K filed on November 16, 2001, regarding Stock Purchase Agreement with Security Capital Group Incorporated.

         Form 8-K filed on December 3, 2001, regarding the possible write-down of investment in HQ Global Holdings, Inc.

         Form 8-K filed on December 12, 2001, regarding Amendment to Article 5 of the Articles of Incorporation.

         Form 8-K filed on December 18, 2001, regarding Underwriting Agreement with Security Capital Group Incorporated and Goldman Sachs & Co.

         Form 8-K filed on December 21, 2001, regarding Security Capital Group Incorporated consummation of public offering of 19,403,417 share of the Company's common stock.

14(C)    EXHIBITS
         The list of exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(D)    FINANCIAL STATEMENTS
         The financial statements required by this item are included in the list set forth in response to Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on March 18, 2002.

                         CARRAMERICA REALTY CORPORATION
                         a Maryland corporation

                         By:     /s/ THOMAS A. CARR
                                 ------------------------------------------
                                 Thomas A. Carr
                                 Chairman of the Board, President and Chief
                                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2002.

     SIGNATURE                 TITLE
     ---------                 -----
/s/ THOMAS A. CARR             Chairman of the Board, President, Chief Executive
----------------------------
       Thomas A. Carr          Officer and Director

/s/ RICHARD F. KATCHUK         Chief Financial Officer
----------------------------
       Richard F. Katchuk

/s/ STEPHEN E. RIFFEE          Senior Vice President, Controller and Treasurer
----------------------------
       Stephen E. Riffee

 *                             Director
-------------------------
       Andrew F. Brimmer

 *                             Director
-------------------------
       Oliver T. Carr, Jr.

 *                             Director
-------------------------
       A. James Clark

 *                             Director
-------------------------
       Timothy Howard

 *                             Director
-------------------------
       Robert E. Torray

 *                             Director
-------------------------
       Wesley S. Williams, Jr.

 *By:   /s/RICHARD F. KATCHUK
        -----------------------
         Richard F. Katchuk
         Attorney-in-fact

                         CARRAMERICA REALTY CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

     The following Consolidated Financial Statements and Schedule of CarrAmerica Realty Corporation and Subsidiaries and the Independent Auditors' Report thereon are attached hereto:

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

     Independent Auditors' Report .....................................52
     Consolidated Balance Sheets as of December 31, 2001 and 2000......53
     Consolidated Statements of Operations for the Years Ended
          December 31, 2001, 2000 and 1999.............................54
     Consolidated Statements of Stockholders' Equity for the Years
       Ended
       December 31, 2001, 2000 and 1999................................55
     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2001, 2000 and 1999.............................56
     Notes to Consolidated Financial Statements.....................57-74

FINANCIAL STATEMENT SCHEDULE

     Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2001 for CarrAmerica Realty
              Corporation and Subsidiaries..........................75-78

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CarrAmerica Realty Corporation:

     We have audited the consolidated financial statements of CarrAmerica Realty Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Washington, D.C.
January 31, 2002, except as to note 3 which is as of March 13, 2002

                        CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets as of December 31, 2001 and 2000
-----------------------------------------------------------------------------------------
(In thousands, except for per share and share amounts)

                                                                           2001            2000
                                                                        --------------  ---------------
Assets
------
Rental property:
     Land                                                                $    647,747    $    644,326
     Buildings                                                              1,857,775       1,836,214
     Tenant improvements                                                      362,736         325,936
     Furniture, fixtures and equipment                                          3,789           6,844
                                                                        --------------  ---------------
                                                                            2,872,047       2,813,320
     Less: Accumulated depreciation                                          (477,694)       (381,260)
                                                                        --------------  ---------------
          Total rental property                                             2,394,353       2,432,060

Land held for development or sale                                              45,195          47,984
Construction in progress                                                       19,324          48,300
Cash and cash equivalents                                                       5,041          24,704
Restricted deposits                                                             4,596          39,482
Accounts and notes receivable, net of allowance for
     doubtful accounts of $9,385 and $3,934, respectively                      28,551          70,693
Investments in unconsolidated entities                                        118,479         269,193
Accrued straight-line rents                                                    66,781          54,960
Tenant leasing costs, net of accumulated amortization
     of $53,704 and $39,899, respectively                                       53,894          54,522
Deferred financing costs, net of accumulated amortization
     of $16,771 and $14,031, respectively                                       8,698          11,311
Prepaid expenses and other assets, net of accumulated amortization
     of $17,574 and $13,665, respectively                                      30,688          19,632
                                                                        --------------  ---------------

                                                                         $  2,775,600    $  3,072,841
                                                                        ==============  ===============

Liabilities, Minority Interest and Stockholders' Equity
-------------------------------------------------------
Liabilities:

     Mortgages and notes payable                                         $  1,405,382    $  1,211,158
     Accounts payable and accrued expenses                                     76,692          96,147
     Rent received in advance and security deposits                            32,326          29,143
                                                                        --------------  ---------------
          Total liabilities                                                 1,514,400       1,336,448

Minority interest                                                              83,393          89,687

Stockholders' equity:
     Preferred Stock, $0.01 par value, authorized 35,000,000 shares:
      Series A Cumulative Convertible Redeemable Preferred Stock,
             80,000 and 480,000 shares issued and
             outstanding, respectively, with an aggregate liquidation
             preference of $2.0 million and $12.0 million, respectively             1               5
      Series B, C and D Cumulative Redeemable Preferred Stock,
             8,800,000 shares issued and outstanding with an
             aggregate liquidation preference of $400.0 million                    88              88
     Common Stock, $0.01 par value, authorized 180,000,000
      shares, issued and outstanding 51,965,066 and
      65,017,623 shares, respectively                                             520             650
     Additional paid-in capital                                             1,356,912       1,755,985
     Cumulative dividends in excess of net income                            (179,714)       (110,022)
                                                                        --------------  ---------------

           Total stockholders' equity                                       1,177,807       1,646,706

Commitments and contingencies
                                                                        --------------  ---------------
                                                                         $  2,775,600    $  3,072,841
                                                                        ==============  ===============

See accompanying notes to consolidated financial statements.

                                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999
---------------------------------------------------------------------------------------------------------------

(In thousands, except per share amounts)
                                                                          2001          2000          1999
                                                                      -----------   -----------   -----------
Operating revenues:
    Rental revenue:
        Minimum base rent                                              $ 431,817     $ 448,068     $ 422,440
        Recoveries from tenants                                           63,906        64,344        58,426
        Parking and other tenant charges                                  11,886        19,447        17,983
                                                                      -----------   -----------   -----------
             Total rental revenue                                        507,609       531,859       498,849
    Real estate service revenue                                           31,037        26,172        17,054
                                                                      -----------   -----------   -----------
              Total operating revenues                                   538,646       558,031       515,903
                                                                      -----------   -----------   -----------

Operating expenses:
    Property expenses:
        Operating expenses                                               123,488       124,119       122,676
        Real estate taxes                                                 39,329        45,864        44,529
    Interest expense                                                      82,547        98,348        89,057
    General and administrative                                            49,457        42,796        38,894
    Depreciation and amortization                                        127,084       128,542       119,700
                                                                      -----------   -----------   -----------

             Total operating expenses                                    421,905       439,669       414,856
                                                                      -----------   -----------   -----------

             Real estate operating income                                116,741       118,362       101,047
                                                                      -----------   -----------   -----------

Other (expense) income:
    Interest income                                                        3,052         4,372         3,936
    Equity in earnings of unconsolidated entities                          9,322         7,596         5,167
    Impairment loss on investment                                        (42,249)          -             -
    Gain on treasury locks                                                   -             -           4,489
                                                                      -----------   -----------   -----------

              Total other (expense) income                               (29,875)       11,968        13,592
                                                                      -----------   -----------   -----------

              Income from continuing operations before income
               taxes, minority interest, and gain on sale of assets
               and other provisions, net                                  86,866       130,330       114,639

Income taxes                                                              (1,338)       (3,393)         (783)
Minority interest                                                         (9,431)      (16,149)      (17,599)
Gain on sale of assets and other provisions, net                           2,964        36,371        54,822
                                                                      -----------   -----------   -----------

              Income from continuing operations                           79,061       147,159       151,079
Discontinued operations - Income (loss) from executive suite operations (net of applicable income tax expense (benefit)
    of $1,300 in 2000 and ($816) in 1999)                                    -             456        (7,862)
Discontinued operations - Gain on sale of discontinued
    operations (less applicable income tax expense of $21,131)               -          31,852           -
                                                                      -----------   -----------   -----------

             Net income                                                $  79,061     $ 179,467     $ 143,217
                                                                      ===========   ===========   ===========

Basic net income per common share:
    Income from continuing operations                                  $    0.73      $   1.69      $   1.71
    Discontinued operations                                                  -            0.01         (0.12)
    Gain on sale of discontinued operations                                  -            0.48            -
                                                                      -----------   -----------   -----------
             Net income                                                $    0.73      $   2.18      $   1.59
                                                                      ===========   ===========   ===========

Diluted net income per common share:
    Income from continuing operations                                  $    0.71      $   1.65      $   1.71
    Discontinued operations                                                  -            0.01         (0.12)
    Gain on sale of discontinued operations                                  -            0.47            -
                                                                      -----------   -----------   -----------
             Net income                                                $    0.71      $   2.13      $   1.59
                                                                      ===========   ===========   ===========

See accompanying notes to consolidated financial statements.



                                          CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Stockholders' Equity as of December 31, 2001, 2000 and 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Cumulative
                                                                                           Additional  Dividends in
                                         Preferred     Common       Preferred    Common      Paid-In     Excess of
(In thousands, except share amounts)       Shares      Shares         Stock      Stock       Capital     Net Income       Total
                                        -----------  -----------   ----------  ----------  -----------  ------------  --------------
Balance at December 31, 1998              9,480,000   71,760,172    $      95   $    718  $ 1,926,057   $   (112,931)  $  1,813,939
  Repurchase of common stock                    -     (5,000,000)         -          (50)    (109,752)           -         (109,802)
  Shares issued in exchange for Unit
    redemptions                                 -         38,430          -          -            551            -              551
  Exercise of stock options                     -         27,686          -          -            134            -              134
  Net income                                    -            -            -          -            -          143,217        143,217
  Dividends paid                                -            -            -          -            -         (161,324)      (161,324)
                                        -----------  -----------   ----------  ----------  -----------  ------------  --------------
Balance at December 31, 1999              9,480,000   66,826,288           95        668    1,816,990       (131,038)     1,686,715
  Repurchase of common stock                    -     (3,174,100)         -          (31)     (90,192)           -          (90,223)
  Shares issued in exchange for Unit
    redemptions                                 -        593,800          -          -         14,999            -           14,999
  Management incentive plan cancellation        -        (88,659)         -          -         (2,325)           -           (2,325)
  Exercise of stock options                     -        660,294          -           11       16,513            -           16,524
  Conversion of Series A Cumulative
    Preferred Stock to common stock        (200,000)     200,000           (2)         2          -              -              -
  Net income                                    -            -            -          -            -          179,467        179,467
  Dividends paid                                -            -            -          -            -         (158,451)      (158,451)
                                        -----------  -----------   ----------  ----------  -----------  ------------  --------------
Balance at December 31, 2000              9,280,000   65,017,623           93        650    1,755,985       (110,022)     1,646,706
  Repurchase of common stock                    -    (14,744,102)         -         (147)    (428,135)           -         (428,282)
  Shares issued in exchange for Unit
    redemptions                                 -         79,100          -            1        1,814            -            1,815
  Exercise of stock options                     -      1,212,445          -           12       27,248            -           27,260
  Conversion of Series A Cumulative
    Preferred Stock to common stock        (400,000)     400,000           (4)         4          -              -              -
  Net income                                    -            -            -          -            -           79,061         79,061
  Dividends paid                                -            -            -          -            -         (148,753)      (148,753)
                                        -----------  -----------   ----------  ---------- -----------   ------------  --------------
Balance at December 31, 2001              8,880,000   51,965,066   $       89   $    520  $ 1,356,912   $   (179,714)  $  1,177,807
                                        ===========  ===========   ==========  =========  ===========   =============  =============

See accompanying notes to consolidated financial statements.



                             CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
---------------------------------------------------------------------------------------------------------------

(In thousands)
                                                                                2001         2000          1999
                                                                            -----------   -----------   -----------
Cash flows from operating activities:
     Net income                                                              $  79,061     $ 179,467     $ 143,217
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                      127,084       128,542       140,349
            Minority interest                                                    9,431        16,149        17,415
            Gain on sale of assets and other provisions, net                    (2,964)      (36,371)      (54,822)
            Impairment loss on investment                                       42,249           -             -
            Equity in earnings of unconsolidated entities                       (9,322)       (7,596)       (5,167)
            Income and gain on sale of discontinued operations                     -         (32,308)          -
            Provision for uncollectible accounts                                 5,498        (2,879)        1,891
            Stock-based compensation                                             2,630         2,890         2,356
            Other                                                                  330        (2,686)        1,825
     Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                          19,737       (22,215)      (12,560)
            Increase in accrued straight-line rents                            (13,009)       (9,187)      (14,331)
            Additions to tenant leasing costs                                  (13,418)      (17,050)      (13,049)
            Increase in prepaid expenses and other assets                      (14,798)       (4,332)      (23,728)
            Decrease in accounts payable and accrued expenses                  (18,508)      (15,796)      (16,027)
            Increase in rent received in advance and security deposits           3,713         2,426         7,700
                                                                            -----------   -----------   -----------
                 Total adjustments                                             138,653          (413)       31,852
                                                                            -----------   -----------   -----------

                 Net cash provided by operating activities                     217,714       179,054       175,069
                                                                            -----------   -----------   -----------

Cash flows from investing activities:
     Acquisition and development of rental property                            (49,829)      (90,475)      (78,957)
     Additions to land held for development or sale                            (37,661)      (26,157)       (3,149)
     Additions to construction in progress                                     (32,443)      (97,025)     (275,942)
     Acquisition and development of executive suite assets                         -          (6,678)      (83,709)
     Payments on notes receivable                                               16,542           -             -
     Issuance of notes receivable                                                 (582)       (5,518)          (67)
     Distributions from unconsolidated entities                                 91,167         7,392        19,424
     Contributions to unconsolidated entities                                  (17,194)      (29,942)       (5,191)
     Acquisition of minority interest                                           (5,033)       (8,438)       (2,231)
     Decrease (increase) in restricted deposits                                 34,886       (27,007)       25,586
     Proceeds from sales of properties                                         101,351       474,015       487,883
     Proceeds from sale of discontinued operations                                 -         377,310           -
                                                                            -----------   -----------   -----------
                 Net cash provided by investing activities                     101,204       567,477        83,647
                                                                            -----------   -----------   -----------
Cash flows from financing activities:
     Repurchase of common stock                                               (428,275)      (90,223)     (109,802)
     Exercises of stock options                                                 28,477        29,730           -
     Net borrowings (repayments) on unsecured credit facility (including
          $140,500 related to discontinued operations in 2000)                 281,000      (307,500)        1,000
     Payment of senior unsecured notes                                             -        (150,000)          -
     Repayments of mortgages payable (including $14,449
         related to discontinued operations in 2000)                           (86,770)      (88,811)      (13,468)
     Proceeds from refinancing of existing mortgages                               -             -          51,980
     Proceeds from mortgages                                                    26,628           -             -
     Dividends and distributions to minority interests                        (159,641)     (169,320)     (172,626)
     Deferred financing costs                                                      -             -          (1,516)
     Contributions from minority interests                                         -           2,411         6,066
                                                                            -----------   -----------   -----------
                 Net cash used by financing activities                        (338,581)     (773,713)     (238,366)
                                                                            -----------   -----------   -----------
                 Foreign currency translation adjustment                           -             -          (1,517)
                                                                            -----------   -----------   -----------
                (Decrease) increase in cash and cash equivalents               (19,663)      (27,182)       18,833
Cash and cash equivalents, beginning of the period                              24,704        51,886        36,499
                                                                            -----------   -----------   -----------
Cash and cash equivalents, end of the period                                 $   5,041     $  24,704     $  55,332
                                                                            ===========   ===========   ===========
Supplemental disclosure of cash flow information:
     Cash paid for interest (net of capitalized interest of $6,221,
          $12,367 and $26,485, respectively)                                 $  74,996     $  99,628     $  95,221
                                                                            ===========   ===========   ===========
     Cash paid for income taxes                                              $  27,361     $   8,893     $   1,659
                                                                            ===========   ===========   ===========
See accompanying notes to consolidated financial statements.


                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

(a)  Business

     We are a fully integrated, self-administered and self-managed publicly traded real estate investment trust ("REIT"). We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected suburban markets across the United States. Based on property net operating income, our most significant markets include the San Francisco Bay area, the Washington, D.C. Metro area, Southern California and Seattle/Portland. Until June 2000, we also operated an executive suites business. As discussed in note 3, we disposed of a substantial portion of our interest in this business on June 1, 2000, and we present the executive suites business as a discontinued operation. For the last several years, our principal shareholder was Security Capital Group Incorporated and/or affiliates ("Security Capital"). In November 2001, we repurchased 9.2 million shares of our common stock from Security Capital and in December 2001, Security Capital sold its remaining shares of our common stock to the public in an underwritten offering.

(b)  Basis of Presentation

     Our accounts and those of our majority-owned/controlled subsidiaries and affiliates are consolidated in the financial statements. We use the equity or cost methods, as appropriate in the circumstances, to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not majority-owned or controlled by us. If events or changes in circumstances indicate that the fair value of an investment accounted for using the equity method or cost method has declined below its carrying value and we consider the decline to be "other than temporary," the investment is written down to fair value and an impairment loss is recognized.

     Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the evaluation of impairment of long-lived assets and equity and cost method investments and evaluation of the collectibility of accounts and notes receivable. Actual results could differ from these estimates.

(c)  Rental Property

     Properties to be developed or held and used in rental operations are carried at cost less accumulated depreciation and impairment losses, where appropriate.Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and impairment losses, where appropriate) or estimated fair value less costs to sell. Properties are considered held for sale when they are subject to a contract of sale meeting criteria specified by senior management (e.g., contingencies are met or waived, a nonrefundable deposit is paid, etc.). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. As of December 31, 2001 and 2000, land with a carrying value of $6.9 million and $12.0 million, respectively, was held for sale. As of December 31, 2000, $203.0 million of rental properties were held for sale.

     Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

          Base building....................... 30 to 50 years
          Building components................. 7 to 20 years
          Tenant improvements................. Lesser of the terms of the leases or useful lives of the assets
          Furniture, fixtures and equipment... 5 to 15 years

     Specifically identifiable costs associated with properties and land in development are capitalized. Capitalized costs may include salaries and related costs, real estate taxes, interest, pre-construction costs essential to the development of a property, development costs, construction costs and external acquisition costs. Costs of significant

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

improvements, renovations and replacements to rental properties are capitalized. Expenditures for maintenance and repairs are charged to operations as they are incurred.

     If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.

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

(f)  Fair Values of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses approximate their fair values because of their short-term maturities. Fair value information relating to mortgages and notes payable is provided in note 2.

(g)  Revenue Recognition

     We recognize minimum base rental revenue under tenant leases on a straight-line basis over the terms of the related leases. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date. We recognize revenues for recoveries from tenants of real estate taxes, insurance and other costs in the period in which the related expenses are incurred. We recognized revenues for rents that are based on a percentage of a tenant's sales in excess of levels specified in the lease agreement when the tenant's sales actually exceed the specified minimum level.

     We recognize revenue for services on properties we manage, lease or develop for unconsolidated entities or third parties when the services are performed. Revenue for development and leasing services to affiliates is reduced to eliminate profit to the extent of our ownership interest.

     We provide for potentially uncollectible accounts and notes receivable and accrued straight-line rents based on analysis of the risk of loss specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc.

(h)  Income and Other Taxes

     In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent of the income it distributes. We qualify and intend to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on taxable income, if any, of our taxable REIT subsidiaries ("TRS"). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income tax and excise tax on any undistributed income.

     We incurred federal and state income and franchise taxes of approximately $1.6 million, $34.6 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, we recorded a valuation allowance for the full amount ($16.3 million) of the deferred tax assets of our TRS, primarily net operating loss carryforwards, since we do not believe that it is more likely than not that these deferred tax assets will be realized.

Reconciliation of Net Income to Estimated Taxable Income (Unaudited)

     Earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the estimated useful lives and methods used to compute depreciation of property, in the carrying value (basis) of investments in properties and unconsolidated entities and timing of recognition of certain revenues and expenses for tax and financial reporting purposes. The following table reconciles our net income to estimated taxable income for the year ended December 31, 2001:

(in thousands)
Net income                                                        $   79,061
Depreciation/amortization timing differences on real estate           31,294
Straight-line rent adjustments                                        (8,873)
Earnings adjustment on consolidated and unconsolidated entities       (1,255)
Rents in received in advance                                           1,685
Tax gain on sale of real estate in excess of book gain                 7,544
Book loss on securities in excess of tax                              42,249
Transaction and project costs deductible for tax                      (3,936)
Other                                                                   (757)
                                                                 ------------
Estimated taxable net income                                      $  147,012
                                                                 ============

Reconciliation Between Dividends Paid and Dividends Paid Deductions (Unaudited)

     The following table reconciles cash dividends paid and the dividends paid deduction for income tax purposes for the years ended December 31, 2001, 2000 and 1999:

(in thousands)                                2001         2000        1999
                                           ----------  ----------  ---------
Cash dividends paid                         $148,825    $158,453    $161,326
Dividends carried back to the prior year      (1,395)    (14,099)          -
Dividends designated from following year           -       1,395      14,099
                                           ----------  ----------  ---------
Dividends paid deduction                    $147,430    $145,749    $175,425
                                           ==========  ==========  =========

Characterization of distributions (Unaudited)

     The following table characterizes distributions paid per common share for the years ended December 31, 2001, 2000 and 1999:

                      2001        2000        1999
                   ----------  ----------  ----------
Ordinary income         92%         84%         78%
Capital gain             8%         16%         22%

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(i)  EARNINGS PER SHARE AND DIVIDENDS

     Our basic earnings per share (EPS) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Our diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of convertible securities are computed using the "if-converted" method. The dilutive effects of options, warrants and their equivalents are computed using the "treasury stock" method.

     The following table sets forth information relating to the computations of our basic and diluted EPS for income from continuing operations:


(In thousands except per share amounts)
                                                     Year Ended December 31,2001
                                       -------------------------------------------------------------------
                                                Income                         Shares         Per Share
                                              (Numerator)                  (Denominator)       Amount
                                       -------------------------------------------------------------------
Basic EPS                                $           44,356                       61,010  $         0.73
Effect of Dilutive Securities -
Stock Options                                           -                          1,432           (0.02)
                                       -------------------------------------------------------------------
Diluted EPS                              $           44,356                       62,442  $         0.71
                                       ===================================================================
                                                     Year Ended December 31.2000
                                       -------------------------------------------------------------------
                                                Income                         Shares         Per Share
                                              (Numerator)                  (Denominator)       Amount
                                       -------------------------------------------------------------------
Basic EPS                                $          111,953                       66,221  $         1.69
Effect of Dilutive Securities -
Stock Options                                           -                          1,428           (0.04)
                                       -------------------------------------------------------------------
Diluted EPS                              $          111,953                       67,649  $         1.65
                                       ===================================================================
                                                     Year Ended December 31,1999
                                       -------------------------------------------------------------------
                                                Income                         Shares         Per Share
                                              (Numerator)                  (Denominator)       Amount
                                       -------------------------------------------------------------------
Basic EPS                                $          115,631                       67,858  $         1.71
Effect of Dilutive Securities -
Stock Options                                           -                            124             -
                                       -------------------------------------------------------------------
Diluted EPS                              $          115,631                       67,982  $         1.71
                                       ===================================================================


     Income from continuing operations has been reduced by preferred stock dividends of $34,705, $35,206 and $35,448 for 2001, 2000 and 1999, respectively.

     The effects of convertible units in CarrAmerica Realty, L.P. and Carr Realty, L.P. and Series A Convertible Preferred Stock are not included in the calculation of diluted EPS for any year in which their effect is antidilutive.

(j)  CASH EQUIVALENTS

     We consider all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits.

(k)  ACCUMULATED OTHER COMPREHENSIVE INCOME

     We currently do not have any items of other comprehensive income. Prior to the merger of HQ Global with VANTAS (see note 3), we had foreign currency translation adjustments relating to HQ Global's foreign affiliates.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Our comprehensive income, consisting of net income and translation adjustments, was $179.5 million in 2000 and $141.7 million in 1999.

(l)  SEGMENT INFORMATION

     We have two reportable business segments: real estate property operations and development operations. Business activities and operating segments that are not reportable are included in other operations.

(m)  STOCK/UNIT COMPENSATION PLANS

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for our stock/unit compensation plans. Under this method, we record compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeds the amount the employee is required to pay to acquire the unit or stock. Information concerning the pro forma effects on net earnings and earnings per share of using an optional fair value-method (rather than the intrinsic value method) to account for stock/unit compensation plans is presented in note 8.

(n)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization approach to an impairment-only approach. Adoption of SFAS No. 142 on January 1, 2002 will not have an effect on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We do not believe that adoption of SFAS No. 144 in 2002 will have a material effect on our financial statements.

(o)  RECLASSIFICATIONS

     Some prior years' amounts have been reclassified to conform to the current year's presentation.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(2)  MORTGAGES AND NOTES PAYABLE

     Our mortgages and notes payable are summarized as follows:

       (In thousands)               December 31, 2001        December 31, 2000
                                  ---------------------  ----------------------
       Fixed rate mortgages        $          473,382       $         560,158
       Unsecured credit facility              457,000                 176,000
       Senior unsecured notes                 475,000                 475,000
                                  ---------------------   ---------------------
                                   $        1,405,382       $       1,211,158
                                  =====================   =====================

     Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from June 2002 through July 2029. The weighted average interest rate of mortgages payable was 8.04% at December 31, 2001 and 8.09% at December 31, 2000.

     In June 2001, we closed on a new three-year $500.0 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the line an additional year at our option. The line carries an interest rate of 70 basis points over 30-day London Interbank Offered Rate (LIBOR). The new credit facility has substantially similar terms as our previous facility. As of December 31, 2001, $457.0 million was drawn on the credit facility, $2.2 million in letters of credit were outstanding and we had $40.8 million available for borrowing.

     On December 21, 2001, we entered into a $150 million short-term loan to provide additional liquidity. Affiliates of Banc of America Securities LLC and J.P. Morgan Securities were the lenders under this short-term loan. The loan was to mature on April 2, 2002, but was terminated without being used in January 2002 when we issued $400 million of senior unsecured notes.

     On January 11, 2002, we issued $400 million of senior unsecured notes. The notes bear interest at 7.125% per annum, payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. The notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries. Proceeds from the notes were used to pay down our unsecured credit facility.

     Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

          * A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;
          *    A minimum ratio of annual EBITDA to fixed charges;
          * A maximum ratio of total debt to tangible fair market value of our assets; and
          * Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations.

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of our unmortgaged properties.

     We had senior unsecured notes outstanding of $475.0 million at December 31, 2001. These notes are as follows:

          *    $150 million of 7.20% notes due in 2004;
          *    $100 million of 6.625% notes due in 2005;
          *    $125 million of 7.375% notes due in 2007; and
          *    $100 million of 6.875% notes due in 2008.

Our senior unsecured notes also contain covenants with which we must comply. These include:

          *    Limits on our total indebtedness on a consolidated basis;

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
          *    Limits on our secured indebtedness on a consolidated basis; and
          *    Limits on our required debt service payments.

CarrAmerica Realty, L.P. unconditionally guarantees the senior unsecured notes.

Debt maturities at December 31, 2001 are as follows:

(In thousands)
2002                    $        43,944
2003                             50,129
2004                            628,480
2005                            118,208
2006                             51,935
2007 and thereafter             512,686
                       -----------------
                        $     1,405,382
                       =================

     Restricted deposits consist primarily of escrow deposits. These deposits are required by lenders to be used for future building renovations or tenant improvements or as collateral for letters of credit.

     The estimated fair value of our mortgages payable at December 31, 2001 and 2000 was approximately $494.5 million and $582.3 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities. The fair value of the unsecured credit facility at December 31, 2001 and 2000 approximates book value. The estimated fair value of our senior unsecured notes at December 31, 2001 and 2000 was approximately $489.8 million and $468.7 million, respectively. The estimated fair value is based on the borrowing rates available to us for debt with similar terms and maturities.

(3)  DISCONTINUED OPERATIONS

     On January 20, 2000, we, along with HQ Global Workplaces, Inc. (HQ Global), VANTAS Incorporated (VANTAS) and FrontLine Capital Group (FrontLine), entered into several agreements that contemplated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interests in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. On June 1, 2000, we consummated the transactions. We recognized an after tax gain of $31.9 million. Following the transactions, we owned approximately 16% of the equity of HQ Global on a fully diluted basis and our investment had a carrying value of $42.2 million.

     FrontLine, the majority stockholder of HQ Global, announced in October 2001 that HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine term indebtedness, was in a forebearance period with HQ Global lenders and was actively negotiating with those lenders. In November 2001, FrontLine disclosed that it had recognized an impairment in the value of intangible assets relating to HQ Global due to HQ Global's trend of operating losses and its inability to remain in compliance with its debt arrangements. Based on these factors, our analysis of the financial condition and operating results of HQ Global (which deteriorated significantly during 2001 as the economic slowdown reduced the demand for temporary office space, particularly from technology-related tenants) and the losses of key board members and executives by HQ Global, particularly in the last half of 2001, we determined in the fourth quarter of 2001, that our investment in HQ Global was impaired. We recorded a $42.2 million impairment charge, reducing the carrying value of our investment in HQ Global to zero.

     On January 30, 2002, FrontLine reiterated that HQ Global was in active negotiations with its lenders and certain other investors in HQ Global with respect to the restructuring of its long-term indebtedness with an objective of reaching an agreement on terms that would provide HQ Global with sufficient liquidity to operate its business through the current economic downturn. Unsuccessful in these attempts, on March 13, 2002, HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws.

     During 1997 and 1998, we provided guarantees of HQ Global's performance under four office leases. In connection with the HQ Global/VANTAS merger transaction, FrontLine agreed to indemnify us against any losses incurred with respect to these guarantees. However, at this time, FrontLine's principal asset is its interest in HQ Global, and therefore our ability to recover any resulting losses from FontLine under this indemnity likely will be limited.

     As part of the initial filings made in the bankruptcy proceedings, HQ Global filed a motion to reject one of these four leases. As a result, we may be liable to the lessor with respect to payments due under this lease from and after February 2002. This lease is for space in San Jose, California. The lease term extends to October 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $6.2 million (approximately $706,000 of which is payable in 2002). Our liability under the guarantee relating to this lease is limited to approximately $2 million.

     HQ Global has not filed a motion to reject the remaining three leases that we have guaranteed, although it could do so in the future or otherwise fail to make timely payments due under the leases. One of the leases is for space in midtown Manhattan, and our liability under the guarantee is currently limited to approximately $630,000; the limit decreases over the life of the lease until its expiration in September 2007. The second lease is a sublease for space in downtown Manhattan. The lease term extends to March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million (approximately $755,000 of which is payable in 2002). The third lease is for space in San Mateo, California. The lease term extends to January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million (approximately $612,000 of which is payable in 2002).

     We currently are evaluating a number of options with respect to these leases in an attempt to reduce or eliminate our possible exposure under these lease guarantees. These options include, among other things, seeking to sublease certain of these lease locations to third parties or assuming the lease as a primary tenant and conducting executive suites or other business activities at these locations.

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

                     CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

The non-distribution paying units cannot receive any distributions until they automatically convert into distribution paying units in the future. During the years ended December 31, 2001 and 2000, 89,357 and 163,598 non-distribution paying units were converted to distribution paying units, respectively. A distribution paying unit, subject to restrictions, may be redeemed at any time for either one share of our common stock, or, cash equal to the fair market value of a share of our common stock at our option at the redemption date.
When a Unitholder redeems a distribution paying unit for a share of common stock or cash, minority interest is reduced and our investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as appropriate, is increased. During the years ended December 31, 2001, 2000 and 1999, 61,432, 292,739 and 38,430
distribution paying units, respectively, of Carr Realty, L.P. were redeemed for our common stock. During the years ended December 31, 2001, 2000 and 1999, 52,782, 146,151 and no units, respectively, of CarrAmerica Realty, L.P. were redeemed for cash or our common stock. Minority interest in the financial statements relates primarily to Unitholders.

    The following table summarizes the outstanding shares of our common stock, preferred stock which is convertible into our common stock and outstanding units of Carr Realty, L.P. and CarrAmerica Realty, L.P.:

(In thousands)

                                                   Convertible        Distribution   Non-Distribution
                                  Common            Preferred            Paying           Paying
                                  Stock               Stock              Units            Units
As of December 31,             Outstanding         Outstanding        Outstanding       Outstanding
-----------------           ----------------     ------------------ --------------- -------------------
2001                              51,965                  80            5,794                 179
2000                              65,018                 480            5,656                 268
1999                              66,826                 680            6,048                 432

Weighted average for:
---------------------

2001                              61,010                 256            5,809                 231
2000                              66,221                 495            5,916                 405
1999                              67,858                 680            6,003                 495

(5) OTHER INVESTMENTS IN UNCONSOLIDATED ENTITIES AND AFFILIATE TRANSACTIONS

    We utilize joint venture arrangements on projects characterized by large dollar-per-square foot costs and/or when we desire to limit capital deployment in certain of our core markets. We own interests ranging from 15% to 50% in real estate property operations and development operations through unconsolidated entities. We had eleven investments at December 31, 2001 and 2000 and six investments at December 31, 1999 in these entities. Adjustments are made to equity in earnings of unconsolidated entities to account for differences in the amount at which the investment is carried and the amount of underlying equity in the net assets.

    The combined condensed financial information for the unconsolidated entities accounted for under the equity method is as follows:

                     CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
------------------------------------------------------------------------------

(In thousands)

                                                          December 31,
Balance Sheets                                       2001              2000
                                                  -----------      ------------
Assets
------

Rental property, net                              $  647,294        $  569,500
Land and construction in progress                    161,959           123,540
Cash and cash equivalents                             17,607            20,140
Other assets                                          54,493            37,201
                                                  -----------       -----------

                                                  $  881,353        $  750,381
                                                  ===========       ===========

Liabilities and Partners' Capital

Liabilities:
     Notes payable                                $  497,493        $  184,991
     Other liabilities                                36,582            15,697
                                                  -----------       -----------
           Total liabilities                         534,075           200,688
Partners' capital                                    347,278           549,693
                                                  -----------       -----------

                                                  $  881,353        $  750,381
                                                  ===========       ===========

                                                               Year Ended December 31,
Statements of Operations                             2001             2000             1999
                                                  -----------       -----------     -----------
Revenue                                           $  109,441        $   64,423        $  39,825
Depreciation and amortization expense                 27,890            14,733            7,370
Interest expense                                      22,034            19,529           19,464
Other expenses                                        37,627            21,302           11,371
Gain on sale of assets                                   --             63,984             --
                                                  -----------       -----------      ----------

           Net income                             $   21,890        $   72,843        $   1,620
                                                  ===========       ===========      ==========

    In addition to making investments in these ventures, we provide construction management, leasing, development and architectural and other services to them. We earned fees for these services of $6.2 million in 2001, $8.9 million in 2000 and $7.9 million in 1999. Accounts receivable from joint ventures and other affiliates were $4.2 million at December 31, 2001 and $4.8 million at December 31, 2000.

    Other material related party transactions include general contracting and other services from Clark Enterprises, Inc., an entity in which one of our directors is the majority stockholder. We, including our unconsolidated affiliates, paid $25.8 million in 2001, $10.0 million in 2000 and $20.1 million in 1999 to Clark Enterprises, Inc. for these services. Substantially all of the payments related to our unconsolidated affiliates.

    As of December 31, 2001, we guaranteed $8.0 million of debt related to a joint venture and $5.2 million of debt related to a development project we have undertaken with a third party.

    In November 2001, we repurchased 9.2 million shares of our common stock from Security Capital for a total of $265.4 million or $28.85 per share.

(6) LEASE AGREEMENTS

    Space in our rental properties is leased to approximately 1,000 tenants. In addition to minimum rents, the leases typically provide for other rents which reimburse us for specific property operating expenses. The future minimum base rent to be received under noncancellable tenant leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2001 are summarized as follows:

                     CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(Dollars in thousands)                          Percentage of
                               Future            Total Space
                              Minimum            Under Lease
                                Rent              Expiring
                            --------------    -----------------
2002                       $     413,681                 10.4
2003                             374,390                 14.1
2004                             313,732                 15.7
2005                             262,005                 12.8
2006                             202,502                 11.2
2007 & thereafter                544,693                 35.8
                           --------------

                           $   2,111,003
                           ==============

    Leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

    We lease land for two office properties located in metropolitan Washington, D.C. and one office property located in Santa Clara, California. We also lease land adjacent to an office property in Chicago, Illinois and office space in metropolitan Washington, D.C. for our own use, with part of this space being subleased to tenants. The initial terms of these leases range from 5 years to 99 years. The longest lease matures in 2086. The minimum base annual rental payment for these leases is $5.5 million.

(7) COMMON AND PREFERRED STOCK

    In 2000 and 2001, our Board of Directors authorized us to spend up to $325 million to repurchase our common shares. During these years, we acquired approximately 8.7 million shares for $253.1 million, an average price of $29.03 per share, exclusive of 9.2 million shares repurchased from Security Capital at $28.85 per share under a separate authorization in November 2001.

    We are authorized to issue 35 million shares of preferred stock. On October 25, 1996, we issued 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") at $25 per share. Dividends for the Series A Preferred Stock are cumulative and payable quarterly in arrears in an amount per share equal to the greater of $1.75 per share per year or the cash dividend paid on the number of shares of our common stock into which a share of Series A Preferred Stock is convertible. Series A Preferred Stock has a liquidation preference of $25 per share. Each share of Series A Preferred Stock is convertible into one share of common stock (subject to conversion adjustments), at the option of the holder. As of December 31, 2001, 1,660,000 shares of Series A Preferred Stock had been converted into common stock. After October 25, 1999, each outstanding share of Series A Preferred Stock became redeemable at our option. The redemption price is $25 per share plus accrued and unpaid dividends.

    As of December 31, 2001, we had the following additional preferred stock issued and outstanding:

                                                     Liquidation
                  Shares             Issue Date       Preference      Dividend Rate
               --------------    ----------------  --------------   -----------------
Series B           8,000,000        August 1997          $25.00                8.57%
Series C           6,000,000       November 1997         $25.00                8.55%
Series D           2,000,000       December 1997         $25.00                8.45%

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

Series B - August 12, 2002
Series C - November 6, 2002
Series D - December 19, 2002

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(8) STOCK/UNIT COMPENSATION PLANS

     As of December 31, 2001, we had three option plans. Two plans are for the purpose of attracting and retaining executive officers and other key employees (1997 Employee Stock Option and Incentive Plan and the 1993 Carr Realty Option
Plan). The other plan is for the purpose of attracting and retaining directors who are not employees (1995 Non-Employee Director Stock Option Plan).

     The 1997 Employee Stock Option and Incentive Plan ("Stock Option Plan") allows for the grant of options to purchase our common stock at an exercise price equal to the fair market value of the common stock at the date of grant. At December 31, 2001, we had options and units to purchase 10,000,000 shares of common stock and units reserved so we could issue them under the Stock Option Plan. At December 31, 2001, 6,173,225 options were outstanding. All of the outstanding options have a 10-year term from the date of grant. 3,771,096 options vest over a four-year period, 25% per year, 450,000 options vest at the end of five years, 92,500 options vest over a three-year period, 33.3% per year and 29,364 vest within the first year after grant. The balance of the options vests over a five-year period, 20% per year.

     The 1993 Carr Realty Option Plan allows for the grant of options to purchase units of Carr Realty, L.P. (unit options). These options are exercisable at the fair market value of the units at the date of grant, which is equivalent to the fair market value of our common stock on that date. Units (following exercise of unit options) are redeemable for cash or common stock, at our option. At December 31, 2001, we had options to purchase 1,266,900 units authorized for grant under this plan, of which 159,422 were outstanding. All of the outstanding options have a 10-year term from the date of grant and vest over five years, 20% per year.

     The 1995 Non-Employee Director Stock Option Plan provides for the grant of options to purchase our common stock at an exercise price equal to the fair market value of the common stock at the date of grant. Under this plan, newly elected non-employee directors are granted options to purchase 3,000 shares of common stock when they start serving as a director. In connection with each annual election of directors, a continuing non-employee director will receive options to purchase 7,500 shares of common stock. The stock options have a 10-year term from the date of grant and vest over three years, 33 1/3% per year. At December 31, 2001, we had 270,000 options on shares of common stock authorized for grant under this plan with 137,193 outstanding.

     The per share weighted-average fair values of Unit options and stock options granted during 2001, 2000 and 1999 were $3.07, $2.24 and $2.25, respectively, on the date of grant. This value is determined using the Black-Scholes option-pricing model. The following assumptions were used:

        Expected     Risk Free        Expected         Expected
        Dividend      Interest          Stock           Option
         Yield         Rate          Volatility          Life
        --------    ----------      ------------     -----------
2001       7.94%        5.12%           23.97%           5.22
2000       8.64%        6.77%           22.47%           5.00
1999       7.54%        5.16%           22.78%           3.95

     If we had applied a fair-value based method (rather than the intrinsic value method) to recognize compensation cost for our unit and stock options, our net income and earnings per share of common stock would have been adjusted as indicated below:

(In thousands, except per share data)     2001         2000         1999
                                       -----------  -----------  -----------
Pro forma net income                    $  74,811    $  176,364   $  140,507
Pro forma basic EPS                     $    0.66    $     2.13   $     1.55
Pro forma diluted EPS                   $    0.64    $     2.09   $     1.55

Unit and stock option activity during 2001, 2000 and 1999 is summarized as follows:

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

                                       1993 Plan                      1995 Plan                       1997 Plan
                              ----------------------------   ----------------------------    ----------------------------
                                                Weighted                       Weighted                        Weighted
                                 Shares         Average         Shares         Average          Shares         Average
                                 Under          Exercise        Under          Exercise         Under          Exercise
                                 Option          Price          Option          Price           Option          Price
                             -------------   -------------   -------------   -------------   -------------   -------------
Outstanding at
   December 31, 1998              894,622      $  23.242        190,892       $   24.995       5,035,944       $   26.629
   Granted                            -              -           52,500           24.250         456,500           23.008
   Exercised                       16,200         23.480            -                -               -                -
   Forfeited                       30,800         24.643         42,999           24.882         791,941           26.493
                             -------------   -------------   -------------   -------------   -------------   -------------

Outstanding at
   December 31, 1999              847,622         23.186        200,393           24.824       4,700,503           26.301
   Granted                            -              -            7,500           24.688       2,867,857           21.195
   Exercised                      593,600         22.932            -                -           632,611           25.103
   Forfeited                       15,500         23.831            -                -           773,337           24.480
                             -------------   -------------   -------------   -------------   -------------   -------------
Outstanding at
   December 31, 2000              238,522         23.778        207,893           24.819       6,162,412           24.275
   Granted                            -              -              -                -         1,171,139           28.644
   Exercised                       79,100         22.939         70,700           23.626       1,061,213           23.329
   Forfeited                          -              -              -                -            99,113           23.678
                             -------------   -------------   -------------   -------------   -------------   -------------

Outstanding at
December 31, 2001                 159,422      $  24.194        137,193        $  25.435       6,173,225       $   25.277
                             =============   =============   =============   =============   =============   =============

Options exercisable at:
   December 31, 1999              803,188      $  22.998         91,533        $  24.601       1,198,708       $   27.388
   December 31, 2000              218,766         23.400        141,378           24.884       1,293,024           27.469
   December 31, 2001              151,544         23.947        114,693           25.648       1,619,437           27.105

     The following table summarizes information about our stock options outstanding at December 31, 2001:


                             Options Outstandng                                        Options Exercisable
--------------------------------------------------------------------------    -------------------------------------
                    Outstanding     Weighted-Average                            Exercisable
Range of Exercise      as of           Remaining         Weighted-Average          as of        Weighted-Average
    Prices           12/31/01        Contractual Life      Exercise Price        12/31/01         Exercise Price
----------------   -------------   -----------------    ----------------      ---------------  ------------------
$17.00-$20.00           21,750                   7.3     $      18.8276                9,250     $       18.5946
$20.01-$23.00        2,051,685                   7.7            20.8972              282,247             21.7467
$23.01-$26.00        1,490,150                   7.0            23.7521              469,900             23.6053
$26.01-$29.00        1,355,087                   8.7            28.5947              158,659             28.4475
$29.01-$32.00        1,551,168                   6.0            29.6279              965,618             29.5673
                   -------------   -----------------    ----------------      ---------------  ------------------
                     6,469,840                   7.3     $      25.2533            1,885,674     $       26.7629
                   =============                                              ===============

We have also granted to key executives 726,294 restricted stock units under the 1997 Stock Option Plan. The stock units were granted at a zero exercise price and are convertible to common stock as they vest at the option of the executive. The fair market values of the units at the dates of grant range from $20.69 to $28.94 per unit. The units vest over five years, at 20% per year. We recognize the fair value of the units awarded at dates of grant as compensation cost on a straight-line basis over the terms of the awards. Compensation expense related to these awards was $2.6 million in 2001, $2.9 million in 2000 and $2.0 million in 1999.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(9) GAIN ON SALE OF ASSETS AND OTHER PROVISIONS, NET

     The following table summarizes our gain on sale of assets and other provisions, net:

(in thousands)                                      2001       2000       1999
                                                   --------  ---------  ---------
Sales of land/development properties               $  (473)  $ (3,655)  $    662
Sales of rental properties                           4,937     33,399     54,791
Sale of properties to Carr Office Park, L.L.C.           -     33,197          -
Impairment loss                                     (1,500)    (7,894)         -
Income taxes                                             -    (18,676)      (631)
                                                   -------   ---------  --------
   Total                                           $ 2,964   $ 36,371   $ 54,822
                                                   =======   =========  ========

     We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs. During 2001, we disposed of seven operating properties, one property under development and three parcels of land held for development. We recognized a gain of $4.5 million on these transactions. We also recognized an impairment loss of $1.5 million on certain parcels of land held for development.

     During 2000, we disposed of 16 operating properties (including one property in which we held an interest through an unconsolidated entity) and four parcels of land that were being held for development. We recognized a gain of $24.1 million on these transactions, net of taxes of $5.6 million, including a net gain of $8.8 million relating to our share of gain on a sale of property in which we held an interest through an unconsolidated entity.

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

     In 2000 we recognized an impairment loss of $7.9 million on land. For various reasons, we determined that we would not proceed with planned development of rental properties on certain of our land holdings and decided to market the land for sale. As a result, we evaluated the recoverability of the carrying amounts of the land. We determined that the carrying amounts would not be recovered from estimated net sale proceeds in certain cases and, in those cases, we recognized impairment losses.

     During 1999, we disposed of 63 properties and two parcels of land being held for development. We recognized a gain of $54.8 million, net of District of Columbia franchise tax of $0.6 million.

(10) COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, we were liable on $2.2 million in letters of credit. We were contingently liable for letters of credit related to various completion escrows and on performance bonds amounting to approximately $1.4 million to ensure completion of required public improvements on our construction projects.

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

     We have a 401(k) plan for employees under which we match 75% of employee contributions up to the first 6% of pay. We also make a base contribution of 3% of pay for participants who remain employed on December 31 (end of the plan year). Our contributions to the plan are subject to four-year vesting, 25% per year. Prior to 2001, the

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

vesting schedule was a five-year graduated vesting schedule, and our contribution was 50% of employee contributions up to the first 4% of pay. Our contributions to the plan were $3.0 million in 2001, $1.6 million in 2000 and $1.1 million in 1999.

     We are currently involved in two separate lawsuits with two stockholders of HQ Global. The first lawsuit involves the September 1998 conversion of an approximately $111 million loan that we made to HQ Global into stock of HQ Global. We, along with HQ Global, initiated this lawsuit in the United States District Court for the District of Columbia in February 1999, asking the court to declare that the terms of the debt conversion were fair, after two minority stockholders threatened to challenge the terms of the conversion. These stockholders had claimed that both the conversion price used and the methods by which the conversion price was agreed upon between HQ Global and us were not fair to HQ Global or these stockholders. Thereafter, these two stockholders filed their own counterclaims against HQ Global, the board of directors of HQ Global and us. The stockholders asked the court to declare the conversion void, or in the alternative for compensatory and punitive damages. On September 12, 2001, the trial court granted these stockholders' motion for summary judgment, declaring that the shares issued in connection with the conversion were null and void. We believe that the trial court incorrectly interpreted Delaware law in this case. We appealed this decision on October 2, 2001. We recognize that, in light of the trial court's finding, there is a reasonable possibility that we will be unsuccessful in overturning the court's decision. In that event, there are a number of possible outcomes, including a reduction in our equity interest in HQ Global or a cash payment by us to these stockholders. We currently believe that the value of any loss we may incur from this decision should not exceed $10 million, although we cannot assure you that this will be the case.

     The second lawsuit involves claims filed by these two stockholders in April 2000 arising out of the June 2000 merger transaction involving HQ Global and VANTAS Incorporated. In this lawsuit, these two stockholders have brought claims against HQ Global, the board of directors of HQ Global, FrontLine Capital Group and us in Delaware Chancery Court. The two stockholders allege that, in connection with the merger transaction, we breached our fiduciary duties to the two stockholders and breached a contract with the stockholders. The claim relates principally to the allocation of consideration paid to us with respect to our interest in an affiliate of HQ Global that conducts international executive suites operations. The stockholders asked the court to rescind the transaction, or in the alternative for compensatory and rescissory damages. The court recently determined that it would not rescind the merger transaction, but held open the possibility that compensatory damages could be awarded or that another equitable remedy might be available. We believe that these claims are without merit and that we will ultimately prevail in this action, although we cannot assure you that the court will not find in favor of these stockholders. We believe, however, that, even if the court finds in favor of these stockholders, any such adverse result will not have a material adverse effect on our financial condition or results of operations.

     In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(11) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the quarterly results of operations for 2001 and 2000:
(In thousands, except per share data)

                                                 First            Second            Third            Fourth
2001                                            Quarter           Quarter          Quarter           Quarter
----                                        -------------     -------------     -------------     -------------
Rental revenue                                $  123,789      $  123,823         $  126,762       $  133,235

Real estate service revenue                       10,137           9,703              6,682            4,515

Real estate operating income                      26,232          31,148             30,514           28,847

Net income (loss)                                 30,266          32,560             28,944          (12,709)

Basic net income (loss) per common share            0.34            0.39               0.33            (0.38)

Diluted net income (loss) per common share          0.32            0.38               0.32            (0.38)

2000
----

Rental revenue                                $  136,625      $  139,127         $   131,690      $  124,417

Real estate service revenue                        4,941           5,312               7,667           8,252

Real estate operating income                      28,527          27,651              30,678          28,113

Income from continuing operations                 33,152          29,825              49,910          34,272

(Loss) income from discontinued operations        (1,380)          1,836                 -               -

Gain on sale of discontinued operations              -            31,852                 -               -

Net income                                        31,772          63,513              49,910          34,272

Basic net income per common share:

Income from continuing operations                   0.36            0.31                0.62            0.39

(Loss) income from discontinued operations         (0.02)           0.03                 -               -

Gain on sale of discontinued operations              -              0.48                 -               -

Net income                                          0.34            0.82                0.62            0.39

Diluted net income per common share:

Income from continuing operations                   0.36            0.31                0.60            0.38

(Loss) income from discontinued operations         (0.02)           0.03                 -               -

Gain on sale of discontinued operations              -              0.43                 -               -

Net income                                          0.34            0.77                0.60            0.38

Note: Net loss for the fourth quarter of 2001 includes an impairment loss of $42.2 million ($0.74 per share, basic and diluted) on our investment in HQ Global.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

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

     Our operating segments' performance is measured using funds from operations. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

     * Net income (loss) - computed in accordance with accounting principles generally accepted in the United States of America (GAAP);

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

     Operating results of our reportable segments and our other operations are summarized as follows:


                                                  As of and for the year ended December 31, 2001
                                               ----------------------------------------------------
                                                 Real Estate
                                                 Property      Development     Other
(In millions)                                   Operations      Operations    Operations   Total
                                               ----------      ------------   -----------  ---------
Operating revenue                               $   507.6        $ 14.2       $  16.8       $  538.6
Segment expense                                     162.8           6.6          42.9          212.3
                                               ----------      ------------   -----------  ---------
Net segment revenue (expense)                       344.8           7.6         (26.1)         326.3
Interest expense                                     44.0           -            38.5           82.5
Other income (expense), net                          19.8           0.4         (47.3)         (27.1)
                                               ----------      ------------   -----------  ---------
Funds from operations                           $   320.6        $  8.0       $(111.9)         216.7
                                               ==========      ============   ===========
Adjustments:

  Depreciation and amortization                                                               (131.1)
                                                                                           ----------
Income from continuing operations before
gain on sale of assets and minority interest                                                    85.6
Minority interest and gain on sale of assets                                                    (6.5)
                                                                                           ----------
  Net income                                                                                $   79.1
                                                                                            =========

Total assets                                    $ 2,682.7        $ 49.8       $  43.1       $2,775.6
                                               =======================================================
Expenditures for long-lived assets              $    63.2        $ 70.1       $  -          $  133.3
                                               =======================================================


                       CARRAMERICA REALITY CORPORATION AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements
_______________________________________________________________________________

                                                 As of and for the year ended December 31, 2000
                                                ------------------------------------------------
                                                     Real Estate
                                                     Property   Development   Other
(In millions)                                       Operations  Operations   Operations   Total
                                                    ---------- ------------ ------------ -------
Operating revenue                                   $  531.9    $ 10.6        $ 15.5     $  558.0
Segment expense                                        170.0       4.5          41.6        216.1
                                                    ---------- ------------ ------------ --------
Net segment revenue (expense)                          361.9       6.1         (26.1)       341.9
Interest expense                                        49.2       -            49.1         98.3
Other income (expense), net                             14.5       0.2          (3.6)        11.1
                                                    ---------- ------------ ------------ --------
Funds from operations                               $  327.2    $  6.3        $(78.8)       254.7
                                                    ========== ============ ============
Adjustments:

 Depreciation and amortization                                                             (128.4)
 Other, net                                                                                   0.5
                                                                                         ---------
Income from continuing operations before
 gain on sale of assets and minority interest                                               126.8
Minority interest and gain on sale of assets                                                 20.3
Discontinued operations, net of income tax                                                    0.5
Gain on sale of discontinued operations, net of tax                                          31.9
                                                                                         ---------
 Net income                                                                              $  179.5
                                                                                         =========
Total assets                                        $2,711.9    $ 96.3        $264.6     $3,072.8
                                                    ==============================================
Expenditures for long-lived assets                  $  107.5    $123.2       $   -       $  230.7
                                                    ==============================================


                         CARRAMERTCA REALTY CORPORATION AND SUBSIDIARIES
                            Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------

                                                        As of and for the year ended December 31, 1999
                                                ---------------------------------------------------------------------
                                                  Real Estate
                                                  Property         Development          Other
(In millions)                                     Operations       Operations           Operations            Total
                                                -------------    -------------        -------------      -------------
Operating revenue                                 $    498.9       $       6.6           $   10.4           $    515.9
Segment expense                                        167.2               4.6               34.3                206.1
                                                -------------     -------------       -------------      -------------
Net segment revenue (expense)                          331.7               2.0              (23.9)               309.8
Interest expense                                        50.5               -                 38.6                 89.1
Other income (expense), net                              8.9               0.2               (3.2)                 5.9
                                                -------------     -------------       -------------      -------------
Funds from operations                             $    290.1       $       2.2           $  (65.7)               226.6
                                                =============     =============       =============

Adjustments:

  Depreciation and amortization                                                                                 (117.3)
  Gain on settlement of treasury locks                                                                             4.5
  Other, net                                                                                                       0.8
                                                                                                         -------------

Income from continuing operations before
  gain on sale of assets and minority interest                                                                   114.6
Minority interest and gain on sale of assets                                                                      36.4
Discontinued operations, net of income tax                                                                        (7.8)
                                                                                                         -------------
  Net income                                                                                                $    143.2
                                                                                                         =============

Total assets of continuing operations             $  2,991.8       $     220.1           $   59.5           $  3,271.4
                                               ====================================================
Net asscts of discontinued operations                                                                            207.7
                                                                                                          ------------
  Total assets                                                                                              $  3,479.1
                                                                                                          ============
Expenditures for lon&-lived assets                $     92.0       $     279.1           $     -            $    371.1
                                               =======================================================================

(13) SUPPLEMENTAL CASH FLOW INFORMATION

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

     In August 2000, we contributed $332.1 million of assets to an unconsolidated joint venture, Carr Office Park, L.L.C.

                                               CarrAmerica Realty Corporation and Subsidiaries
                              Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2001

(In thousands)                                                                        Costs           Gross Amount at Which
                                                           Initial Costs           Capitalized      Carried at Close of Period
                                                     -----------------------                      -------------------------------
                                                              Buildings and       Subsequent to                    Buildings and
Properties                            Encumbrances     Land    Improvements        Acquisition/3/    Land            Improvements
-------------------------------     ---------------- -------  --------------    ----------------  ------------  -----------------
Downtown Washington, D.C.:
   International Square/2/                182,176/6/   69,651        100,921            19,010       69,651              119,931
   900 19th Street                         15,305       1,985         13,358             3,239        1,985               16,597
   2550 M Street                             --         2,340         11,348            14,353        2,340               25,701
   1730 Pennsylvania Avenue                  --         2,196         11,013            13,768        2,196               24,781
   1255 23rd Street                        37,982      10,793         40,214             4,154       10,793               44,368
   1747 Pennsylvania Avenue                14,042       1,636          8,157             7,144        1,636               15,301
   1775 Pennsylvania Avenue                11,735        --           19,000             2,463         --                 21,463
   675 E Street/1/                           --          --             --               1,372         --                  1,372

Suburban Washington, D.C.:
   One Rock Spring Plaza                     --          --           18,409             2,068         --                 20,477
   Reston Town Center                        --          --            2,150               --          --                  2,150
   Sunrise Corporate Center                  --         8,250         34,322             7,743       11,566               38,749
   Reston Crossing East & West               --         8,379           --              59,165       13,315               54,229

Orange County/Los Angeles:
   Scenic Business Park                      --         2,469          4,503             1,900        2,469                6,403
   Harbor Corporate Park                     --         2,191          5,784             2,774        2,191                8,558
   Plaza PacifiCare                          --         3,493          6,392                78        3,493                6,470
   Katella Corporate Center                  --         2,671          4,314             1,254        2,681                5,558
   Warner Center                             --        16,490         33,698             5,643       16,574               39,257
   South Coast Executive Center            14,871       3,324         17,212             3,746        3,388               20,894
   Warner Premier                            --         3,252          6,040             1,375        3,285                7,382
   Von Karman                                --         3,731         12,493             1,234        3,744               13,714
   2600 W. Olive                           18,913       3,855         25,054             3,092        3,904               28,097
   Bay Technology Center                     --         2,442         11,164               753        2,462               11,897
   Pacific Corporate Plaza 1, 2, 3           --         5,756           --              12,738        5,928               12,566
   Alton Deere Plaza                         --         5,666         17,967             1,441        5,676               19,398
   Westlake Spectrum                         --         4,371         13,105                97        4,369               13,204

San Diego:
   Del Mar Corporate Plaza                   --         2,860         13,252             1,407        2,869               14,650
   Wateridge Pavilion                       3,308         881          5,509               447          895                5,942
   Towne Center Technology Park 1, 2, 3      --         4,929           --              21,852        5,073               21,708
   Lightspan                                 --         1,438          5,710               847        1,440                6,555
   La Jolla Spectrum 1 & 2                   --         6,447           --              26,666        6,524               26,589
   Palomar Oaks Technology Park             9,636       4,698         12,495               614        4,714               13,093
   Jaycor                                  10,861       5,123         11,754             4,416        5,154               16,139
   Highlands Corporate Center                --        10,156         30,369             1,365       10,156               31,734

San Francisco Bay Area:
   CarrAmerica Corporate Center              --        33,035         75,720             8,950       32,946               84,759
   Valley Business Park I                    --         3,859          3,155               442        3,865                3,591
   Bayshore Centre 2                         --         8,525          6,969             1,401        8,960                7,935
   Rincon Centre                             --        12,464         10,188             1,702       12,480               11,874

(In thousands)

Properties                                             Accumulated         Date of           Year of
                                            Total      Depreciation      Construction      Acquisition
                                           -------     ------------      ------------      -----------
Downtown Washington, D.C.:
   International Square/2/                189,582            69,633      1977, 1979, 1982         1993
   900 19th Street                         18,582             8,061                  1986         1993
   2550 M Street                           28,041            11,956                  1978         1993
   1730 Pennsylvania Avenue                26,977            14,242                  1972         1993
   1255 23rd Street                        55,161            19,194                  1983         1993
   1747 Pennsylvania Avenue                16,937             8,846                  1970         1993
   1775 Pennsylvania Avenue                21,463             4,694                  1975         1994
   675 E Street/1/                          1,372              --                     N/A         2001

Suburban Washington, D.C.:
   One Rock Spring Plaza                   20,477             8,047                  1989         1995
   Reston Town Center                       2,150               518                   N/A         1996
   Sunrise Corporate Center                50,315             2,497             1987-1989         1996
   Reston Crossing East & West             67,544             4,986             1987-1989         1996

Orange County/Los Angeles:
   Scenic Business Park                     8,872             2,255                  1985         1996
   Harbor Corporate Park                   10,749             2,597                  1987         1996
   Plaza PacifiCare                         9,963             1,527                  1986         1996
   Katella Corporate Center                 8,239             1,493                  1982         1996
   Warner Center                           55,831             9,503             1981-1985         1996
   South Coast Executive Center            24,282             4,097                  1987         1996
   Warner Premier                          10,667             1,344                  1990         1997
   Von Karman                              17,458             2,128                  1981         1997
   2600 W. Olive                           32,001             5,046                  1986         1997
   Bay Technology Center                   14,359             1,679                  1985         1997
   Pacific Corporate Plaza 1, 2, 3         18,494             2,032                  1998         1997
   Alton Deere Plaza                       25,074             2,506                  1989         1998
   Westlake Spectrum                       17,573               820             1988-1989         2000

San Diego:
   Del Mar Corporate Plaza                 17,519             3,575                  1986         1996
   Wateridge Pavilion                       6,837             1,055                  1987         1997
   Towne Center Technology Park 1, 2, 3    26,781             5,882                  1998         1997
   Lightspan                                7,995             1,348                  1985         1997
   La Jolla Spectrum 1 & 2                 33,113             2,812             1999-2001         1998
   Palomar Oaks Technology Park            17,807             1,526                  1989         1998
   Jaycor                                  21,293             1,645                  1989         1998
   Highlands Corporate Center              41,890             2,450                   N/A         1999

San Francisco Bay Area:
   CarrAmerica Corporate Center           117,705            30,211                  1988         1996
   Valley Business Park I                   7,456               756                  1981         1996
   Bayshore Centre 2                       16,895             1,405                  1984         1996
   Rincon Centre                           24,354             2,518                  1984         1996

                                  CarrAmerica Realty Corporation and Subsidiaries
                      Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2001

                                                                                    Costs             Gross Amount at Which
(In thousands)                                             Initial Costs          Capitalized        Carried at Close of Period
                                                      -----------------------                       ---------------------------
                                                                   Buildings and   Subsequent to              Building and
Properties                                 Encumbrances     Land    Improvements    Acquisition/3/   Land      Improvements
------------------------------             ------------   -------   -------------   ------------    -----      -------------

   Valley Centre II                           -            13,658         11,164           (148)      13,676        10,998
   Valley Office Centre                       -             6,134          5,014            568        6,142         5,574
   Valley Centre                              -             6,051          4,945            822        6,059         5,759
   Valley Business Park II                    -             8,753          7,155          1,484        8,765         8,627
   Rio Robles                                 -            16,655         29,598          1,036       16,669        30,620
   First Street Technology Center             -             3,388          4,884            420        3,411         5,281
   Baytech Business Park                      -            14,958            -           23,130       14,568        23,520
   3571 North First Street                    -             6,297          8,862            418        6,326         9,251
   San Mateo Center I                         -             5,703          9,126            899        5,710        10,018
   Oakmead West Land A-G                      -            22,842            -           41,583       20,526        43,899
   San Mateo II & III                         -             9,723         15,556          1,922        9,817        17,384
   Hacienda West                              -             6,468         24,062          2,246        6,492        26,284
   Sunnyvale Technology Center             28,875/4/       12,098         16,131            149       12,106        16,272
   Clarify Corporate Center 1, 2, 3, 4        -            17,574            -           31,042       17,470        31,146
   Valley Technology Center 1, 2, 3,
      4, 5, 6, 7                              -            32,910            -           45,179       32,752        45,337
   Golden Gateway Commons                     -            21,112         51,689          3,443       21,166        55,078
   Techmart Commerce Center                   -               -           36,594          2,119          -          38,713
   Fremont Technology Park 1, 2, 3            -            10,122         10,797           (557)       8,433        11,929
   Mountain View Gateway Center               -            13,637         37,946              -       13,637        37,946

Denver, CO:
   Harlequin Plaza                            -             4,746         21,344          8,742        4,747        30,085
   Quebec Court I & II                        -             2,368         19,819         10,414        2,371        30,230
   Quebec Centre                              -             1,423          5,659          1,489        1,423         7,148
   Dry Creek Corporate Center/1/              -            10,575            -           19,256       12,896        16,935

Seattle, WA:
   Redmond East                            26,141           6,957         32,390          3,085        6,939        35,493
   Redmond Hilltop B & C                      -             2,511            -            7,952        2,489         7,974
   Canyon Park                                -             7,643         23,624          3,391        5,782        28,876
   Willow Creek                               -             1,709          6,972             79        1,724         7,036
   Willow Creek Corp. Center 1, 2, 3,
      4, 5, 6                                 -             6,485            -           39,966        5,778        40,673
   Canyon Park Commons 1, 2, 4              4,923           5,592          9,958         20,613        6,749        29,414
   Canyon Point                               -             6,225            -            3,075        9,300           -

Salt Lake City, UT:
   Sorenson Research Park                   3,721           4,389         25,304          3,553        5,017        28,229
   Sorenson XI                                -             1,490            -            4,884        2,312         4,062
   Wasatch Corporate Center                12,016           3,318         15,495            509        3,587        15,735
   Wasatch Corporate Center 17, 18            -             2,636            -           11,611        2,537        11,710
   Wasatch Corporate Center 16                -             1,172            -            1,213        2,385           -
   Creekside/1/                               -               -            3,150          8,488        3,211         8,427

Chicago, IL:
   Parkway North I                         24,164           3,727         29,146          2,674        3,733        31,814
   Unisys                                     -             6,387         45,111          5,475        6,346        50,627

(In thousands)
                                                         Accumulated     Date of       Year of
Properties                                 Total         Depreciation  Construction   Acquisition
                                           ------        ------------  -----------    -----------
   Valley Centre II                        24,674          2,375            1980         1996
   Valley Office Centre                    11,716          1,033            1981         1996
   Valley Centre                           11,818          1,264            1980         1996
   Valley Business Park II                 17,392          1,770            1979         1996
   Rio Robles                              47,289          5,252            1985         1996
   First Street Technology Center           8,692            981            1984         1997
   Baytech Business Park                   38,088          3,975            1998         1997
   3571 North First Street                 15,577          1,346            1985         1997
   San Mateo Center I                      15,728          1,341            1986         1997
   Oakmead West Land A-G                   64,425          8,381            1998         1997
   San Mateo II & III                      27,201          2,725            1985         1997
   Hacienda West                           32,776          3,852            1987         1998
   Sunnyvale Technology Center             28,378          2,148       1971-1975         1998
   Clarify Corporate Center 1, 2, 3, 4     48,616          5,204            1999         1998
   Valley Technology Center 1, 2, 3,
                    4, 5, 6, 7             78,089          5,270            1998         1998
   Golden Gateway Commons                  76,244          7,436       1980-1984         1998
   Techmart Commerce Center                38,713          5,232            1987         1998
   Fremont Technology Park 1, 2, 3         20,362          2,189            1999         1998
   Mountain View Gateway Center            51,583            895            1998         2001

Denver, CO:
   Harlequin Plaza                         34,832          7,026            1981         1996
   Quebec Court I & II                     32,601          6,845       1979-1980         1996
   Quebec Centre                            8,571          1,832            1985         1996
   Dry Creek Corporate Center/1/           29,831            634       1999-2001         1998

Seattle, WA:
   Redmond East                            42,432          8,448       1988-1992         1996
   Redmond Hilltop B & C                   10,463          2,548            1998         1996
   Canyon Park                             34,658          6,350            1989         1997
   Willow Creek                             8,760          1,088            1981         1997
   Willow Creek Corp. Center 1, 2, 3,
           4, 5, 6                         46,451          9,315            1998         1997
   Canyon Park Commons 1, 2, 4             36,163          3,651       1988,2000         1997
   Canyon Point                             9,300            -               N/A         2000

Salt Lake City, UT:
   Sorenson Research Park                  33,246          4,795       1988-1997         1997
   Sorenson XI                              6,374            710            1999         1997
   Wasatch Corporate Center                19,322          2,362            1996         1997
   Wasatch Corporate Center 17, 18         14,247          2,228       1998-1999         1997
   Wasatch Corporate Center 16              2,385             -              N/A         1999
   Creekside/1/                            11,638            530            2001         2000

Chicago, IL:
   Parkway North I                         35,547          6,511       1986-1989         1996
   Unisys                                  56,973         10,011       1984-1985         1996

                 CarrAmerica Realty Corporation and Subsidiaries
  Schedule III: Real Estate and Accumulated Depreciation as of December 31, 2001

                                                                                                        Gross Amount at Which
(In thousands)                                          Initial Costs                 Costs           Carried at Close of Period
                                                   ----------------------------    Capitalized        --------------------------
                                                                 Buildings and     Subsequent to                    Building and
Properties                     Encumbrances          Land        Improvements      Acquisition/3/      Land        Improvements
---------------------------   ----------------     -----------   --------------    ----------------    ---------   --------------

   The Crossings                          -             5,268           34,215            3,900         5,289            38,094
   Bannockburn I & II                     -             3,448           22,928            4,764         3,472            27,668
   Bannockburn IV                         -             1,914           12,729              701         1,924            13,420

Austin, TX:
   City View Centre                       -             1,718           13,854            1,706         1,720            15,558
   City View Center                       -             1,890                -           13,713         2,106            13,497
   Braker Pointe/1/                       -             6,602                -           21,763         2,576            25,789
   Tower of the Hills                     -             1,633           13,625            1,355         1,634            14,979

Dallas, TX:
   Cedar Maple Plaza                      -             1,220           10,982            1,856         1,225            12,833
   Quorum North                           -             1,357            9,078            1,699         1,368            10,766
   Quorum Place                           -             1,941           14,234            1,937         1,954            16,158
   Tollway Plaza 1, 2                     -             2,960                -           47,739         3,959            46,740
   Tollway Plaza 3                        -             2,522                -              178         2,700                 -
   Royal Ridge IV & V                     -             6,586                -            1,015         7,601                 -
   Two Mission Park                       -               823            4,326            1,120           831             5,438
   Commons @ Las Colinas 1, 3             -             9,990                -           95,402        10,033            95,359
   5000 Quorum                            -             1,774           15,616            1,507         1,782            17,115

Phoenix, AZ:
   Qwest Communications              35,901            18,517           74,069              786        18,641            74,731

Portland, OR:
   Sunset Corporate Park                  -             4,932                -           13,566         4,507            13,991
   Rock Creek Corp Center                 -             2,614                -           15,980         2,575            16,019

Atlanta, GA:
   Glenridge                              -             1,423            4,871              478         1,292             5,480
   Century Springs West              18,718  /5/        1,642            7,646           (1,023)        1,280             6,985
   Holcomb Place                          -             1,419            4,574              347         1,421             4,919
   Midori                                 -             1,802            6,715            3,007         2,320             9,204
   Parkwood                               -             2,080           12,678            4,280         2,362            16,676
   Lakewood                               -             1,040            6,789              653         1,055             7,427
   The Summit                             -             2,237           15,027            1,238         2,241            16,261
   Spalding Ridge                         -             1,550            4,950            8,045         1,678            12,867
   2400 Lake Park Drive                   -               805            6,539            1,311           812             7,843
   680 Engineering Drive                  -               559            3,420              543           563             3,959
   Embassy Row                            -             7,916           36,907            6,223         7,959            43,087
   Embassy 100, 500                       -             4,328                -           28,843         4,351            28,820
   Waterford Centre                       -             1,110            7,737              694         1,115             8,426
   Forum/1/                               -             1,732                -            9,915             -            11,647

Boca Raton, FL:
   Peninsula Corporate Center             -             2,933                -            3,936         6,869                 -
                                    -------           -------          -------          -------       -------           -------

(In thousands)
                                             Accumulated       Date of       Year of
Properties                        Total     Depreciation    Construction   Acquisition
--------------------------     ---------   --------------  -------------  -------------
   The Crossings                 43,383            7,479            1985          1997
   Bannockburn I & II            31,140            5,265            1980          1997
   Bannockburn IV                15,344            2,177            1988          1997

Austin, TX:
   City View Centre              17,278            3,848            1985          1996
   City View Center              15,603            2,980            1998          1996
   Braker Pointe/1/              28,365              772            2001          1997
   Tower of the Hills            16,613            2,161            1986          1997

Dallas, TX:
   Cedar Maple Plaza             14,058            2,215            1985          1997
   Quorum North                  12,134            2,059            1983          1997
   Quorum Place                  18,112            3,270            1981          1997
   Tollway Plaza 1, 2            50,699            7,031            1998          1997
   Tollway Plaza 3                2,700                -             N/A          1997
   Royal Ridge IV & V             7,601                -             N/A          2000
   Two Mission Park               6,269            1,120            1983          1997
   Commons @ Las Colinas 1, 3   105,392            9,514            1999          1998
   5000 Quorum                   18,897            2,476            1984          1998

Phoenix, AZ:
   Qwest Communications          93,372           10,068            1988          1997

Portland, OR:
   Sunset Corporate Park         18,498            1,768            1999          1998
   Rock Creek Corp Center        18,594            1,762            1999          1998

Atlanta, GA:
   Glenridge                      6,772            1,171            1986          1996
   Century Springs West           8,265            1,427            1982          1996
   Holcomb Place                  6,340              914            1982          1996
   Midori                        11,524            1,600            1989          1996
   Parkwood                      19,038            3,496            1985          1996
   Lakewood                       8,482            1,411            1985          1996
   The Summit                    18,502            3,219            1986          1996
   Spalding Ridge                14,545            3,029            1998          1996
   2400 Lake Park Drive           8,655            1,521            1982          1997
   680 Engineering Drive          4,522              814            1985          1997
   Embassy Row                   51,046            8,163            1983          1997
   Embassy 100, 500              33,171            3,398       1998-1999          1997
   Waterford Centre               9,541            1,216            1985          1998
   Forum/1/                      11,647                -             N/A          2000

Boca Raton, FL:
   Peninsula Corporate Center     6,869                -             N/A         1997
                                -------          -------

                   CarrAmerica Realty Corporation and Subsidiaries
       Schedule III: Real Estate and Accumulated Depreciation as of
                            December 31, 2001

                                                                                        Costs
(In thousands)                                      Initial Costs                    Capitalized
                                              ---------------------------------
                                                                 Buildings and      Subsequent to
Properties                  Encumbrances          Land           Improvements        Acquisition/3/
------------------------  ---------------    ---------------    ---------------     ---------------
PROPERTY TOTALS                  473,288            677,077          1,446,743            852,114

Intercompany elimination               -                  -                  -            (39,368)
                          ---------------    ---------------    ---------------     ---------------
TOTAL                      $     473,288      $     677,077      $   1,446,743       $    812,746
                          ===============    ===============    ===============     ===============

                               Gross Amount at Which
(In thousands)               Carried at Close of Period
                        ----------------------------------
                                             Building and                      Accumulated        Date of        Year of
Properties                 Land              Improvements        Total         Depreciation     Construction    Acquisition
---------------------   --------------  ------------------   ------------   -----------------  --------------  --------------
PROPERTY TOTALS              692,988         2,282,946        2,975,934           479,801

Intercompany elimination         (46)          (39,322)         (39,368)           (2,107)
                        --------------  ------------------   ------------   -----------------
TOTAL                   $    692,942     $   2,243,624       $2,936,566     $     477,694
                        ==============  ==================   ============   =================

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

The aggregate cost for federal income tax purposes was approximately $2,483,444,000 at December 31, 2001.
The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                Real Estate Assets
                                                 ----------------------------------------------
(In thousands)                                       2001              2000            1999
------------------------------------------       ------------     -------------    ------------
Balance, beginning of period                     $2,909,604        $ 3,287,885      $3,401,088
    Discontinued operations                               -                  -         (56,471)
    Acquisitions                                     51,583             36,791          40,525
    Improvements                                     86,821            176,866         345,716
    Sales, retirements and write-offs              (111,442)          (591,938)       (442,973)
                                                 -----------      -------------    ------------
Balance, end of period                           $2,936,566        $ 2,909,604      $3,287,885
                                                 ===========      =============    ============

                                                            Accumulated Depreciation
                                                 ----------------------------------------------
(In thousands)                                       2001              2000            1999
------------------------------------------       -----------      -------------    ------------
Balance, beginning of period                     $  381,260         $  323,455      $  257,215
  Discontinued operations                                 -                  -         (11,264)
  Depreciation for the period                       107,557            110,052         114,388
  Sales, retirements and
   write-offs                                       (11,123)           (52,247)        (36,884)
                                                 -----------      -------------    ------------
Balance, end of period                           $  477,694         $  381,260      $  323,455
                                                 ===========      =============    ============

/1/ Under construction as of December 31, 2001. Construction costs are shown under building and improvements until completion. At completion, costs will be allocated between land and building and improvements.
/2/ We lease approximately 63,000 square feet of office space for our headquarters.
/3/ Costs capitalized are offset by retirements and writeoffs.
/4/ Secured by Sunnyvale Technology Center, Highland Corporate Center and
    Hacienda West.
/5/ Secured by Century Springs West, Glenridge, Midori, Lakewood and Parkwood. /6/ Secured by International Square, 1730 Pennsylvania Avenue and 1255 23rd
    Street.
                                       78