Form 10-Q
period 2002-03-31
CARRAMERICA REALTY CORP
filed 2002-05-10
CIK 893577

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED March 31, 2002
                                          --------------

                           COMMISSION FILE NO. 1-11706
                                               -------

                         CARRAMERICA REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                   52-1796339
-----------------------------------      ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                   1850 K Street, N.W., Washington, D.C. 20006
--------------------------------------------------------------------------------
               (Address or principal executive office) (Zip code)


        Registrant's telephone number, including area code (202) 729-1700
                                                           --------------


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


            Number of shares outstanding of each of the registrant's
                   classes of common stock, as of May 3, 2002:

            Common Stock, par value $.01 per share: 52,983,261 shares
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

              YES        X          NO _______
                      --------

                                      Index
                                      -----

                                                                                                   Page
                                                                                                   ----

Part I: Financial Information
-----------------------------

Item 1.  Financial Statements

         Consolidated balance sheets of CarrAmerica Realty Corporation and
         subsidiaries as of March 31, 2002 (unaudited) and December 31, 2001 ..............           4

         Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three months ended March 31, 2002 and 2001
         (unaudited) ......................................................................           5

         Consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the three months ended March 31, 2002 and 2001
         (unaudited) ......................................................................           6

         Notes to consolidated financial statements (unaudited) ...........................     7 to 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................................    12 to 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......................          21


Part II: Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K .................................................          22

                                     Part I
                                     ------

Item 1.  Financial Information
         ---------------------

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
     Consolidated Balance Sheets As Of March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                                                   March 31,        December 31,
(In thousands, except share amounts)                                                 2002               2001
                                                                                 ---------------    -------------
                                                                                     (unaudited)

Assets
------
Rental property:
       Land                                                                       $  649,001          $  647,747
       Buildings                                                                   1,864,888           1,857,775
       Tenant improvements                                                           369,558             362,736
       Furniture, fixtures and equipment                                               4,003               3,789
                                                                                 ---------------    -------------
                                                                                   2,887,450           2,872,047
       Less: Accumulated depreciation                                               (505,289)           (477,694)
                                                                                 ---------------    -------------
           Total rental property                                                   2,382,161           2,394,353

Land held for development or sale                                                     44,674              45,195
Construction in progress                                                              12,505              19,324
Cash and cash equivalents                                                             11,427               5,041
Restricted deposits                                                                    4,736               4,596
Accounts and notes receivable,net                                                     25,743              28,551
Investments in unconsolidated entities                                               121,065             118,479
Accrued straight-line rents                                                           69,684              66,781
Tenant leasing costs, net                                                             50,916              53,894
Deferred financing costs, net                                                          3,079               2,640
Prepaid expenses and other assets, net                                                34,188              30,688
                                                                                 ---------------    -------------
                                                                                  $2,760,178          $2,769,542
                                                                                 ===============    =============

Liabilities, Minority Interest, and Stockholders' Equity
--------------------------------------------------------

Liabilities:
       Mortgages and notes payable, net                                           $1,406,192          $1,399,230
       Accounts payable and accrued expenses                                          66,554              76,786
       Rents received in advance and security deposits                                30,885              32,326
                                                                                 ---------------    -------------
           Total liabilities                                                       1,503,631           1,508,342

Minority interest                                                                     79,598              83,393


Stockholders' equity:
       Preferred stock, $.01 par value, authorized 35,000,000 shares:
           Series A Cumulative Convertible Redeemable Preferred Stock,
                 80,000 shares issued and outstanding at December 31, 2001
                 with an aggregate liquidation preference of $2,000                        -                   1
           Series B, C, and D Cumulative Redeemable Preferred Stock,
                8,800,000 shares issued and outstanding with an aggregate
                liquidation preference of $400,000.                                       88                  88
       Common Stock, $.01 par value, authorized 180,000,000 shares issued and outstanding 52,759,888 shares at March 31, 2002 and
            51,965,066 shares at December 31, 2001.                                      528                 520
       Additional paid-in capital                                                  1,373,326           1,356,912
       Cumulative dividends in excess of net income                                 (196,993)           (179,714)
                                                                                 ---------------    -------------
           Total stockholders' equity                                              1,176,949           1,177,807
                                                                                 ---------------    -------------

Commitments and contingencies

                                                                                  $2,760,178          $2,769,542
                                                                                 ===============    =============

See accompanying notes to consolidated financial statements.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per share amounts)

                                                                                     2002            2001
                                                                                -------------   --------------
Operating revenues:
    Rental revenue:
         Minimum base rent                                                      $  108,243        $ 106,553
         Recoveries from tenants                                                    16,168           14,041
         Parking and other tenant charges                                            2,793            3,195
                                                                                -------------   --------------
           Total rental revenue                                                    127,204          123,789
     Real estate service revenue                                                     6,127           10,137
                                                                                -------------   --------------
           Total operating revenues                                                133,331          133,926
                                                                                -------------   --------------

Operating expenses:
    Property expenses:
         Operating expenses                                                         30,874           32,041
         Real estate taxes                                                          11,733            9,567
     Interest expense                                                               24,388           20,860
     General and administrative                                                     11,041           14,184
     Depreciation and amortization                                                  34,116           30,825
                                                                                -------------   --------------
           Total operating expenses                                                112,152          107,477
                                                                                -------------   --------------
           Real estate operating income                                             21,179           26,449
                                                                                -------------   --------------
Other (expense) income:
     Interest income                                                                   194            1,104
     Obligations under lease guarantees                                             (2,400)               -
     Equity in earnings of unconsolidated entities                                   2,043            3,354
                                                                                -------------   --------------
           Total other (expense) income                                               (163)           4,458
                                                                                -------------   --------------

           Income before income taxes, minority
           interest, and gain (loss) on sale of assets and other
           provisions, net                                                          21,016           30,907

Income taxes                                                                           (33)            (264)
Minority interest                                                                   (2,623)          (1,453)
Gain (loss) on sale of assets and other provisions, net                               (860)           1,076
                                                                                -------------   --------------
           Net income                                                           $   17,500        $  30,266
                                                                                =============   ==============
     Basic net income per common share                                          $     0.17        $    0.34
                                                                                =============   ==============

     Diluted net income per common share                                        $     0.17        $    0.32
                                                                                =============   ==============

See accompanying notes to consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------
(Unaudited and in thousands)

                                                                                              2002                2001
                                                                                         --------------      --------------
Cash flows from operating activities:
    Net income                                                                            $   17,500          $    30,266
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        34,116               30,825
         Minority interest                                                                     2,623                1,453
         Equity in earnings of unconsolidated entities                                        (2,043)              (3,354)
         Gain (loss) on sale of assets and other provisions, net                                 860               (1,076)
         Obligations under lease guarantees                                                    2,400                    -
         Provision for uncollectible accounts                                                  1,536                4,602
         Stock-based compensation                                                              1,064                  665
         Other                                                                                   523                  927
    Changes in assets and liabilities:
         Decrease in accounts receivable                                                       1,390                7,521
         Increase in accrued straight-line rents                                              (2,903)              (3,292)
         Additions to tenant leasing costs                                                    (1,514)              (3,752)
         Increase in prepaid expenses and other assets                                        (5,055)                (990)
         Decrease in accounts payable and accrued expenses                                   (12,632)             (26,506)
         (Decrease) increase in rent received in advance and security deposits                (1,441)               1,267
                                                                                         --------------      --------------
           Total adjustments                                                                  18,924                8,290
                                                                                         --------------      --------------
           Net cash provided by operating activities                                          36,424               38,556
                                                                                         --------------      --------------
Cash flows from investing activities:
    Acquisition and development of rental property                                            (7,552)              (5,887)
    Additions to land held for development or sale                                              (339)             (32,667)
    Additions to construction in progress                                                     (1,703)              (9,713)
    Payments on notes receivable                                                                   -               19,083
    Distributions from unconsolidated entities                                                 1,097                2,314
    Investments in unconsolidated entities                                                    (1,759)              (5,433)
    Acquisition of minority interest                                                          (3,371)                (665)
    (Increase) decrease in restricted deposits                                                  (140)               9,008
    Proceeds from sales of  properties                                                             -               98,328
                                                                                         --------------      --------------
           Net cash (used by) provided by investing activities                               (13,767)              74,368
                                                                                         --------------      --------------
Cash flows from financing activities:
    Repurchase of common stock                                                                     -             (104,492)
    Exercises of stock options                                                                15,710               13,339
    Proceeds from issuance of unsecured notes                                                394,496                    -
    Net (repayments) borrowings on unsecured credit facility                                (383,000)              53,000
    Deferred financing costs                                                                    (624)                   -
    Repayments of mortgages payable                                                           (5,023)             (11,063)
    Dividends and distributions to minority interests                                        (37,830)             (40,613)
                                                                                         --------------      --------------
           Net cash used by financing activities                                             (16,271)             (89,829)
                                                                                         --------------      --------------
           Increase in cash and cash equivalents                                               6,386               23,095
Cash and cash equivalents, beginning of the period                                             5,041               24,704
                                                                                         --------------      --------------
Cash and cash equivalents, end of the period                                              $   11,427          $    47,799
                                                                                         ==============      ==============
Supplemental disclosure of cash flow information:
    Cash paid for interest (net of capitalized interest of $872 and $1,792 or
         the three months ended March 31, 2002 and 2001, respectively)                    $   26,411          $    20,419
                                                                                         ==============      ==============
    Cash paid for income taxes                                                            $       11          $    25,670
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

         (d)      New Accounting Pronouncements

                  In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives from an amortization approach to an impairment-only approach. Adoption of SFAS No. 142 in January 2002 did not have a material effect on our financial statements.

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations buts extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Adoption of SFAS No. 144 in January 2002 did not have a material effect on our financial statements. However, in the event of a future asset sale, we would be required to reclassify portions of previously reported earnings to discontinued operations and to present assets as held for sale and the related liabilities separately in our consolidated balance sheets.

         (e)      Earnings Per Share

                  The following table sets forth information relating to the computations of our basic and diluted earnings per share:

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended                                 Three Months Ended
                                                  March 31, 2002                                     March 31, 2001
                                 ------------------------------------------------  -------------------------------------------------
(In thousands,                         Income          Shares        Per Share           Income          Shares         Per Share
  except per share amounts)         (Numerator)    (Denominator)       Amount         (Numerator)    (Denominator)       Amount
                                 --------------- ---------------- ---------------  --------------- ---------------- ----------------
Basic EPS                          $    8,952         52,326        $     0.17        $    21,617         63,186       $     0.34
                                                                   =============                                      ==============
Effect of Dilutive Securities
  Stock options                             -          1,430                                    -          1,419
  Convertible preferred stock               -             12                                    -              -
  Stock units                               -              -                                1,344          6,073
                                 --------------- ---------------- ---------------  --------------- ---------------- ----------------
Diluted EPS                        $    8,952         53,768        $     0.17        $    22,961         70,678       $     0.32
                                 =============== ================ ===============  =============== ================ ================

                  Net income has been reduced by preferred stock dividends of approximately $8,548,000 and approximately $8,649,000 for the three months ended March 31, 2002 and 2001, respectively.

                  The effects of convertible units in CarrAmerica Realty, L.P. and Carr Realty, L.P. and Series A Convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

         (f)      Reclassifications

                  Certain reclassifications of prior period amounts have been made to conform to the current period's presentation.

(3)      Obligations Under Lease Guarantees

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

         In the course of the bankruptcy proceedings, HQ Global has filed motions to reject two of these four leases. One lease is for space in San Jose, California. This lease is for approximately 22,000 square feet of space at two adjacent buildings and runs through October 2008. Total aggregate remaining payments under this lease as of February 1, 2002 were approximately $6.2 million (approximately $0.7 million of which is payable in 2002); however, our liability under this guarantee is limited to approximately $2.0 million. Although we have not yet determined the extent to which we will be able to mitigate any potential exposure we may have through subletting the space or otherwise, we have recognized an expense of $2.0 million, our maximum potential exposure under the guarantee, in the first quarter of 2002. As of March 31, 2002, we had not made any payments under this guarantee.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

         The second lease is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million (approximately $0.8 million of which is payable in 2002). In light of defenses against payment that may be available to us, we have not recognized any expense on this guarantee. As of March 31, 2002, we had not made any payments under this guarantee.

         HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.6 million, which liability reduces over the life of the lease until its expiration in September 2007. We have not accrued any expense as of March 31, 2002. As of March 31, 2002, we had not made any payments under this guarantee.

         The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million (approximately $0.6 million of which is payable in 2002). We are in negotiations with HQ Global with respect to this lease and are considering terms that would result in cash losses to us of up to $0.4 million. Based on the status of these negotiations, we have recognized an expense of $0.4 million under this guarantee in the first quarter of 2002. Any agreement with HQ Global will have to be approved by the bankruptcy court. Even if approved, there can be no assurance that we will not be required to recognize further expense or to make full payment under the guarantee. As of March 31, 2002, we had not made any payments under this guarantee.

(4)      Gain (Loss) on Sale of Assets and Other Provisions, Net

         We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. During the three months ended March 31, 2002, we did not dispose of any assets. We recognized an impairment loss of $0.9 million on a parcel of land held for development. During the three months ended March 31, 2001, we disposed of seven operating properties, one property under development and one parcel of land that was being held for development. We recognized a gain of $2.0 million, net of $2.0 million in income taxes. During that period, we also recognized an impairment loss of $0.9 million on a parcel of land held for development.

(5)      Segment Information

         Our reportable operating segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations. The real estate property operations segment includes the operation and management of rental properties. The development operations segment includes the development of new rental properties for us and for other companies. Our reportable segments offer different products and services and are managed separately because each requires different business strategies and management expertise.

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

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

         Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions.

         Operating results of our reportable segments and our other operations for the three months ended March 31, 2002 and 2001 are summarized and reconciled to net income for the applicable period as follows:

                                                        For the three months ended March 31, 2002
                                              ------------------------------------------------------------
                                               Real Estate

                                                 Property      Development       Other

(In millions)                                   Operations     Operations      Operations        Total
                                              -------------- --------------- --------------- -------------
Operating revenue                             $      127.2            2.7             3.4      $    133.3

Segment expense                                       42.6            2.0             9.0            53.6
                                              -------------- --------------- --------------- -------------
Net segment revenue (expense)                         84.6            0.7            (5.6)           79.7

Interest expense                                       8.3              -            16.1            24.4

Other income (expense), net                            5.2              -            (3.8)            1.4
                                              -------------- --------------- --------------- -------------
Funds from operations                         $       81.5            0.7           (25.5)           56.7
                                              ============== =============== ===============

Depreciation and amortization                                                                       (35.7)
                                                                                             -------------
Income from operations before minority interest
  and gain (loss) on sale of assets and other provisions, net                                        21.0
Minority interest and gain (loss) on sale of assets and
  other provisions, net                                                                              (3.5)
                                                                                             -------------
    Net income                                                                                 $     17.5
                                                                                             =============


                                                       For the three months ended March 31, 2001
                                              ------------------------------------------------------------
                                               Real Estate

                                                Property      Development        Other

(In millions)                                  Operations      Operations      Operations       Total
                                              -------------- --------------- --------------- -------------
Operating revenue                             $      123.8            6.2             3.9      $    133.9

Segment expense                                       41.7            1.5            12.9            56.1
                                              -------------- --------------- --------------- -------------
Net segment revenue (expense)                         82.1            4.7            (9.0)           77.8

Interest expense                                      11.1              -             9.8            20.9

Other income (expense), net                            7.0            0.2            (1.0)            6.2
                                              -------------- --------------- --------------- -------------
Funds from operations                         $       78.0            4.9           (19.8)           63.1
                                              ============== =============== ===============
Depreciation and amortization                                                                       (32.4)
                                                                                             -------------

Income from operations before minority interest
  and gain (loss) on sale of assets and other provisions net, net                                    30.7
Minority interest and gain (loss) on sale of assets and
  other provisions, net                                                                              (0.4)
                                                                                             -------------
    Net income                                                                                 $     30.3
                                                                                             =============

                 CARRAMERICA REALTY CORPORATION AND SUBSIDARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
--------------------------------------------------------------------------------

(6)  Supplemental Cash Flow Information

     In the first quarter of 2002, 80,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock were converted to shares of common stock.

     Our employees converted approximately $0.7 million and $0.8 million in units to 31,797 shares and 25,131 shares of common stock during the three months ended March 31, 2002 and 2001, respectively.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

                          Critical Accounting Policies

     Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. Our critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

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

     Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. areas). For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts by approximately $5.5 million in 2001 and by an additional $1.5 million in the first quarter of 2002.

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

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

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

Real Estate Property Operations

       Operating results of real estate property operations are summarized as follows:

               ----------------------------------------------------------------------------
                                                 For the three months ended      Variance
                                                                              -------------
                                                         March 31,               2002 vs.
                                              ---------------------------------
               (in millions)                        2002            2001           2001
                                                    ----            ----           ----
               Operating revenue                $  127.2        $  123.8          $  3.4
               Segment expense                      42.6            41.7             0.9
               Interest expense                      8.3            11.1            (2.8)
               Other income, net                     5.2             7.0            (1.8)
               ----------------------------------------------------------------------------

       Real estate operating revenues increased $3.4 million (2.7%) for the three months ended March 31, 2002 as compared to 2001. This increase resulted from development properties being placed in service and "same store" rental growth, partially offset by sold properties. Same store rental revenues grew by approximately 0.8% (approximately $1.0 million). This increase was due primarily to an increase in rental rates and stable occupancy in properties in the Washington, D.C. market, partially offset by declining occupancies and rents in other markets.

       Real estate operating expenses increased $0.9 million (2.2%) for the first quarter of 2002 as compared to the same period in 2001. This increase was due primarily to an increase in real estate taxes of $2.2 million and an addition to the provision for uncollectible accounts receivable of approximately $1.5 million due to tenant bankruptcies and collection issues. In 2001, the addition to the provision for uncollectible accounts for the first quarter was $4.6 million. Other expenses related to real estate property operations, including insurance, repairs and maintenance and utilities, increased $1.8 million in the first quarter of 2002 compared to the same period a year ago.

       Real estate interest expense decreased $2.8 million (25.2%) in the first quarter of 2002 as compared to the same period in 2001. This decrease was principally the result of the retirement of mortgages due to maturities or dispositions of related properties.

       Real estate other income decreased $1.8 million (25.7%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily the result of a decline of $1.1 million from equity in earnings of unconsolidated entities (excluding depreciation), primarily from reduced earnings from our investment in Carr Office Park, L.L.C. In June 2001, Carr Office Park, L.L.C. obtained third party financing on its properties resulting in increased interest expense.

       As a result of the economic climate in 2001, the real estate markets materially softened. Demand for office space declined significantly and vacancy rates increased in each of our core markets. During the first quarter of 2002, our core markets continued to be weak. As a result, occupancy in our portfolio of operating properties decreased to 93.9% at March 31, 2002, as compared to 95.3% at December 31, 2001 and 97.0% at March 31, 2001. Market rental rates have declined in most markets from peak levels. Rental rates on space that was re-leased in the first quarter of 2002 decreased an average of 5.2% compared to rates that were in effect under expiring leases.

       We expect vacancy rates to continue to increase in most of our markets although we expect that the rate of deterioration will slow in the latter half of the year. As a result, we expect occupancy levels in our portfolio to average approximately 93.0% for 2002.

Development Operations

       Operating results of development operations are summarized as follows:

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

               -------------------------------------------------------------------------------

                                                 For the three months ended      Variance
                                                                              ----------------
                                                         March 31,               2002 vs.
                                              ---------------------------------
               (in millions)                        2002            2001           2001
                                                    ----            ----           ----
               Operating revenue                  $  2.7           $  6.2         $ (3.5)
               Segment expense                       2.0              1.5            0.5
               Interest expense                        -                -              -
               Other income, net                       -              0.2           (0.2)
               -------------------------------------------------------------------------------

       Revenue from our development operations decreased $3.5 million (56.5%) for the first quarter of 2002 compared to the first quarter of 2001 primarily because we earned one-time incentive fees ($2.6 million) related to the development of properties during the first quarter of 2001.

       Operating expenses for our development operations increased $0.5 million (33.3%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 due to a decline in capitalized personnel and related costs as a result of development operations focus on third party activity in 2002.

Other Operations

       Operating results of other operations are summarized as follows:

               ---------------------------------------------------------------------------------
                                                 For the three months ended       Variance
                                                                              -----------------
                                                          March 31,               2002 vs.
                                               --------------------------------
               (in millions)                        2002            2001            2001
                                                    ----            ----            ----
               Operating revenue               $   3.4          $   3.9           $ (0.5)
               Segment expense                     9.0             12.9             (3.9)
               Interest expense                   16.1              9.8              6.3
               Other expense, net                  3.8              1.0              2.8
               ---------------------------------------------------------------------------------


       Revenues from our other operations decreased $0.5 million (12.8%) in the first quarter of 2002 as compared to the first quarter of 2001. The decrease in 2002 resulted primarily from declines in leasing fee revenue as a result of the increasing vacancies rates and reduced rental activity.

       Expenses of our other operations decreased $3.9 million (30.2%) in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The decrease was due primarily to the completion of portions of our internal process improvement efforts.

       Interest expense increased $6.3 million (64.2%) during the first quarter of 2002 compared to the first quarter of 2001 due primarily to higher debt levels partially offset by a decrease in short-term interest rates on variable rate debt.

       Other expense increased $2.8 million (280%) due primarily to the accrual of costs related to obligations under lease guarantees for HQ Global Workplaces, Inc.

Depreciation and Amortization

       Depreciation and amortization increased $3.3 million (10.7%) in the first quarter of 2002 compared to the first quarter of 2001. This increase was due primarily to development properties being placed into service, partially offset by dispositions of interests in properties.

Gain (Loss) on Sale of Assets and Other Provisions, Net

       We dispose of assets that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs. During the three months ended March 31, 2002, we did not dispose of any assets. We recognized an impairment loss of $0.9 million on a parcel of land that is held for development. During the three months ended March 31, 2001, we disposed of seven operating properties, one property

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

under development and one parcel of land that was being held for development. We recognized a gain of $2.0 million, net of $2.0 million in income taxes. During that period, we also recognized an impairment loss of $0.9 million on a parcel of land held for development.

Consolidated Cash Flows

       Consolidated cash flow information is summarized as follows:

               -----------------------------------------------------------------------------------------------
                                                                    For the three months ended    Variance
                                                                                                --------------
                                                                             March 31,            2002 vs.
                                                                  ----------------------------
               (in millions)                                           2002             2001         2001
                                                                       ----             ----         ----
               Cash provided by operating activities                $  36.4          $  38.6       $  (2.2)
               Cash (used by) provided by investing activities        (13.8)            74.4         (88.2)
               Cash used by financing activities                      (16.3)           (89.8)         73.5
               -----------------------------------------------------------------------------------------------

       Operations generated $36.4 million of net cash in 2002 compared to $38.6 million in 2001. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

       Our investing activities used net cash of $13.8 million in 2002 and provided net cash of $74.4 million in 2001. The decrease in net cash provided by investing activities in 2002 is due primarily to the fact that in 2001 we sold properties ($98.3 million) and received payment on a note receivable ($19.1 million). The effect of these transactions was partially offset by a reduction in acquisition of land held for development ($32.3 million), a decrease in development activities ($8.0 million) and a reduction in investment in unconsolidated entities ($3.7 million).

       Our financing activities used net cash of $16.3 million in 2002 and $89.8 million in 2001. The decrease in net cash used by financing activities in 2002 is due primarily to a suspension of our stock buyback program ($104.5 million). The effect of the reduced stock buyback activity was partially offset by lower net borrowings. We paid down $383.0 million on our line of credit facility in 2002 using proceeds from issuance of unsecured notes in January 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had approximately $11.4 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. In addition, we and our affiliates require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects can include such things as large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. Therefore, as a general matter, it is unlikely our cash balances would satisfy our liquidity needs. Instead, these needs must be met from cash generated from rental and real estate service revenue and external sources of capital.

         We derive substantially all of our revenue from tenants under existing leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversity of our tenant base (no tenant accounted for more than 5% of annualized revenue as of March 31, 2002) helps insulate us from the negative impact of tenant defaults and bankruptcies. However, general economic downturns, or economic downturns in one or more of our core markets, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these cases, our cash flow and therefore our ability to meet our capital needs would be adversely affected.

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

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

       We have three investment grade ratings. As of March 31, 2002, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody's Investor Service has assigned a negative outlook and its Baa2 rating to our prospective senior unsecured debt offerings and its Ba2 rating to our prospective cumulative preferred stock offerings. A downgrade in outlook or rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downturn could adversely affect our ability to obtain future financing or could increase costs of existing debt.

       Our total debt at March 31, 2002 was approximately $1.4 billion, of which $74.0 million (5.3%) bore a LIBOR-based floating interest rate. The interest rate on borrowings on our unsecured credit facility at March 31, 2002 was 2.6%. Our fixed rate mortgage payable debt bore an effective weighted average interest rate of 8.02% at March 31, 2002. The weighted average term of this debt is 6.6 years. At March 31, 2002, our debt represented 38.7% of our total market capitalization of $3.7 billion.

       Our primary external source of liquidity is our credit facility. We have a three-year $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the line an additional year at our option. The line carries an interest rate of 70 basis points over 30-day LIBOR. As of March 31, 2002, $74.0 million was drawn on the credit facility, $2.2 million in letters of credit were outstanding and we had $423.8 million available for borrowing.

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

       In January 2002, we issued $400.0 million of senior unsecured notes. The notes bear interest at 7.125% per annum payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. The notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

       Our senior unsecured notes also contain covenants with which we must comply. These include:

*  Limits on our total indebtedness on a consolidated basis;
*  Limits on our secured indebtedness on a consolidated basis; and
*  Limits on our required debt service payments.

       As a result of the economic climate in 2001, the real estate markets materially softened. Demand for office space declined significantly and vacancy rates increased in each of our core markets. During the first quarter of 2002, our core markets continued to be weak. As a result, occupancy in our portfolio of operating properties decreased to 93.9% at March 31, 2002, as compared to 95.3% at December 31, 2001 and 97.0% at March 31, 2001. Market rental rates have declined in most markets from peak levels. Rental rates on space that was re-leased in the first quarter of 2002 decreased an average of 5.2% in comparison to rates that were in effect under expiring leases.

       We expect vacancy rates to continue to increase in most of our markets although the rate of deterioration will slow in the latter half of the year. As a result, we expect occupancy levels in our portfolio to average approximately 93.0% for 2002.

       We will require capital for development projects currently underway and in the future. As of March 31, 2002, we had approximately 124,000 square feet of office space in two development projects in progress. Our total expected investment on these projects is $17.5 million. Through March 31, 2002, we had invested $10.9 million or 62.3% of the

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

total expected investment for these projects. We also have a residential project under development as part of a development project in a joint venture. Our total expected investment in the residential project is expected to be $20.0 million. As of March 31, 2002, we had invested $1.6 million in this project. As of March 31, 2002, we also had 1.0 million square feet of office space under construction in five projects in which we own minority interests. These projects are expected to cost $276.2 million, of which our total investment is expected to be approximately $81.0 million. Through March 31, 2002, approximately $132.3 million or 47.9% of total project costs had been expended on these projects. We have financed our investment in projects under construction at March 31, 2002 primarily from borrowings under our credit facility. We expect that this source and project-specific financing of selected assets will provide additional funds required to complete development and to finance the costs of additional projects.

     We also regularly incur expenditures in connection with the re-leasing of office space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We expect to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, draws on our line of credit. We believe that a significant portion of these expenditures is recouped in the form of continuing lease payments.

     In the future, if, as a result of general economic downturns, a rating downgrade or otherwise, our properties do not perform as expected, or we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to make required principal and interest payments or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating and debt service expenses and our regular quarterly dividends, our ability to expand our development activity or to fund additional development in our joint ventures could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In many cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transaction, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

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

     Our Board of Directors has authorized us to spend up to $325 million to repurchase our common shares, preferred shares and debt securities excluding the
9.2 million shares repurchased from Security Capital in November 2001 which were separately approved. Since the start of this program in mid-2000 through March 31, 2002, we have acquired approximately 8.7 million of our common shares for an aggregate purchase price of approximately $253.4 million. We do not currently anticipate repurchasing any common stock in 2002, although market conditions could cause us to reevaluate this determination at any time.

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

     Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. After the events of September 11, 2001, property and casualty insurance markets began to exclude terrorist acts as an insured peril for renewing policies. Although separate terrorist coverage for real estate is now available from a limited number of insurers, available limits, cost, and higher deductibles are a concern not only to us but also to our lenders. Trophy and high-rise properties are expected to be difficult to insure. Through our insurance broker, we are exploring various options for addressing the terrorism risk and will decide upon a method of risk management before our June 30, 2002 renewal date.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

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

     In the course of the bankruptcy proceedings, HQ Global has filed motions to reject two of these four leases. One lease is for space in San Jose, California. This lease is for approximately 22,000 square feet of space at two adjacent buildings and runs through October 2008. Total aggregate remaining payments under this lease as of February 1, 2002 were approximately $6.2 million (approximately $0.7 million of which is payable in 2002); however, our liability under this guarantee is limited to approximately $2.0 million. Although we have not yet determined the extent to which we will be able to mitigate any potential exposure we may have through subletting the space or otherwise, we have recognized an expense of $2.0 million, our maximum potential exposure under the guarantee, in the first quarter of 2002. As of March 31, 2002, we had not made any payments under this guarantee.

     The second lease is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million (approximately $0.8 million of which is payable in 2002). In light of defenses against payment that may be available to us, we have not recognized any expense on this guarantee. As of March 31, 2002, we had not made any payments under this guarantee.

     HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.6 million, which liability reduces over the life of the lease until its expiration in September 2007. We have not accrued any expense as of March 31, 2002. As of March 31, 2002, we had not made any payments under this guarantee.

     The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million (approximately $0.6 million of which is payable in 2002). We are in negotiations with HQ Global with respect to this lease and are considering terms that would result in cash losses to us of up to $0.4 million. Based on the status of these negotiations, we have recognized an expense of $0.4 million under this guarantee in the first quarter of 2002. Any agreement with HQ Global will have to be approved by the bankruptcy court. Even if approved, there can be no assurance that we will not be required to recognize further expense or to make full payment under the guarantee. As of March 31, 2002, we had not made any payments under this guarantee.

     We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity or cost method, as appropriate, and therefore, the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of March 31, 2002, we guaranteed $34.5 million of debt related to joint ventures and $5.2 million of debt related to a development project we have undertaken with a third party.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

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


         In addition to making investments in these ventures, we provide construction management, leasing, development and architectural and other services to them. We earned fees for these services of $2.1 million for the three months ended March 31, 2002 and $5.1 million for the three months ended March 31, 2001.

         We also earn fees for services provided to third party properties. Some members of our Board of Directors have ownership interests in these third party properties. During the first quarter of 2002 and 2001, we earned fees of $0.5 million and $0.8 million, respectively from properties in which members of our Board of Directors, Mr. A. J. Clark and Mr. O. Carr, had an interest.

         Other material related party transactions include general contracting and other services from Clark Enterprises, Inc., an entity in which one of our directors is the majority stockholder. We, including our unconsolidated affiliates, paid $4.1 million and $4.7 million in the first quarter of 2002 and 2001, respectively, to Clark Enterprises, Inc. for these services. Substantially all of the payments are related to our unconsolidated affiliates.

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

         The following table provides the calculation of our funds from operations for the periods presented:

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              -----------------------------
         (In thousands)                                                            2002           2001
                                                                              --------------  -------------
         Net income from continuing operations before minority interest           $   20,123  $  31,719
         Adjustments to derive funds from operations:

           Add depreciation and amortization                                          35,903     32,706
           Deduct:
             Minority interests' (non Unitholders) share of depreciation,

              amortization and net income                                               (226)      (282)

           (Gain) loss on sale of assets and other provisions, net                       860     (1,076)
                                                                                  ----------  ---------
         Funds from operations before allocations to the
           minority Unitholders                                                       56,660     63,067
         Less: Funds from operations allocable to the
                    minority Unitholders                                              (4,321)    (3,837)
                                                                                  ----------  ---------
         Funds from operations allocable to CarrAmerica

           Realty Corporation                                                         52,339     59,230

         Less: Preferred stock dividends                                              (8,548)    (8,649)
                                                                                  ----------  ---------
         Funds from operations allocable to common shareholders                   $   43,791  $  50,581
                                                                                  ==========  =========

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

         * National and local economic, business and real estate conditions that will, among other things, affect:
                 *  Demand for office properties
                 * The ability of the general economy to recover timely from the current economic conditions
                 *  The availability and creditworthiness of tenants
                 *  The level of lease rents
                 *  The availability of financing for both tenants and us;
         * Adverse changes in the real estate markets, including, among other things:
                 *  Competition with other companies, and
                 * Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);
         * Possible charges or payments resulting from our guarantees of certain leases of HQ Global Workplaces, Inc;
         * Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
         * Ability to maintain our status as a REIT for federal and state income tax purposes;
         *   Governmental actions and initiatives; and
         *   Environmental/safety requirements.

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

           Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Any significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2001 are summarized in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     Part II

OTHER INFORMATION
-----------------

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                10.1 Retirement agreement by and between CarrAmerica Realty Corporation and Richard F. Katchuk dated March 8, 2002.

                10.2 Change of control employment agreement by and between CarrAmerica Realty Corporation and Stephen E. Riffee dated April 1, 2002.

           (b)  Reports on Form 8-K

                Current Report on Form 8-K filed on January 11, 2002 regarding underwriting agreement between CarrAmerica Realty Corporation and J.P. Morgan Securities Inc. in connection with a proposed public offering of $400,000,000 of 7.125% Senior Notes due 2012.

                Current Report on Form 8-K filed on March 18, 2002 regarding lease guarantees given by CarrAmerica Realty Corporation for the benefit of HQ Global Workplaces, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY CORPORATION



/s/ Stephen E. Riffee
------------------------------------
Stephen E. Riffee, Chief Financial Officer, Controller/Treasurer


Date: May 10, 2002

                                  Exhibit Index

10.2 Retirement agreement by and between CarrAmerica Realty Corporation and Richard F. Katchuk dated March 8, 2002.

10.2 Change of control employment agreement by and between CarrAmerica Realty Corporation and Stephen E. Riffee dated April 1, 2002