Form 10-Q
period 2002-06-30
CARRAMERICA REALTY CORP
filed 2002-08-14
CIK 893577

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED June 30, 2002

                           COMMISSION FILE NO. 1-11706

                         CARRAMERICA REALTY CORPORATION
             (Exact name of registrant as specified in its charter)

           Maryland                                    52-1796339
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                   1850 K Street, N.W., Washington, D.C. 20006
               (Address or principal executive office) (Zip code)

        Registrant's telephone number, including area code (202) 729-1700

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

            Number of shares outstanding of each of the registrant's
                 classes of common stock, as of August 5, 2002:

            Common Stock, par value $.01 per share: 53,120,091 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                                  YES [X] NO[ ]

                                      Index

                                                                                                                  Page
                                                                                                                  ----
Part I:  Financial Information

Item 1.    Financial Statements

           Consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as
              of June 30, 2002 (unaudited) and December 31, 2001................................................       4

           Consolidated statements of operations of CarrAmerica Realty Corporation and
              subsidiaries for the three and six months ended June 30, 2002 and 2001 (unaudited)................       5

           Consolidated statements of cash flows of CarrAmerica Realty Corporation and
              subsidiaries for the  six months ended June 30, 2002 and 2001 (unaudited).........................       6

           Notes to consolidated financial statements (unaudited)............................................... 7 to 13

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................................14 to 24

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................................      25

Part II: Other Information

Item 4.    Submission of Matters to a Vote of Security Holders..................................................      26

Item 6.    Exhibits and Reports on Form 8-K.....................................................................      26

                                     Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
      Consolidated Balance Sheets As of June 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                                      June 30,    December 31,
(In thousands, except share amounts)                                    2002          2001
                                                                     ----------   ------------
                                                                     (unaudited)
Assets
Rental property:
   Land                                                              $  654,278    $  647,747
   Buildings                                                          1,875,922     1,857,775
   Tenant improvements                                                  373,338       362,736
   Furniture, fixtures and equipment                                      3,810         3,789
                                                                     ----------    ----------
                                                                      2,907,348     2,872,047
   Less: Accumulated depreciation                                      (529,311)     (477,694)
                                                                     ----------    ----------
      Total rental property                                           2,378,037     2,394,353
Land held for development or sale                                        45,082        45,195
Construction in progress                                                 12,005        19,324
Cash and cash equivalents                                                 4,547         5,041
Restricted deposits                                                       3,766         4,596
Accounts and notes receivable,net                                        19,028        28,551
Investments in unconsolidated entities                                  120,974       118,479
Accrued straight-line rents                                              71,822        66,781
Tenant leasing costs, net                                                50,061        53,894
Deferred financing costs, net                                             2,947         2,640
Prepaid expenses and other assets, net                                   32,033        30,688
                                                                     ----------    ----------
                                                                     $2,740,302    $2,769,542
                                                                     ==========    ==========
Liabilities, Minority Interest, and Stockholders' Equity
Liabilities:
   Mortgages and notes payable, net                                  $1,391,194    $1,399,230
   Accounts payable and accrued expenses                                 91,337        76,786
   Rents received in advance and security deposits                       26,470        32,326
                                                                     ----------    ----------
      Total liabilities                                               1,509,001     1,508,342
Minority interest                                                        80,622        83,393
Stockholders' equity:
   Preferred stock, $.01 par value, authorized 35,000,000 shares:
      Series A Cumulative Convertible Redeemable Preferred Stock,
         80,000 shares issued and outstanding at December 31, 2001
         with an aggregate liquidation preference of $2,000                  --             1
      Series B, C, and D Cumulative Redeemable Preferred Stock,
         8,217,120 and 8,800,000 shares issued and outstanding
         with an aggregate liquidation preference of $379,526
         and $400,000 at June 30, 2002 and Deecember 31, 2001,
         respectively                                                        82            88
   CommonStock, $.01 par value, authorized 180,000,000 shares issued and outstanding 53,116,238 shares at June 30,
      2002 and 51,965,066 shares at December 31, 2001                       531           520
   Additional paid-in capital                                         1,361,907     1,356,912
   Cumulative dividends in excess of net income                        (211,841)     (179,714)
                                                                     ----------    ----------
      Total stockholders' equity                                      1,150,679     1,177,807
                                                                     ----------    ----------
Commitments and contingencies                                        $2,740,302    $2,769,542
                                                                     ==========    ==========

See accompanying notes to consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

(Unaudited and in thousands, except per share amounts)

                                                                 Three Months Ended      Six Months Ended
                                                                      June 30,               June 30,
                                                                 -------------------   -------------------
                                                                   2002       2001       2002       2001
                                                                 --------   --------   --------   --------
Operating revenues:
   Rental revenue:
      Base rent                                                  $107,935   $105,802   $216,178   $212,012
      Recoveries from tenants                                      13,573     14,683     29,741     28,724
      Parking and other tenant charges                              2,511      3,338      5,304      6,876
                                                                 --------   --------   --------   --------
         Total rental revenue                                     124,019    123,823    251,223    247,612
   Real estate service revenue                                      5,488      9,703     11,615     19,840
                                                                 --------   --------   --------   --------
         Total operating revenues                                 129,507    133,526    262,838    267,452
                                                                 --------   --------   --------   --------
Operating expenses:
   Property expenses:
      Operating expenses                                           29,574     28,433     60,448     60,474
      Real estate taxes                                            11,297     10,050     23,030     19,617
   Interest expense                                                24,442     21,136     48,830     41,996
   General and administrative                                       8,077     11,718     19,118     25,902
   Depreciation and amortization                                   31,487     30,820     65,603     61,645
                                                                 --------   --------   --------   --------
         Total operating expenses                                 104,877    102,157    217,029    209,634
                                                                 --------   --------   --------   --------
         Real estate operating income                              24,630     31,369     45,809     57,818
                                                                 --------   --------   --------   --------
Other (expense) income:
   Interest income                                                    216      1,023        410      2,127
   Obligations under lease guarantees                              (6,293)        --     (8,693)        --
   Equity in earnings of unconsolidated entities                    2,202      3,674      4,245      7,028
                                                                 --------   -------    --------   --------
         Total other (expense) income                              (3,875)     4,697     (4,038)     9,155
                                                                 --------   --------   --------   --------
         Income before income taxes, minority interest, and
         gain  (loss) on sale of assets and other provisions,
         net                                                       20,755     36,066     41,771     66,973
Income taxes                                                          (61)      (408)       (94)      (672)
Minority interest                                                  (3,384)    (3,076)    (6,007)    (4,529)
Gain (loss) on sale of assets and other provisions, net             2,875        (22)     2,015      1,054
                                                                 --------   --------   --------   --------
         Net income                                              $ 20,185   $ 32,560   $ 37,685   $ 62,826
                                                                 ========   ========   ========   ========
   Basic net income per common share                             $   0.22   $   0.39   $   0.39   $   0.73
                                                                 ========   ========   ========   ========
   Diluted net income per common share                           $   0.21   $   0.38   $   0.38   $   0.71
                                                                 ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

(Unaudited and in thousands)

                                                                                 2002        2001
                                                                              ---------   ---------
Cash flows from operating activities:
   Net income                                                                 $  37,685   $  62,826
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                              65,603      61,645
      Minority interest                                                           6,007       4,529
      Equity in earnings of unconsolidated entities                              (4,245)     (7,028)
      Gain on sale of assets and other provisions, net                           (2,015)     (1,054)
      Obligations under lease guarantees                                          8,693          --
      Provision for uncollectible accounts                                        3,071       4,703
      Stock-based compensation                                                    2,262       1,469
      Other                                                                         796         264
   Changes in assets and liabilities:
      Decrease in accounts receivable                                             6,664      16,140
      Increase in accrued straight-line rents                                    (5,132)     (5,417)
      Additions to tenant leasing costs                                          (5,497)     (5,519)
      Increase in prepaid expenses and other assets                              (2,399)     (7,866)
      Increase (decrease) in accounts payable and accrued expenses                5,132     (32,221)
      (Decrease) increase in rent received in advance and security deposits      (5,856)      1,279
                                                                              ---------   ---------
         Total adjustments                                                       73,084      30,924
                                                                              ---------   ---------
         Net cash provided by operating activities                              110,769      93,750
                                                                              ---------   ---------
Cash flows from investing activities:
   Acquisition and development of rental property                               (34,598)    (16,207)
   Additions to land held for development or sale                                (1,205)    (34,840)
   Additions to construction in progress                                         (2,581)    (19,215)
   Payments on notes receivable                                                      --      16,539
   Distributions from unconsolidated entities                                     5,490      89,616
   Investments in unconsolidated entities                                        (4,065)    (10,440)
   Acquisition of minority interest                                              (3,371)     (3,289)
   Decrease in restricted deposits                                                  830      32,194
   Proceeds from sales of  properties                                            10,699     100,474
                                                                              ---------   ---------
         Net cash (used by) provided by investing activities                    (28,801)    154,832
                                                                              ---------   ---------
Cash flows from financing activities:
   Repurchase of common stock                                                        --    (119,210)
   Repurchase of preferred stock                                                (20,672)         --
   Exercises of stock options                                                    24,960      16,082
   Proceeds from issuance of unsecured notes                                    394,496          --
   Net repayments on unsecured credit facility                                 (369,000)    (86,000)
   Deferred financing costs                                                        (689)         --
   Proceeds from mortgages                                                           --      26,628
   Repayments of mortgages payable                                              (36,334)    (15,502)
   Dividends and distributions to minority interests                            (75,223)    (80,802)
                                                                              ---------   ---------
         Net cash used by financing activities                                  (82,462)   (258,804)
                                                                              ---------   ---------
         Decrease in cash and cash equivalents                                     (494)    (10,222)
Cash and cash equivalents, beginning of the period                                5,041      24,704
                                                                              ---------   ---------
Cash and cash equivalents, end of the period                                  $   4,547   $  14,482
                                                                              =========   =========
Supplemental disclosure of cash flow information:
   Cash paid for interest (net of capitalized interest of $1,905 and $3,837
      for the six months ended June 30, 2002 and 2001, respectively)          $  35,845   $  49,207
                                                                              =========   =========
   Cash paid for income taxes                                                 $     460   $  25,681
                                                                              =========   =========

See accompanying notes to consolidated financial statements.

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unauditied)
--------------------------------------------------------------------------------

(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Business

          We are a fully integrated, self-administered and self-managed publicly traded real estate investment trust ("REIT"), organized as a corporation under the laws of Maryland. We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected suburban markets across the United States.

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

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Adoption of SFAS No. 144 in January 2002 did not have a material effect on our financial statements. However, in the event we sell properties in the future where we have limited or no continuing involvement with the property after such sale we would be required to reclassify portions of previously reported earnings to discontinued operations. We are also required to present assets held for sale and the related liabilities separately in our consolidated balance sheets if we meet the applicable criteria of SFAS No. 144.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                    Note to Consolidated Financial Statement
                                  (Unaudited)
--------------------------------------------------------------------------------

     (e)  Earnings Per Share

          The following table sets forth information relating to the computations of our basic and diluted earnings per share:

                                                    Three Months Ended                           Three Months Ended
                                                      June 30, 2002                                June 30, 2001
                                          --------------------------------------   ---------------------------------------
          (In thousands,                     Income       Shares       Per Share     Income          Shares      Per Share
             except per share amounts)    (Numerator)  (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                          ----------   -------------   ---------   -----------   -------------   ---------
          Basic EPS                         $11,668       53,015         $0.22       $23,815        61,840         $0.39
                                                                         =====                                     =====
          Effect of Dilutive Securities
             Stock options                       --        1,301                          --         1,200
                                            -------       ------                     -------        ------
          Diluted EPS                       $11,668       54,316         $0.21       $23,815        63,040         $0.38
                                            =======       ======         =====       =======        ======         =====

                                                  Six Months Ended                              Six Months Ended
                                                    June 30, 2002                                June 30, 2001
                                            ---------------------------------------   ---------------------------------------
          (In thousands,                       Income        Shares       Per Share     Income          Shares      Per Share
            except per share amounts)       (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)    Amount
                                            -----------   -------------   ---------   -----------   -------------   ---------
          Basic EPS                           $20,620        52,672         $0.39       $45,432         62,509        $0.73
                                                                            =====                                     =====
          Effect of Dilutive Securities
            Stock options                          --         1,285                          --          1,340
            Convertible preferred stock            --             6                          --             --
            Convertible partnership units          --            --                       4,304          6,068
                                             --------        ------                     -------          -----
          Diluted EPS                        $ 20,620        53,963         $0.38       $49,736         69,917        $0.71
                                             ========        ======         =====       =======         ======        =====

          Net income has been reduced by preferred stock dividends of approximately $8,517,000 and $8,745,000 for the three months ended June 30, 2002 and 2001, respectively and approximately $17,065,000 and $17,394,000 for the six months ended June 30, 2002 and 2001, respectively.

          The effects of convertible units in CarrAmerica Realty, L.P. and Carr Realty, L.P. and Series A Convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

     (f)  Derivative Financial Instruments

          We manage our capital structure to reflect a long-term investment approach, generally seeking to match the stable return nature of our assets with fixed interest rate liabilities. We also utilize floating rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize.

          At times, our mix of variable and fixed-rate debt may not suit our needs. At those times, we may enter into interest rate swaps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We either will hedge our variable-rate debt to give it a fixed interest rate or hedge fixed-rate debt to give it a variable interest rate.

          On May 8, 2002, we entered into an interest rate swap with JP Morgan Chase and Bank of America, hedging $150.0 million of senior unsecured notes due July 2004. The interest rate swap matures at the same time the notes are due. The swap qualifies as a fair value hedge. Net quarterly settlement payments are recognized as an increase or decrease to interest expense. The fair value of the interest rate swap is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of June 30, 2002, the fair value of the interest rate swap was

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                    Note to Consolidated Financial Statement
                                  (Unaudited)
--------------------------------------------------------------------------------

          approximately $1.7 million. We recognized a credit to interest expense for the three months ended June 30, 2002 of approximately $507,000 related to the swap.

     (g)  Reclassifications

          Certain reclassifications of prior period amounts have been made to conform to the current period's presentation.

(3)  Obligations Under Lease Guarantees

     On March 13, 2002, HQ Global Workplaces, Inc. (HQ Global) filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. During 1997 and 1998, to assist HQ Global as it grew its business, we provided guarantees of HQ Global's performance under four office leases that it signed. To our knowledge, all monthly rent payments were made by HQ Global under two of these leases through January 2002, and rental payments under the other two leases were made through February 2002. As a result, we may be liable to the lessors with respect to payments due under two of these leases from and after February 2002 and under the other two leases from and after March 2002.

     On June 1, 2000, we, along with HQ Global, VANTAS Incorporated (VANTAS) and FrontLine Capital Group (FrontLine), consummated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interest in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. In connection with these transactions, FrontLine agreed to indemnify us against any losses incurred with respect to guarantees of the four office leases. However, on June 12, 2002, FrontLine also filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws, and therefore it is unlikely that we will recover any resulting losses from FrontLine under this indemnity.

     In the course of its bankruptcy proceedings, HQ Global has filed motions to reject two of these four leases. One lease is for space in San Jose, California. This lease is for approximately 22,000 square feet of space at two adjacent buildings and runs through October 2008. Total aggregate remaining lease payments under this lease as of February 1, 2002 were approximately $6.2 million (approximately $0.7 million of which is payable in 2002); however, our liability under this guarantee is limited to approximately $2.0 million. As of June 30, 2002, we have reached an agreement in principal with the landlord of this lease pursuant to which we would pay $1.75 million in full satisfaction of the guarantee. We recognized an expense for the full amount of our exposure under this guarantee in the first quarter of 2002; accordingly, we reduced the obligation recognized relating to this lease in the second quarter to $1.75 million.

     The second lease that was rejected by HQ Global is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million (approximately $0.8 million of which is payable in 2002). In June 2002, we received a demand for payment of the full amount of the guarantee. However, we believe that we have defenses to payment under this guarantee available to us and joined with HQ Global in filing suit on July 24, 2002 in HQ Global's bankruptcy proceedings asking the bankruptcy court to declare that the lease was terminated by the landlord of the sublease not later than February 28, 2002. On July 26, 2002, the landlord under the sublease filed suit in federal court in New York seeking payment from us under this guarantee. In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of June 30, 2002, we had not made any payments under this guarantee.

     HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.6 million, which liability reduces over the life of the lease until its expiration in September 2007. We have not accrued any expense related to this guarantee as of June 30, 2002. As of June 30, 2002, we had not made any payments under this guarantee.

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                    Note to Consolidated Financial Statement
                                  (Unaudited)
--------------------------------------------------------------------------------

     The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million (approximately $0.6 million of which is payable in 2002). We initially recognized an expense of $0.4 million under this guarantee in the first quarter of 2002 based on a tentative agreement with HQ Global under which HQ Global would not reject this lease obligation and we would fund HQ Global's operating losses at this location for a limited period of time. Due to deteriorating conditions in the local commercial real estate market, HQ Global subsequently determined that the tentative agreement was not in its best interest. HQ Global has now indicated to us that it intends to reject this lease unless its rent under this lease is reduced to current market rates. However, we entered into an agreement with HQ Global as of June 30, 2002 to fund operating losses at this location up to an aggregate amount of $130,000 in exchange for HQ Global forbearing from rejecting this lease until September 15, 2002, or if it obtains from the bankruptcy court an extension of time within which to reject leases, November 1, 2002. Based on these changed circumstances, we have increased our provision for loss under this guarantee to $6.9 million in the second quarter of 2002. This represents the amount we have determined to be our likely exposure under this guarantee as of June 30, 2002; however, there can be no assurance that we will not be required to further increase our provision or make cash payments related to this guarantee in future periods up to, in the aggregate, the full amount of the guarantee. We are currently exploring options to mitigate our exposure under this guarantee, including having the lease assigned to us and then subletting the space back to HQ Global or others. As of June 30, 2002, we had not made any payments under this guarantee.

(4)  Gain (Loss) on Sale of Assets and Other Provisions, Net

     We generally dispose of assets that are inconsistent with our long-term strategic or return objectives. During the three months ended June 30, 2002, we disposed of one operating property, recognizing a gain of $3.3 million. We continue to manage the property under a two-year management agreement and, accordingly, the operating results of the property and the gain on sale are not classified as discontinued operations. We recognized impairment losses of $0.4 million on two parcels of land held for development during the three months ended June 30, 2002. During the three months ended June 30, 2001, we disposed of a parcel of land that was being held for development. The loss recognized on this transaction was immaterial.

     During the six months ended June 30, 2002, we disposed of one operating property, recognizing a gain of $3.3 million. We recognized impairment losses of $1.3 million on three parcels of land held for development. During the six months ended June 30, 2001, we disposed of seven operating properties, one property under development and two parcels of land held for development. We recognized a gain of $2.0 million, net of taxes of $2.0 million. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the six months ended June 30, 2001.

(5)  Segment Information

     Our reportable operating segments are real estate property operations and development operations. Other business activities and operating segments that are not reportable are included in other operations. The real estate property operations segment includes the operation and management of rental properties (except for those properties managed for affiliates or third parties). The development operations segment includes the development of new rental properties for us and for other companies. Our reportable segments offer different products and services and are managed separately because each requires different business strategies and management expertise.

     Our operating segments' performance is measured using funds from operations. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

          . Net income - computed in accordance with accounting principles generally accepted in the United States of America (GAAP);

          . Less gains (or plus losses) from sales of operating properties and items that are classified as extraordinary items under GAAP;

          . Plus depreciation and amortization of assets uniquely significant to the real estate industry;

                CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                    Note to Consolidated Financial Statement
                                  (Unaudited)
--------------------------------------------------------------------------------

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

     Operating results of our reportable segments and our other operations for the three and six months ended June 30, 2002 and 2001 are summarized and reconciled to net income for the applicable period as follows:

                                        For the three months ended June 30, 2002
                                     ----------------------------------------------
                                     Real Estate
                                      Property     Development     Other
     (In millions)                   Operations    Operations   Operations   Total
                                     ----------------------------------------------
     Operating revenue                  $124.0         1.8           3.7     $129.5
     Segment expense                      40.8         2.1           6.1       49.0
                                        ------        ----         -----     ------
     Net segment revenue (expense)        83.2        (0.3)         (2.4)      80.5
     Interest expense                      8.3          --          16.1       24.4
     Other income (expense), net           5.1          --          (7.6)      (2.5)
                                        ------        ----         -----     ------
     Funds from operations              $ 80.0        (0.3)        (26.1)      53.6
                                        ======        ====         =====

     Depreciation and amortization                                            (32.8)
                                                                             ------
     Income from operations before
        minority interest, income
        taxes and gain (loss) on
        sale of assets and other
        provisions, net                                                        20.8
     Minority interest, income
        taxes and gain (loss) on
        sale of assets and other
        provisions, net                                                        (0.6)
                                                                             ------
           Net income                                                        $ 20.2
                                                                             ======

                                         For the three months ended June 30, 2001
                                     -----------------------------------------------
                                     Real Estate
                                      Property     Development     Other
     (In millions)                   Operations     Operations   Operations    Total
                                     -----------   -----------   ----------   ------
     Operating revenue                  $123.8         4.6            5.1     $133.5
     Segment expense                      38.4         1.1           10.4       49.9
                                        ------         ---          -----     ------
     Net segment revenue (expense)        85.4         3.5           (5.3)      83.6
     Interest expense                     11.3          --            9.8       21.1
     Other income (expense), net           5.4         0.1           (0.3)       5.2
                                        ------         ---          -----     ------
     Funds from operations              $ 79.5         3.6          (15.4)      67.7
                                        ======         ===          =====
     Depriciation and amortization                                             (31.6)
                                                                              ------
     Income from operations before
        minority interest, income
        taxes and gain (loss) on
        sale of assets and other
        provisions net, net                                                     36.1
     Minority interest, income
        taxes and gain (loss) on
        sale of assets and other
        provisions, net                                                         (3.5)
                                                                              ------
           Net income                                                         $ 32.6
                                                                              ======

                 CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                         For the six months ended June 30, 2002
                                                    -----------------------------------------------
                                                    Real Estate
                                                      Property    Development     Other
(In millions)                                        Operations    Operations   Operations    Total
                                                    -----------   -----------   ----------   ------
Operating revenue                                      $251.2         4.5           7.1      $262.8
Segment expense                                          83.4         4.1          15.1       102.6
                                                       ------         ---         -----      ------
Net segment revenue (expense)                           167.8         0.4          (8.0)      160.2
Interest expense                                         16.6          --          32.2        48.8
Other income (expense), net                              10.3          --         (11.4)       (1.1)
                                                       ------         ---         -----      ------
Funds from operations                                  $161.5         0.4         (51.6)      110.3
                                                       ======         ===         =====
Depreciation and amortization                                                                 (68.5)
                                                                                             ------
Income from operations before minority interest,
   income taxes and gain (loss) on sale of assets
   and other provisions net, net                                                               41.8
Minority interest, income taxes and gain (loss)
   on sale of assets and other provisions, net                                                 (4.1)
                                                                                             ------
                                                                                             $ 37.7
                                                                                             ======

                                                         For the six months ended June 30, 2001
                                                    -----------------------------------------------
                                                    Real Estate
                                                      Property    Development     Other
(In millions)                                        Operations    Operations   Operations    Total
                                                    -----------   -----------   ----------   ------
Operating revenue                                      $247.6        10.8           9.0      $267.4
Segment expense                                          80.1         2.6          23.0       105.7
                                                       ------         ---         -----      ------
Net segment revenue (expense)                           167.5         8.2         (14.0)      161.7
Interest expense                                         22.4          --          19.6        42.0
Other income (expense), net                              12.4         0.3          (1.4)       11.3
                                                       ------         ---         -----      ------
Funds from operations                                  $157.5         8.5         (35.0)      131.0
                                                       ======         ===         =====
Depreciation and amortization
                                                                                              (64.0)
                                                                                             ------
Income from operations before minority interest
   and gain (loss) on sale of assets and other
   provisions, net                                                                             67.0
Minority interest, income taxes and gain (loss)
   on sale of assets and other provisions, net                                                 (4.2)
                                                                                             ------
      Net income                                                                             $ 62.8
                                                                                             ======

(6)  Supplemental Cash Flow Information

     In the first quarter of 2002, 80,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock were converted to shares of common stock, retiring all remaining shares of Series A Cumulative Convertible Redeemable Preferred Stock.

     Our employees converted approximately $0.7 million and $0.8 million in units to 31,797 shares and 25,131 shares of common stock during the six months ended June 30, 2002 and 2001, respectively.

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

(7)  Subsequent Events

     On August 8, 2002, we called 4,000,000 shares of our Series B Cumulative Redeemable Preferred Stock for redemption. The redemption date is September 7, 2002. The Series B Preferred Stock will be redeemed at a redemption price of $25.00 per share plus $0.041201 per share in accrued and unpaid dividends for the period September 1, 2002 through and including the redemption date, without interest. This will result in a cash expenditure of approximately $100.2 million in September 2002, which we expect to fund by drawing down on our $500 million unsecured credit facility.

     Our unsecured credit facility contained a financial covenant requiring us to maintain at least $1.1 billion of tangible net worth (as defined by the facility). After giving effect to the proposed redemption of our Series B Preferred Stock, we would have been in violation of that covenant. Therefore, we sought and the banks agreed to on July 29, 2002 an amendment to the facility, reducing the minimum tangible net worth requirement to $
     800.0 million.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

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

          Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. areas). For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts (and related straight-line rent adjustments) by approximately $5.5 million in 2001 and by an additional $3.1 million in the first half of 2002.

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

          Our operating segments' performance is measured using funds from operations. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

..    Net income - computed in accordance with accounting principles generally accepted in the United States of America (GAAP);
..    Less gains (or plus losses) from sales of operating properties and items that are classified as extraordinary items under GAAP;
..    Plus depreciation and amortization of assets uniquely significant to the real estate industry;
..    Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

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

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

Real Estate Property Operations

          Operating results of real estate property operations are summarized as follows:

===============================================================================================
                    For the three months ended   Variance   For the six months ended   Variance
                             June 30,            --------           June 30,           --------
                    --------------------------   2002 vs.   ------------------------   2002 vs.
(in millions)              2002     2001           2001           2002     2001          2001
                          ------   ------        --------        ------   ------       --------
Operating revenue         $124.0   $123.8         $ 0.2          $251.2   $247.6        $ 3.6
Segment expense             40.8     38.4           2.4            83.4     80.1          3.3
Interest expense             8.3     11.3          (3.0)           16.6     22.4         (5.8)
Other income, net            5.1      5.4          (0.3)           10.3     12.4         (2.1)
===============================================================================================

          Real estate operating revenues increased $0.2 million (0.2%) for the three months ended June 30, 2002 as compared to 2001. This increase resulted from development properties being placed in service, partially offset by higher vacancy rates and sold properties. Same store rental revenues declined by approximately 1.8% (approximately $2.2 million). This decrease was due primarily to increases in vacant space and declining rental rates in most of our markets.

          Real estate operating revenues increased $3.6 million (1.5%) for the six months ended June 30, 2002 as compared to 2001. This increase was attributable to the factors mentioned. Same store rental revenues declined by $1.2 million (0.5%). This decrease was due primarily to the factors mentioned above.

          Real estate operating expenses increased $2.4 million (6.3%) for the second quarter of 2002 as compared to the same period in 2001. This increase was due primarily to an increase in real estate taxes of $1.2 million and higher bad debt expense of approximately $1.5 million due to tenant bankruptcies and collection issues. In 2001, the addition to the provision for uncollectible accounts for the second quarter was $0.1 million.

          Real estate operating expenses increased $3.3 million (4.1%) for the six months ended June 30, 2002 as compared to 2001. This increase was primarily attributable to higher real estate taxes of $3.4 million and insurance of $1.5 million partially offset by a lower provision of uncollectible accounts of $1.6 million.

          Real estate interest expense decreased $3.0 million (26.5%) in the second quarter of 2002 as compared to the same period in 2001. This decrease was principally the result of the retirement of mortgages due to maturities or dispositions of related properties. For the first six months of 2002, real estate interest expense decreased $5.8 million (25.9%) due to the same factors.

          Real estate other income decreased $0.3 million (5.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily the result of a decline of $1.5 million from equity in earnings of unconsolidated entities (excluding depreciation), principally from reduced earnings from our investment in Carr Office Park, L.L.C. Carr Office Park, L.L.C. obtained third party financing on its properties in June 2001, resulting in increased interest expense and therefore reduced earnings. This decrease in earnings from unconsolidated entities was partially offset by an increase in depreciation expense, which is added back for funds from operations purposes, of $1.2 million from equity investments. Real estate other income decreased $2.1 million (16.9%) for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 for the reason mentioned above.

          As a result of the economic climate in 2001, the real estate markets materially softened. Demand for office space declined significantly and vacancy rates increased in each of our core markets. During the first half of 2002, our core markets continued to weaken and we expect them to remain weak though the balance of the year. As a result, occupancy in our portfolio of operating properties decreased to 93.6% at June 30, 2002, as compared to 93.9% at March 31, 2002 and 97.2% at June 30, 2001. We expect occupancy levels in our portfolio to average approximately 93.0% for 2002. Market rental rates have declined in most markets from peak levels. Rental rates on space that was re-leased in the first half of 2002 decreased an average of 6.2% in comparison to rates that were in effect under expiring leases.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

Development Operations

         Operating results of development operations are summarized as follows:

===============================================================================================
                    For the three months ended   Variance   For the six months ended   Variance
                             June 30,            --------           June 30,           --------
                    --------------------------   2002 vs.   ------------------------   2002 vs.
(in millions)              2002     2001           2001           2002     2001          2001
                          ------   ------        --------        ------   ------       --------
Operating revenue          $1.8     $4.6          $(2.8)          $4.5     $10.8        $(6.3)
Segment expense             2.1      1.1            1.0            4.1       2.6          1.5
Interest expense             --       --             --             --        --           --
Other income, net            --      0.1           (0.1)            --       0.3         (0.3)
===============================================================================================

          Revenue from our development operations decreased $2.8 million (60.9%) for the second quarter of 2002 compared to the second quarter of 2001 primarily because we earned one-time incentive fees ($2.6 million) related to the development of properties in the second quarter of 2001. For the six months ended June 30, 2002, revenue from our development operations decreased $6.3 million (58.3%), largely for the same reason.

          Operating expenses for our development operations increased $1.0 million (90.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 due to a decline in capitalized personnel and related costs as a result of development operations' focus on third party activity in 2002. Operating expenses for our development operations increased $1.5 million (57.7%) for the first half of 2002 compared to the first half of 2001 for the same reason.

Other Operations

          Operating results of other operations are summarized as follows:

===============================================================================================
                    For the three months ended   Variance   For the six months ended   Variance
                             June 30,            --------           June 30,           --------
                    --------------------------   2002 vs.   ------------------------   2002 vs.
(in millions)              2002     2001           2001           2002     2001          2001
                          ------   ------        --------        ------   ------       --------
Operating revenue         $ 3.7    $ 5.1          $(1.4)         $ 7.1    $ 9.0         $(1.9)
Segment expense             6.1     10.4           (4.3)          15.1     23.0          (7.9)
Interest expense           16.1      9.8            6.3           32.2     19.6          12.6
Other expense, net         (7.6)    (0.4)          (7.2)         (11.4)    (1.4)        (10.0)
===============================================================================================

          Revenues from our other operations decreased $1.4 million (27.5%) in the second quarter of 2002 as compared to the second quarter of 2001. The decrease in 2002 resulted primarily from declines in leasing fee revenue as a result of the increasing vacancy rates and reduced rental activity in properties we manage for affiliates and third parties. For the six months ended June 30, 2002, revenues from our other operations decreased $1.9 million (21.1%) as compared to the same period a year ago for the same reason.

          Expenses of our other operations decreased $4.3 million (41.3%) in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease was due primarily to the completion of portions of our internal process improvement efforts and increased allocations of technology-related and other expenses to the operating properties. Expenses of our other operations decreased $7.9 million (34.3%) for the first half of 2002 compared to the first half of 2001 for the same reasons.

         Interest expense increased $6.3 million (64.3%) during the second quarter of 2002 compared to the second quarter of 2001 due primarily to higher debt levels partially offset by a decrease in short-term interest rates on variable rate debt. Interest expense increased $12.6 million (64.3%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 due to higher debt levels.

          Other expense increased $7.2 million for the second quarter of 2002 compared to the second quarter of 2001. Other expense increased $10.0 million for the six months ended June

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

30, 2001. These increases were due primarily to the accrual of costs related to potential obligations under lease guarantees for HQ Global Workplaces, Inc.

Depreciation and Amortization

          Depreciation and amortization increased $1.2 million (3.8%) in the second quarter of 2002 compared to the second quarter of 2001. This increase was due primarily to development properties being placed into service, partially offset by dispositions of interests in properties. For the six months ended June 30, 2002, depreciation and amortization increased $4.5 million (7.0%) from the six months ended June 30, 2001 for the same reasons.

Gain (Loss) on Sale of Assets and Other Provisions, Net

          We generally dispose of assets that are inconsistent with our long-term strategic or return objectives. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs. During the three months ended June 30, 2002, we disposed of one operating property, recognizing a gain of $3.3 million. We continue to manage the property under a two-year management agreement and, accordingly, the operating results of the property and the gain on sale are not classified as discontinued operations. We recognized an impairment loss on $0.4 million on a parcel of land that is held for development during the three months ended June 30, 2002. During the three months ended June 30, 2001, we disposed of a parcel of land held for development. The loss recognized on this transaction was immaterial.

          During the six months ended June 30, 2002, we disposed of one operating property mentioned above and recognized impairment losses of $1.3 million on two parcels of land that is held for development. During the six months ended June 30, 2001, we disposed of seven operating properties, one property under development and two parcels of land that was being held for development. We recognized a gain of $2.0 million, net of $2.0 million in income taxes. During that period, we also recognized an impairment loss of $0.9 million on a parcel of land held for development.

Consolidated Cash Flows

          Consolidated cash flow information is summarized as follows:

-------------------------------------------------------------------------------------
                                                  For the six months ended
                                                          June 30,           Variance
                                                  ------------------------   2002 vs.
(in millions)                                          2002      2001          2001
                                                      ------   -------       --------
Cash provided by operating activities                 $110.8   $  93.8       $  17.0
Cash (used by) provided by investing activities        (28.8)    154.8        (183.6)
Cash used by financing activities                      (82.5)   (258.8)        176.3
-------------------------------------------------------------------------------------

          Operations generated $110.8 million of net cash in 2002 compared to $93.8 million in 2001. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses, including in 2001 the payment of income taxes relating to the sale of certain assets in 2000.

          Our investing activities used net cash of $28.8 million in 2002 and provided net cash of $154.8 million in 2001. The change in net cash provided by investing activities in 2002 is due primarily to the fact that 2001 included higher proceeds from sales of properties ($89.8 million), a distribution from Carr Office Park, L.L.C. of proceeds from a third party financing of its properties ($77.9 million), the release of a restricted deposit in connection with a property transaction ($32.5 million) and principal payments on a note receivable ($16.5 million). We also had higher acquisitions of rental properties in 2002 ($18.3 million). The effects of these changes were partially offset by a reduction in acquisitions of land held for development ($33.6 million), a decrease in development activities ($16.6 million) and a reduction in investments in unconsolidated entities ($6.4 million).

          Our financing activities used net cash of $82.5 million in 2002 and $258.8 million in 2001. The decrease in net cash used by financing activities in 2002 is due primarily to a suspension of our common stock buyback program ($119.2 million). In addition, net repayments of debt were lower in 2002 ($64.0 million). Also, dividend payments were lower in 2002 ($5.6 million) due to the repurchase of common stock. Partially offsetting these changes was our repurchase of $20.7 million of preferred stock during the second quarter of 2002.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2002, we had approximately $4.5 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. In addition, we and our affiliates require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects can include such things as large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. Therefore, as a general matter, it is unlikely our cash balances would satisfy our liquidity needs. Instead, these needs must be met from cash generated from rental and real estate service revenue and external sources of capital.

          We derive substantially all of our revenue from tenants under existing leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the diversity of our tenant base (no tenant accounted for more than 5% of annualized revenue as of June 30, 2002) helps insulate us from the negative impact of tenant defaults and bankruptcies. However, general economic downturns, or economic downturns in one or more of our core markets, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these cases, our cash flow and therefore our ability to meet our capital needs would be adversely affected.

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

          We have three investment grade ratings. As of June 30, 2002, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody's Investor Service has assigned a negative outlook and its Baa2 rating to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in outlook or rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downturn could adversely affect our ability to obtain future financing or could increase costs of existing debt.

          Our total debt at June 30, 2002 was approximately $1.4 billion, of which $88.0 million (6.3%) bore a LIBOR-based floating interest rate. The interest rate on borrowings on our unsecured credit facility at June 30, 2002 was 2.54%. Our fixed rate mortgage payable debt bore an effective weighted average interest rate of 7.97% at June 30, 2002. The weighted average term of this debt is 6.8 years. At June 30, 2002, our debt represented 39.2% of our total market capitalization of $3.6 billion.

          We manage our capital structure to reflect a long-term investment approach, generally seeking to match the stable return nature of our assets with fixed interest rate liabilities. We also utilize floating rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed-rate debt may not suit our needs. At those times, we may enter into interest rate swaps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We either will hedge our variable-rate debt to give it a fixed interest rate or hedge fixed-rate debt to give it a variable interest rate.

          On May 8, 2002, we entered into an interest rate swap with JP Morgan Chase and Bank of America, hedging $150.0 million of senior unsecured notes due July 2004. The interest rate swap matures at the same time the notes are due. The swap qualifies as a fair value hedge. Net quarterly settlement payments are recognized as an increase or decrease to interest expense. The fair value of the interest rate swap is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of June 30, 2002, the fair value of the interest rate swap was approximately $1.7 million. We recognized a credit to interest expense for the three

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

months ended June 30, 2002 of approximately $507,000 related to the swap. As of June 30, 2002, taking into account the effect of the interest rate swap, the effective interest rate on the notes was reduced to 5.85%.

          Our primary external source of liquidity is our credit facility. We have a three-year $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the line an additional year at our option. The line carries an interest rate of 70 basis points over 30-day LIBOR. As of June 30, 2002, $88.0 million was drawn on the credit facility, $2.3 million in letters of credit were outstanding and we had $409.7 million available for borrowing.

          Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

..    A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;
..    A minimum ratio of annual EBITDA to fixed charges;
..    A maximum ratio of total debt to tangible fair market value of our assets;
     and
..    Restrictions on our ability to make dividend distributions in excess of 90%
     of funds from operations.

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

          Our senior unsecured notes also contain covenants with which we must comply. These include:

..    Limits on our total indebtedness on a consolidated basis;
..    Limits on our secured indebtedness on a consolidated basis; and
..    Limits on our required debt service payments.

          As a result of the economic climate in 2001, the real estate markets materially softened. Demand for office space declined significantly and vacancy rates increased in each of our core markets. During the first half of 2002, our core markets continued to weaken and we expect them to remain weak though the balance of the year. As a result, occupancy in our portfolio of operating properties decreased to 93.6% at June 30, 2002, as compared to 93.9% at March 31, 2002 and 97.2% at June 30, 2001. We expect occupancy levels in our portfolio to average approximately 93.0% for 2002. Market rental rates have declined in most markets from peak levels. Rental rates on space that was re-leased in the first half of 2002 decreased an average of 6.2% in comparison to rates that were in effect under expiring leases.

          We will require capital for development projects currently underway and in the future. As of June 30, 2002, we had approximately 115,500 square feet of office space in two development projects in progress. Our total expected investment on these projects is $16.1 million. Through June 30, 2002, we had invested $10.2 million or 63.4% of the total expected investment for these projects. We also have a residential project under development as part of a development project in a joint venture. Our total expected investment in the residential project is expected to be $20.3 million. As of June 30, 2002, we had invested $1.8 million in this project. As of June 30, 2002, we also had 900,000 square feet of office space under construction in five projects in which we own minority interests. These projects are expected to cost $256.0 million, of which our total investment is expected to be approximately $76.8 million. Through June 30, 2002, approximately $124.8 million or 48.8% of total project costs had been expended on these projects. We have financed our investment in projects under construction at June 30, 2002 primarily from borrowings under our credit facility. We expect that this source and project-specific financing of selected assets will provide additional funds required to complete existing development and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

          On August 8, 2002, we called 4,000,000 shares of our Series B Cumulative Redeemable Preferred Stock for redemption. The redemption date is September 7, 2002. The Series B Preferred Stock will be redeemed at a

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

redemption price of $25.00 per share plus $0.041201 per share in accrued and unpaid dividends for the period September 1, 2002 through and including the redemption date, without interest. This will result in a cash expenditure of approximately $100.2 million in September 2002, which we expect to fund by drawing down on our $500 million unsecured credit facility.

          Our unsecured credit facility contained a financial covenant requiring us to maintain at least $1.1 billion of tangible net worth (as defined by the facility). After giving effect to the proposed redemption of our Series B Preferred Stock, we would have been in violation of that covenant. Therefore, we sought and the banks agreed to an amendment to the facility, reducing the minimum tangible net worth requirement to $ 800.0 million.

          We also regularly incur expenditures in connection with the re-leasing of office space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We expect to pay for these capital expenditures out of cash from operations or, to the extent necessary, draws on our line of credit. We believe that these expenditures are recouped in the form of continuing lease payments.

          In the future, if, as a result of general economic downturns, a rating downgrade or otherwise, our properties do not perform as expected, or we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to make required principal and interest payments or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating expenses and debt service and our regular quarterly dividends, our ability to expand our development activity or to fund acquisition of new properties could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In many cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

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

          Our Board of Directors has authorized us to spend up to $325 million to repurchase our common shares, preferred shares and debt securities excluding the 9.2 million shares repurchased from Security Capital in November 2001 which was separately approved. Since the start of this program in mid-2000 through June 30, 2002, we have acquired approximately 8.7 million of our common shares for an aggregate purchase price of approximately $253.4 million.

          During the second quarter of 2002, we repurchased 0.8 million shares of our preferred stock for $20.7 million. We continue to monitor market conditions and other alternative investments in order to evaluate whether investment in our securities is appropriate.

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

          Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. The costs associated with our June 30, 2002 property and casualty insurance renewals were higher than anticipated. Although we have an excellent claims history and safety record, all lines of coverage were affected by higher premiums, in part because insurance companies have

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

experienced a loss of income on their investments, underwriting results have been poor and also as a result of the events of September 11, 2001.

          Our insurance renewal on June 30, 2002 increased premiums from last year approximately 155%. The property insurance deductible increased from $5,000 to $10,000 per claim. Since reinsurance treaties renew twice each year (January and July), our property and casualty insurance renewal date has been changed from June 30 to May 15 to enable underwriters to concentrate on the insurance proposals well ahead of treaty renewal.

          Early this year, all risk property insurers began attaching terrorism exclusions to insurance policies. Terrorism insurance must now be purchased separately. Unlike earthquake exposure, insurers do not yet have a means of modeling the terrorism risk. A limited number of companies are currently underwriting terrorism insurance, with limited capacity and at an extremely high cost.

          We have completed an in-depth asset evaluation of our terrorism exposure as well as our lender requirements. Upon our renewal date for insurance of June 30, 2002, we purchased terrorism limits of $200 million per occurrence and in the aggregate, with a deductible of $1.0 million per claim at a cost of approximately $2.2 million. The policy covers only physical damage. Coverage does not include biological, chemical or radioactive contamination.

          On March 13, 2002, HQ Global Workplaces, Inc. (HQ Global) filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. During 1997 and 1998, to assist HQ Global as it grew its business, we provided guarantees of HQ Global's performance under four office leases that it signed. To our knowledge, all monthly rent payments were made by HQ Global under two of these leases through January 2002, and rental payments under the other two leases were made through February 2002. As a result, we may be liable to the lessors with respect to payments due under two of these leases from and after February 2002 and under the other two leases from and after March 2002.

          On June 1, 2000, we, along with HQ Global, VANTAS Incorporated (VANTAS) and FrontLine Capital Group (FrontLine), consummated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interest in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. In connection with these transactions, FrontLine agreed to indemnify us against any losses incurred with respect to guarantees of the four office leases. However, on June 12, 2002, FrontLine also filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws, and therefore it is unlikely that we will recover any resulting losses from FrontLine under this indemnity.

          In the course of its bankruptcy proceedings, HQ Global has filed motions to reject two of these four leases. One lease is for space in San Jose, California. This lease is for approximately 22,000 square feet of space at two adjacent buildings and runs through October 2008. Total aggregate remaining lease payments under this lease as of February 1, 2002 were approximately $6.2 million (approximately $0.7 million of which is payable in 2002); however, our liability under this guarantee is limited to approximately $2.0 million. As of June 30, 2002, we have reached an agreement in principal with the landlord of this lease pursuant to which we would pay $1.75 million in full satisfaction of the guarantee. We recognized an expense for the full amount of our exposure under this guarantee in the first quarter of 2002; accordingly, we reduced the obligation recognized relating to this lease in the second quarter to $1.75 million.

          The second lease was rejected by HQ Global is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million (approximately $0.8 million of which is payable in 2002). In June 2002, we received a demand for payment of the full amount of the guarantee. However, we believe that we have defenses to payment under this guarantee available to us and joined with HQ Global in filing suit on July 24, 2002 in HQ Global's bankruptcy proceedings asking the bankruptcy court to declare that the lease was terminated by the landlord of the sublease not later than February 28, 2002. On July 26, 2002 the landlord under the sublease filed suit in federal court in New York seeking payment from us under this guarantee. In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of June 30, 2002, we had not made any payments under this guarantee.

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

          HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.6 million, which liability reduces over the life of the lease until its expiration in September 2007. We have not accrued any expense related to this guarantee as of June 30, 2002. As of June 30, 2002, we had not made any payments under this guarantee.

          The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million (approximately $0.6 million of which is payable in 2002). We initially recognized an expense of $0.4 million under this guarantee in the first quarter of 2002 based on a tentative agreement with HQ Global under which HQ Global would not reject this lease obligation and we would fund HQ Global's operating losses at this location for a limited period of time. Due to deteriorating conditions in the local commercial real estate market, HQ Global subsequently determined that the tentative agreement was not in its best interest. HQ Global has now indicated to us that it intends to reject this lease unless its rent under this lease is reduced to current market rates. However, we entered into an agreement with HQ Global as of June 30, 2002 to fund operating losses at this location up to an aggregate amount of $130,000 in exchange for HQ Global forbearing from rejecting this lease until September 15, 2002, or if it obtains from the bankruptcy court an extension of time within which to reject leases, November 1, 2002. Based on these changed circumstances, we have increased our provision for loss under this guarantee to $6.9 million in the second quarter of 2002. This represents the amount we have determined to be our likely exposure under this guarantee as of June 30, 2002; however, there can be no assurance that we will not be required to further increase our provision or make cash payments related to this guarantee in future periods up to, in the aggregate, the full amount of the guarantee. We are currently exploring options to mitigate our exposure under this guarantee, including having the lease assigned to us and then subletting the space back to HQ Global or others. As of June 30, 2002, we had not made any payments under this guarantee.

          We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity or cost method, as appropriate, and therefore, the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of June 30, 2002, we guaranteed $34.5 million of debt related to joint ventures and $5.2 million of debt related to a development project we have undertaken with a third party.

          Our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

     . Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;
     .    Possibility that our co-venturer or partner might:
          .    become bankrupt;
          .    have interests or goals that are inconsistent with ours;
          .    take action contrary to our instructions, requests or interests
               (including those related to our qualification as a REIT for tax purposes); or
          .    otherwise impede our objectives; and
     . Possibility that we, together with our partners, may be required to fund losses of the investee which losses would not necessarily appear on our consolidated financial statements (e.g. for cost method investments).

          In addition to making investments in these ventures, we provide construction management, leasing, development and architectural and other services to them. We earned fees for these services of $2.1 million for the three months ended June 30, 2002 and $4.4 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, we earned fees of $4.2 million and $9.5 million, respectively, for these services.

          We also earn fees for services provided to properties owned by third parties. Some members of our Board of Directors have ownership interests in these third party properties. During the second quarter of 2002 and 2001, we earned fees of $0.4 million and $0.2 million, respectively from properties in which members of our Board of Directors,

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

Mr. A. James Clark and Mr. Oliver Carr, had an interest. For the six months ended June 30, 2002 and 2001, we earned fees of $0.9 million and $0.9 million, respectively, from these properties.

          We purchase general contracting and other services from Clark Enterprises, Inc., an entity in which Mr. Clark is the majority stockholder. We, including our unconsolidated affiliates, paid $6.9 million and $8.0 million in the second quarter of 2002 and 2001, respectively, to Clark Enterprises, Inc. for these services. For the six months ended June 30, 2002 and 2001, we, including our unconsolidated affiliates, paid $11.1 million and $12.7 million, respectively, to Clark Enterprises, Inc. for these services. Substantially all of the payments, both quarter and year-to-date, are related to our unconsolidated affiliates.

Funds From Operations

          We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT. Based on our experience, funds from operations, along with information about cash flows from operating activities, investing activities and financing activities, provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

..    Net income - computed in accordance with accounting principles generally accepted in the United States of America (GAAP);
..    Less gains (or plus losses) from sales of operating properties and items that are classified as extraordinary items under GAAP;
..    Plus depreciation and amortization of assets uniquely significant to the real estate industry;
..    Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

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

          The following table provides the calculation of our funds from operations for the periods presented:

                                                         Three Months Ended     Six Months Ended
                                                               June 30,             June 30,
                                                         ------------------   --------------------
(In thousands)                                             2002       2001      2002        2001
                                                         -------    -------   --------    --------
Net income from continuing operations before minority
   interest                                              $23,569    $35,636   $ 43,692    $ 67,355
Adjustments to derive funds from operations:
   Add depreciation and amortization                      33,266     31,751     69,169      64,457
   Deduct:
   Minority interests' (non Unitholders) share of
      depreciation, amortization and net income             (290)      (219)      (516)       (501)
   (Gain) loss on sale of assets and other provisions,
      net                                                 (2,875)        22     (2,015)     (1,054)
                                                         -------    -------   --------    --------
Funds from operations before allocations to the
   minority Unitholders                                   53,670     67,190    110,330     130,257
Less: Funds from operations allocable to the
   minority Unitholders                                   (4,670)    (4,507)    (8,991)     (8,344)
                                                         -------    -------   --------    --------
Funds from operations allocable to CarrAmerica
   Realty Corporation                                     49,000     62,683    101,339     121,913

Less: Preferred stock dividends                           (8,517)    (8,745)   (17,065)    (17,394)
                                                         -------    -------   --------    --------
Funds from operations allocable to common shareholders   $40,483    $53,938   $ 84,274    $104,519
                                                         =======    =======   ========    ========

                      Management's Discussion and Analysis
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

          Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry's actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

          .    National and local economic, business and real estate conditions that will, among other things, affect:
               .    Demand for office properties
               .    The ability of the general economy to recover timely from
                    the current economic conditions
               .    The availability and creditworthiness of tenants
               .    The level of lease rents
               .    The availability of financing for both tenants and us;
          .    Adverse changes in the real estate markets, including, among other things:
               .    Competition with other companies, and
               .    Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);
          .    Possible charges or payments resulting from our guarantees of certain leases of HQ Global Workplaces, Inc;
          .    Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
          .    Ability to obtain insurance at a reasonable cost;
          .    Ability to maintain our status as a REIT for federal and state income tax purposes;
          .    Governmental actions and initiatives; and
          .    Environmental/safety requirements.

For further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the documents we file from time to time with the Securities and Exchange Commission, and in particular, the section titled "The Company - Risk Factors" in our Annual Report on Form 10-K.

           Quantitative and Qualitative Disclosuers About Market Risk
--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments from time to time to limit market risk. Interest rate protection agreements may be used to convert floating rate debt to a fixed rate basis, to convert fixed rate debt to a floating rate basis or to hedge anticipated financing transactions. We use derivative financial instruments only for hedging purposes, and not for speculation or trading purposes. On May 8, 2002, we entered into an interest rate swap with JP Morgan Chase and Bank of America, hedging $150 million of senior unsecured notes due July 2004. The interest rate swap matures at the same time the notes are due. The swap qualifies as a fair value hedge. Net quarterly settlement payments are recognized as an increase or decrease to interest expense. The fair value of the interest rate swap is recognized on our balance sheet and the carrying value of the senior unsecured notes are increased or decreased by an offsetting amount. As of June 30, 2002, the fair value of the interest rate swap was approximately $1.7 million. We recognized a credit to interest expense for the three months ended June 30, 2002 of approximately $507,000 related to the swap. Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2001 are summarized in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    Part II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          The 2002 annual meeting of stockholders was held on May 2, 2002. We solicited proxies for the meeting pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to our management's nominees as listed in the proxy statement and all nominees were elected.

               Proposal One: Election of Directors

               (a) 44,185,125 votes were cast for the election of Robert E. Torray as a Director; 646,068 votes were withheld.

               (b) 44,180,283 votes were cast for the election of Andrew F. Brimmer as a Director; 650,910 votes were withheld.

               (c) 44,183,073 votes were cast for the election of Oliver T. Carr as a Director; 648,120 votes were withheld.

               (d) 44,184,528 votes were cast for the election of Philip L. Hawkins as a Director; 646,665 votes were withheld.

               The terms of Thomas A. Carr, A. James Clark, Timothy Howard and Wesley Williams, Jr. continued after the meeting and were not presented for re-election at that time.

               Proposal Two: Amendments to Articles of Incorporation to remove special shareholder reference and to increase ownership limits.

                   FOR      AGAINST   ABSTAIN
               ----------   -------   -------
               44,685,947   94,757    50,489

               Proposal Three: To recommend to instate the election of directors annually.

                   FOR       AGAINST    ABSTAIN
               ----------   ---------   -------
               31,579,605   8,925,021   99,094

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               Current Report on Form 8-K filed on April 19, 2002 regarding description of material U.S. federal income tax consequences relating to our taxation as a REIT and the ownership and disposition of our stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY CORPORATION


/s/ Stephen E. Riffee
----------------------------------------------------
Stephen E. Riffee, Chief Financial Officer
(on behalf of the registrant and as the registrant's
principal financial officer)

Date: August 14, 2002