Form 10-Q
period 2002-09-30
CARRAMERICA REALTY CORP
filed 2002-11-08
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2002

COMMISSION FILE NO. 1-11706

CARRAMERICA REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1796339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1850 K Street, N.W., Washington, D.C. 20006

(Address or principal executive office) (Zip code)

Registrant’s telephone number, including area code (202) 729-1700

N/A

(Former name, former address and former fiscal year, if changed since last report)

Number of shares outstanding of each of the registrant’s
classes of common stock, as of November 1, 2002:

Common Stock, par value $.01 per share: 53,133,288 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

YES         X                     NO

Index

		Page
Part I: Financial Information

Item 1.	Financial Statements

	Consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of September 30, 2002 (unaudited) and December 31, 2001	4

	Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three and nine months ended September 30, 2002 and 2001 (unaudited)	5

	Consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the nine months ended September 30, 2002 and 2001 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7 to 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 to 28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II: Other Information

Item 1.	Legal Proceedings	30

Item 6.	Exhibits and Reports on Form 8-K	30

Part I

Item 1.    Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets As Of September 30, 2002 and December 31, 2001

(In thousands, except share amounts)
	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Rental property:
Land	$668,135	$647,747
Buildings	1,933,075	1,857,775
Tenant improvements	352,190	362,736
Furniture, fixtures and equipment	3,803	3,789

	2,957,203	2,872,047
Less: Accumulated depreciation	(541,456)	(477,694)

Total rental property	2,415,747	2,394,353
Land held for development or sale	45,442	45,195
Construction in progress	9,966	19,324
Cash and cash equivalents	4,631	5,041
Restricted deposits	17,867	5,410
Accounts and notes receivable,net	21,499	34,436
Investments in unconsolidated entities	125,656	118,479
Accrued straight-line rents	72,301	66,781
Tenant leasing costs, net	41,671	53,894
Deferred financing costs, net	3,122	2,640
Prepaid expenses and other assets, net	44,227	29,874

	$2,802,129	$2,775,427

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Mortgages and notes payable, net	$1,565,184	$1,399,230
Accounts payable and accrued expenses	84,476	82,671
Rents received in advance and security deposits	30,793	32,326

Total liabilities	1,680,453	1,514,227
Minority interest	77,962	83,393
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 35,000,000 shares:
Series A Cumulative Convertible Redeemable Preferred Stock, 80,000 shares issued and outstanding at December 31, 2001 with an aggregate liquidation preference of $2,000	—	1
Series B, C, and D Cumulative Redeemable Preferred Stock, 3,685,365 and 8,800,000 shares issued and outstanding with an aggregate liquidation preference of $260,707 and $400,000 at September 30, 2002 and December 31, 2001, respectively.	37	88
Common Stock, $.01 par value, authorized 180,000,000 shares issued and outstanding 53,131,069 shares at September 30, 2002 and 51,965,066 shares at December 31, 2001.	531	520
Additional paid-in capital	1,243,600	1,356,912
Cumulative dividends in excess of net income	(200,454)	(179,714)

Total stockholders’ equity	1,043,714	1,177,807

Commitments and contingencies
	$2,802,129	$2,775,427

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2002 and 2001

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating revenues:
Rental revenue:
Base rent	$104,524	$105,048	$314,469	$310,592
Recoveries from tenants	19,407	14,715	49,127	43,439
Parking and other tenant charges	3,717	3,920	9,021	10,796

Total rental revenue	127,648	123,683	372,617	364,827
Real estate service revenue	5,560	6,682	17,175	26,522

Total operating revenues	133,208	130,365	389,792	391,349

Operating expenses:
Property expenses:
Operating expenses	33,250	30,156	93,633	90,564
Real estate taxes	10,741	8,760	33,771	28,377
Interest expense	24,456	20,352	73,573	63,102
General and administrative	10,227	10,844	29,345	37,184
Depreciation and amortization	29,964	31,426	92,515	89,566

Total operating expenses	108,638	101,538	322,837	308,793

Real estate operating income	24,570	28,827	66,955	82,556

Other income (expense):
Interest income	208	641	618	2,768
Obligations under lease guarantees	—	—	(8,693)	—
Equity in earnings of unconsolidated entities	1,644	1,229	5,889	8,257

Total other income (expense)	1,852	1,870	(2,186)	11,025

Income from continuing operations before income taxes, minority interest, and gain on sale of assets and other provisions, net	26,422	30,697	64,769	93,581
Income taxes	(106)	(713)	(200)	(947)
Minority interest	(5,113)	(2,755)	(11,120)	(7,284)
Gain on sale of assets and other provisions, net	7,042	28	9,057	1,082

Income from continuing operations	28,245	27,257	62,506	86,432
Discontinued operations—Net operations of sold property	789	1,687	4,213	5,338
Discontinued operations—Gain on sale of property	19,085	—	19,085	—

Income from discontinued operations	19,874	1,687	23,298	5,338

Net income	$48,119	$28,944	$85,804	$91,770

Basic net income per common share
Income from continuing operations	$0.39	$0.30	$0.72	$0.97
Discontinued operations	0.02	0.03	0.08	0.08
Gain on sale of discontinued operations	0.36	—	0.36	—

Net income	$0.77	$0.33	$1.16	$1.05

Diluted net income per common share
Income from continuing operations	$0.39	$0.29	$0.71	$0.95
Discontinued operations	0.01	0.03	0.08	0.08
Gain on sale of discontinued operations	0.36	—	0.35	—

Net income	$0.76	$0.32	$1.14	$1.03

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001

(Unaudited and in thousands)

	2002	2001
Cash flows from operating activities:
Net income	$85,804	$91,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,953	93,707
Minority interest	11,120	7,284
Equity in earnings of unconsolidated entities	(5,889)	(8,257)
Gain on sale of assets and other provisions, net	(9,057)	(1,082)
Gain on sale of discontinued operations	(19,085)	—
Obligations under lease guarantees	8,693	—
Provision for uncollectible accounts	4,983	4,667
Stock-based compensation	3,501	2,296
Other	1,887	836
Changes in assets and liabilities:
Decrease in accounts receivable	2,307	17,884
Increase in accrued straight-line rents	(7,344)	(9,301)
Additions to tenant leasing costs	(8,235)	(9,054)
Increase in prepaid expenses and other assets	(12,152)	(17,543)
Decrease in accounts payable and accrued expenses	(4,701)	(27,099)
Decrease in rent received in advance and security deposits	(1,532)	(2,233)

Total adjustments	60,449	52,105

Net cash provided by operating activities	146,253	143,875

Cash flows from investing activities:
Acquisition and development of rental property	(151,257)	(32,497)
Additions to land held for development or sale	(1,564)	(36,421)
Additions to construction in progress	(4,739)	(28,050)
Payments on notes receivable	—	16,542
Issuance of notes receivable	(712)	(465)
Distributions from unconsolidated entities	7,036	89,766
Investments in unconsolidated entities	(8,830)	(12,244)
Acquisition of minority interest	(8,261)	(4,903)
(Increase) decrease in restricted deposits	(13,271)	34,399
Proceeds from sales of properties	167,888	101,351

Net cash (used by) provided by investing activities	(13,710)	127,478

Cash flows from financing activities:
Repurchase of common stock	—	(119,210)
Repurchase of preferred stock	(139,309)	—
Exercises of stock options	24,960	26,541
Proceeds from issuance of unsecured notes, net	394,496	—
Net repayments on unsecured credit facility	(259,000)	(62,000)
Deferred financing costs	(1,063)	—
Proceeds from mortgages	—	26,628
Repayments of mortgages payable	(40,056)	(38,041)
Dividends and distributions to minority interests	(112,981)	(121,144)

Net cash used by financing activities	(132,953)	(287,226)

Decrease in cash and cash equivalents	(410)	(15,873)
Cash and cash equivalents, beginning of the period	5,041	24,704

Cash and cash equivalents, end of the period	$4,631	$8,831

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,486 and $4,383 for the nine months ended September 30, 2002 and 2001, respectively)	$77,044	$62,232

Cash paid for income taxes	$200	$26,573

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)    Description of Business and Summary of Significant Accounting Policies

(a)  Business

We are a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”), organized as a corporation under the laws of Maryland. We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected suburban markets across the United States.

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

(d)  New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives from an amortization approach to an impairment-only approach. Adoption of SFAS No. 142 in January 2002 did not have a material effect on our financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Adoption of SFAS No. 144 in January 2002 did not have a material effect on our financial statements. However, in the event we sell properties on terms where we have limited or no continuing involvement with the property after such sale we are required to reclassify portions of previously reported earnings to discontinued operations. We are also required to present assets held for sale and the related liabilities separately in our consolidated balance sheets if we meet the applicable criteria of SFAS No. 144. (See Note 4)

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(e)  Earnings Per Share

The following table sets forth information relating to the computations of our basic and diluted earnings per share:

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$20,894	53,124	$0.39	$18,602	62,266	$0.30

Effect of Dilutive Securities
Stock options	—	694		—	1,612

Diluted EPS	$20,894	53,818	$0.39	$18,602	63,878	$0.29

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$38,023	52,824	$0.72	$60,382	62,403	$0.97

Effect of Dilutive Securities
Stock options	—	1,059		—	1,451

Diluted EPS	$38,023	53,883	$0.71	$60,382	63,854	$0.95

Income from continuing operations has been reduced by preferred stock dividends of approximately $7,351,000 and $8,655,000 for the three months ended September 30, 2002 and 2001, respectively, and approximately $24,483,000 and $26,050,000 for the nine months ended September 30, 2002 and 2001, respectively.

The effects of convertible units in CarrAmerica Realty, L.P. and Carr Realty, L.P. and Series A Convertible Preferred Stock are not included in the computation of diluted earnings per share for any periods in which their effect is antidilutive.

(f)  Derivative Financial Instruments

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We mainly use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize floating rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize.

At times, our mix of variable and fixed-rate debt may not suit our needs. At those times, we may enter into interest rate swaps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We either will hedge our variable-rate debt to give it a fixed interest rate or hedge fixed-rate debt to give it a variable interest rate.

On May 8, 2002, we entered into an interest rate swap agreement with JP Morgan Chase and Bank of America, hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swap matures at the same time the notes are due. The swap qualifies as a fair value hedge under SFAS No. 133. Net semi-annual settlement payments are recognized as an increase or decrease to interest expense. The fair value of the interest rate swap is recognized on our balance sheet and the

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of September 30, 2002, the fair value of the interest rate swap was approximately $5.4 million. We recognized a reduction in interest expense for the three and nine months ended September 30, 2002 of approximately $1.0 million and $1.5 million, respectively, related to the swap. As of September 30, 2002, taking into account the effect of the interest rate swap, the effective interest rate on the notes was reduced to 4.4%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we also assumed interest rate caps. As of September 30, 2002, the fair market value of these interest rate caps was $35,600.

(g)  Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(3)    Obligations Under Lease Guarantees

On March 13, 2002, HQ Global Workplaces, Inc. (HQ Global) filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. During 1997 and 1998, to assist HQ Global as it grew its business, we provided guarantees of HQ Global’s performance under four office leases that it signed. To our knowledge, all monthly rent payments were made by HQ Global under two of these leases through January 2002, and rental payments under the other two leases were made through February 2002. As a result, we may be liable to the lessors with respect to payments due under two of these leases from and after February 2002 and under the other two leases from and after March 2002.

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

In the course of its bankruptcy proceedings, HQ Global has filed motions to reject two of these four leases. One lease is for space in San Jose, California. This lease is for approximately 22,000 square feet of space at two adjacent buildings and runs through October 2008. Total aggregate remaining lease payments under this lease as of February 1, 2002 were approximately $6.2 million (approximately $0.7 million of which is payable in 2002); however, our liability under this guarantee is limited to approximately $2.0 million. We have reached an agreement in principle with the landlord of this lease pursuant to which we would pay $1.75 million in full satisfaction of the guarantee. We recognized an expense for the full amount of our exposure under this guarantee in the first quarter of 2002; accordingly, we reduced the obligation recognized relating to this lease in the second quarter to $1.75 million.

The second lease that was rejected by HQ Global is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million (approximately $0.8 million of which is payable in 2002). In June 2002, we received a demand for payment of the full amount of the guarantee. However, we believe that we have defenses to payment under this guarantee available to us and joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that the lease was terminated by the landlord of the sublease not later than February 28, 2002. On July 26, 2002, the landlord under the sublease filed suit in federal court in New York seeking payment from us under this guarantee. In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

make cash payments relating to this guarantee up to the full amount of the guarantee. As of September 30, 2002, we had not made any payments under this guarantee.

HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.6 million, which liability reduces over the life of the lease until its expiration in September 2007. As of September 30, 2002, we have not accrued any expense related to, or made any payments under this guarantee.

The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million (approximately $0.6 million of which is payable in 2002). We initially recognized an expense of $0.4 million under this guarantee in the first quarter of 2002 based on a tentative agreement with HQ Global under which HQ Global would not reject this lease obligation and we would fund HQ Global’s operating losses at this location for a limited period of time. Due to deteriorating conditions in the local commercial real estate market, HQ Global subsequently determined that the tentative agreement was not in its best interest. HQ Global has now indicated to us that it intends to reject this lease unless its rent under this lease is reduced to current market rates. However, we entered into an agreement with HQ Global as of June 30, 2002 to fund operating losses at this location up to an aggregate amount of $130,000 in exchange for HQ Global forbearing from rejecting this lease until September 15, 2002, or if it obtains from the bankruptcy court an extension of time within which to reject leases, November 1, 2002. Because the bankruptcy court has since extended the time period within which HQ Global may reject this lease to January 9, 2003, we have extended the existing forbearance agreement through January 9, 2003 in exchange for funding operating losses up to an additional aggregate amount of $105,000. Based on these changed circumstances, we increased our provision for loss under this guarantee to $6.9 million in the second quarter of 2002. This represents the amount we have determined to be our likely exposure under this guarantee as of September 30, 2002; however, there can be no assurance that we will not be required to further increase our provision or make cash payments related to this guarantee in future periods up to, in the aggregate, the full amount of the guarantee. We are currently exploring options to mitigate our exposure under this guarantee, including having the lease assigned to us and then subletting the space back to HQ Global or others. As of September 30, 2002, we had not made any payments under this guarantee.

(4)    Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

The table below summarizes sales of assets for the nine months ended September 30, 2002 and 2001:

2002			2001
Property Name	Sale Date	Square Footage	Property Name	Sale Date	Square Footage
Wasatch 17	May-02	72,088	Camelback Lakes	Feb-01	201,373
Commons @ Las Colinas	Aug-02	604,234	Pointe Corridor	Feb-01	178,114
Braker Point	Aug-02	195,230	Four Gateway	Feb-01	136,817
			Highland Park	Feb-01	78,970
			The Grove @ Black Canyon	Feb-01	104,571
			Concord Place	Feb-01	133,555

Total		871,552			833,400

We generally dispose of assets that are inconsistent with our long-term strategic or return objectives. During the three months ended September 30, 2002, we disposed of two operating properties, recognizing a gain of $26.1 million, $19.1 million of which is classified as discontinued operations. We continue to manage one of the properties under a management agreement and, accordingly, the operating results of the property and the gain on sale are not classified as discontinued operations due to our continuing involvement. Commons at Las Colinas’

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

results of operations and gain are classified as discontinued operations. Also, during the three months ended September 30, 2001, we disposed of a parcel of land held for development resulting in a nominal gain.

During the nine months ended September 30, 2002, we disposed of three operating properties, recognizing a gain of $29.5 million, $19.1 million of which is classified as discontinued operations. We continue to manage two of the properties under management agreements and, accordingly, the operating results of the properties and the gains on these sales are not classified as discontinued operations due to our continuing involvement. We also recognized impairment losses of $1.3 million on three parcels of land held for development. During the nine months ended September 30, 2001, we disposed of seven operating properties, one property under development and three parcels of land held for development. We recognized a gain of $4.0 million, net of taxes of $2.0 million. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the nine months ended September 30, 2001.

(5)    Acquisitions

The table below summarizes our operating property acquisitions for the nine months ended September 30, 2002. The acquisitions of these properties were funded using our unsecured credit facility, proceeds from the sale of properties and the assumption of debt. We did not acquire any operating properties for the nine months ended September 30, 2001.

Property Name	Month Acquired	Number of Buildings	Square Footage	Purchase Price (000)
11119 Torrey Pines Rd.	May-02	1	76,701	$19,000
Canal Center	Aug-02	4	492,001	121,779
TransPotomac V	Aug-02	1	96,419	19,721
Carroll Vista	Sep-02	3	107,579	24,600

		9	772,700	$185,100

(6)    Segment Information

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

Our operating segments’ performance is measured using funds from operations. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

•	Net income—computed in accordance with accounting principles generally accepted in the United States of America (GAAP);
•	Less gains (or plus losses) from sales of operating properties and items that are classified as extraordinary items under GAAP;
•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;
•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Operating results of our reportable segments and our other operations for the three and nine months ended September 30, 2002 and 2001 are summarized and reconciled to income from continuing operations for the applicable period as follows:

	For the three months ended September 30, 2002
(In millions)	Real Estate Property Operations (1)	Development Operations	Other Operations	Total
Operating revenue	$129.2	2.4	3.2	$134.8
Segment expense	44.1	1.2	9.0	54.3

Net segment revenue (expense)	85.1	1.2	(5.8)	80.5
Interest expense	8.3	—	16.2	24.5
Other income (expense), net	4.6	—	(1.2)	3.4

Funds from operations	$81.4	1.2	(23.2)	59.4

Depreciation and amortization (2)				(32.2)
Less: Discontinued operations				(0.8)
Minority interest, income taxes and gain on sale of assets and other provisions, net				1.8

Income from continuing operations				$28.2

	For the three months ended September 30, 2001
(In millions)	Real Estate Property Operations (1)	Development Operations	Other Operations	Total
Operating revenue	$126.8	1.8	4.8	$133.4
Segment expense	38.9	1.4	9.5	49.8

Net segment revenue (expense)	87.9	0.4	(4.7)	83.6
Interest expense	11.0	—	9.3	20.3
Other income (expense), net	3.7	—	(1.5)	2.2

Funds from operations	$80.6	0.4	(15.5)	65.5

Depreciation and amortization (2)				(33.8)
Less: Discontinued operations				(1.7)
Minority interest, income taxes and gain on sale of assets and other provisions, net				(2.7)

Income from continuing operations				$27.3

(1)	Includes revenues and operating expenses of discontinued operations.
(2)	Includes depreciation of discontinued operations.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	For the nine months ended September 30, 2002
(In millions)	Real Estate Property Operations (1)	Development Operations	Other Operations	Total
Operating revenue	$380.4	6.9	10.3	$397.6
Segment expense	127.5	5.3	24.1	156.9

Net segment revenue (expense)	252.9	1.6	(13.8)	240.7
Interest expense	24.9	—	48.7	73.6
Other income (expense), net	14.9	—	(12.3)	2.6

Funds from operations	$242.9	1.6	(74.8)	169.7

Depreciation and amortization (2)				(100.7)
Less: Discontinued operations				(4.2)
Minority interest, income taxes and gain on sale of assets and other provisions, net				(2.3)

Income from continuing operations				$62.5

	For the nine months ended September 30, 2001
(In millions)	Real Estate Property Operations (1)	Development Operations	Other Operations	Total
Operating revenue	$374.4	12.6	13.9	$400.9
Segment expense	119.0	4.0	33.2	156.2

Net segment revenue (expense)	255.4	8.6	(19.3)	244.7
Interest expense	33.4	—	29.6	63.0
Other income (expense), net	16.1	0.3	(2.2)	14.2

Funds from operations	$238.1	8.9	(51.1)	195.9

Depreciation and amortization (2)				(98.0)
Less: Discontinued operations				(5.3)
Minority interest, income taxes and gain on sale of assets and other provisions, net				(6.2)

Income from continuing operations				$86.4

(1)	Includes revenues and operating expenses of discontinued operations.
(2)	Includes depreciation of discontinued operations.

(7)    Supplemental Cash Flow Information

In the third quarter of 2002, we assumed $63.5 million of debt related to the purchase of two operating properties. The total purchase price of the properties was approximately $141.5 million.

In the first quarter of 2002, 80,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock were converted to shares of common stock, retiring all remaining shares of Series A Cumulative Convertible Redeemable Preferred Stock.

Our employees converted approximately $1.0 million and $1.6 million in restricted units to 41,544 shares and 52,518 shares of common stock during the nine months ended September 30, 2002 and 2001, respectively.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

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

(8)    Preferred Stock

On September 7, 2002, we redeemed 4,000,000 shares of our Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus $0.041201 per share in accrued and unpaid dividends for the period from September 1, 2002 through and including the redemption date, without interest. This resulted in a cash expenditure of approximately $100.2 million in September 2002, which we funded by drawing down on our $500 million unsecured credit facility. For the nine months ended September 30, 2002, we repurchased or redeemed 5,571,718 shares of our preferred stock for approximately $139.3 million, excluding accrued and unpaid dividends.

Our unsecured credit facility contained a financial covenant requiring us to maintain at least $1.1 billion of tangible net worth (as defined by the facility). After giving effect to the proposed redemption of our Series B Preferred Stock, we would have been in violation of that covenant. Therefore, on July 29, 2002 we entered into an amendment to the facility, reducing the minimum tangible net worth requirement to $800.0 million.

Management’s Discussion and Analysis

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

General

During the nine months ended September 30, 2002, we completed the following significant transactions:

—We issued $400.0 million of 7.125% senior unsecured notes.
—We entered into an interest rate swap against $150.0 million of our senior unsecured notes converting our fixed rate debt to variable rate debt.
—We repurchased and redeemed an aggregate of 5,571,718 shares of our preferred stock for approximately $139.3 million.
—We acquired four operating properties for an aggregate purchase price of approximately $185.1 million.
—We disposed of three operating properties for aggregate net proceeds of approximately $167.9 million.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land held for development, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For the nine months ended September 30, 2002, we recognized impairment losses of $1.3 million on land held for development. Our estimates are subject to revision as market conditions and our assessments of them change.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. areas). For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts (and related straight-line rent adjustments) by approximately $5.5 million in 2001 and by an additional $5.0 million during the nine months ended September 30, 2002.

Results Of Operations

The discussion and analysis of operating results focuses on our segments as management believes that segment analysis provides the most effective means of understanding the business. Our reportable operating segments are real

Management’s Discussion and Analysis

estate property operations and development operations. Other business activities and operations, which are not reported separately, are included in other operations.

We believe that funds from operations is helpful as a measure of our operating performance. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

•	Net income—computed in accordance with accounting principles generally accepted in the United States of America (GAAP);
•	Less gains (or plus losses) from sales of operating properties and items that are classified as extraordinary items under GAAP;
•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;
•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions.

Real Estate Property Operations

Operating results of real estate property operations are summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(in millions)	2002	2001	2002 vs. 2001	2002	2001	2002 vs. 2001
Operating revenue	$129.2	$126.8	$2.4	$380.4	$374.4	$6.0
Segment expense	44.1	38.9	5.2	127.5	119.0	8.5
Interest expense	8.3	11.0	(2.7)	24.9	33.4	(8.5)
Other income, net	4.6	3.7	0.9	14.9	16.1	(1.2)

Real estate operating revenue is comprised of rent from our buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Declining occupancy in most of our markets has negatively affected our operating revenue. Occupancy in stabilized buildings (buildings which are in operation more than one year) by market as of September 30, 2002 and 2001 was as follows:

	September 30, 2002		September 30, 2001		Variance
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC	3,522,297	97.8	3,069,849	99.2	452,448	(1.4)
Chicago	1,235,127	85.6	1,225,162	91.9	9,965	(6.3)
Atlanta	1,774,131	77.6	1,771,109	90.0	3,022	(12.4)
Dallas	1,007,320	85.1	1,611,951	97.2	(604,631)	(12.1)
Austin	432,083	86.1	626,278	83.1	(194,195)	3.0
Denver	815,138	96.1	815,788	98.4	(650)	(2.3)
Phoenix	532,506	100.0	532,506	100.0	—	—
Portland	275,193	80.7	275,193	90.8	—	(10.1)
Seattle	1,501,368	97.6	1,501,679	98.6	(311)	(1.0)
Salt Lake City	630,029	92.0	702,117	98.0	(72,088)	(6.0)
San Francisco	5,420,611	95.1	5,402,540	97.0	18,071	(1.9)
Orange County, Los Angeles	1,812,749	85.0	1,813,732	94.0	(983)	(9.0)
San Diego	1,253,989	97.2	1,069,709	96.3	184,280	0.9

Total	20,212,541	92.1	20,417,613	95.9	(205,072)	(3.8)

Real estate operating revenues increased $2.4 million (1.9%) for the three months ended September 30, 2002 as compared to 2001. This increase resulted from higher expense recoveries from tenants and termination

Management’s Discussion and Analysis

fees partially offset by increased vacancies. Same store rental revenues increased by approximately 2.0% (approximately $2.4 million). This increase was due primarily to the same reasons.

Real estate operating revenues increased $6.0 million (1.6%) for the nine months ended September 30, 2002 as compared to 2001. This increase was from higher expense recoveries from tenants, development properties placed in service and acquisitions offset by dispositions and higher vacancies. Same store rental revenues increased $0.9 million (0.3%).

Real estate operating expenses increased $5.2 million (13.4%) for the third quarter of 2002 as compared to the same period in 2001. This increase was due primarily to an increase in real estate taxes of $2.0 million, higher insurance expense of approximately $1.8 million as a result of the renewal of our property and casualty insurance policy and increases in bad debt expense of $2.0 million due to tenant bankruptcies and collection issues.

Real estate operating expenses increased $8.5 million (7.1%) for the nine months ended September 30, 2002 as compared to 2001. This increase was primarily attributable to higher real estate taxes of $5.4 million, insurance of $3.3 million, higher security costs of $0.9 million and an increase in bad debt expense of $0.3 million. These increases were partially offset by lower utility and repair and maintenance costs.

Real estate interest expense decreased $2.7 million (24.5%) in the third quarter of 2002 as compared to the same period in 2001. This decrease was principally the result of the retirement of mortgages due to maturities or dispositions ($71.4 million) of related properties partially offset by debt assumed ($63.5 million) with the acquisition of two properties in the middle of the third quarter of 2002. For the first nine months of 2002, real estate interest expense decreased $8.5 million (25.4%) due to the same factors.

Real estate other income increased $0.9 million (24.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This increase was primarily the result of an increase of $0.4 million from equity in earnings of unconsolidated entities. Real estate other income decreased $1.2 million (7.5%) for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 principally from reduced earnings from our investment in Carr Office Park, L.L.C. Carr Office Park, L.L.C. obtained third party financing on its properties in June 2001, resulting in increased interest expense and therefore reducing our equity in earnings.

As a result of the ongoing economic climate, the real estate markets have been materially affected. The sustained lack of job growth has reduced any demand for office space and vacancy rates have increased in each of our core markets except for Washington, D.C. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until 2004. For the first nine months of 2002, our core markets weakened significantly and our operations in those markets were adversely impacted. The occupancy in our portfolio of stabilized operating properties decreased to 92.1% at September 30, 2002 compared to 93.6% at June 30, 2002 and 95.9% at September 30, 2001. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets over the next 12 months. Rental rates on space that was re-leased in the first nine months of 2002 decreased an average of 10.7% in comparison to rates that were in effect under expiring leases.

Management’s Discussion and Analysis

Our lease rollover by square footage and rent at September 30, 2002 is as follows:

	Rented Square Footage[1]	Rent ($000)
2002	722,807	15,108
2003	2,289,855	44,561
2004	2,974,639	67,581
2005	2,570,620	59,901
2006	2,376,656	56,913
2007	2,506,388	54,578
2008	1,673,595	37,595
2009	1,293,355	26,041
2010	491,116	13,116
2011	317,028	6,063
2012 and thereafter	1,393,144	35,293

	18,609,203	416,750

[1]	Vacant space at 9/30/02—1.6 million sq. ft.

Development Operations

Operating results of development operations are summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(in millions)	2002	2001	2002 vs. 2001	2002	2001	2002 vs. 2001
Operating revenue	$2.4	$1.8	$0.6	$6.9	$12.6	$(5.7)
Segment expense	1.2	1.4	(0.2)	5.3	4.0	1.3
Interest expense	—	—	—	—	—	—
Other income, net	—		—	—	0.3	(0.3)

Revenue from our development operations increased $0.6 million (33.3%) for the third quarter of 2002 compared to the third quarter of 2001 primarily due to increased development activity from new projects. For the nine months ended September 30, 2002, revenue from our development operations decreased $5.7 million (45.2%) because we earned one-time incentive fees related to the development of properties in 2001.

Operating expenses for our development operations decreased $0.2 million (14.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due to a reduction in payroll and benefits expense partially offset by a decline in capitalized personnel and related costs as a result of development operations’ focus on third party activity in 2002 as opposed to internal projects. Operating expenses for our development operations increased $1.3 million (32.5%) for the nine months ended September 30, 2002 compared to 2001 primarily due to a decrease in capitalized personnel and related costs.

Management’s Discussion and Analysis

Other Operations

Operating results of other operations are summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(in millions)	2002	2001	2002 vs. 2001	2002	2001	2002 vs. 2001
Operating revenue	$3.2	$4.8	$(1.6)	$10.3	$13.9	$(3.6)
Segment expense	9.0	9.5	(0.5)	24.1	33.2	(9.1)
Interest expense	16.2	9.3	6.9	48.7	29.6	19.1
Other expense, net	(1.2)	(1.5)	0.3	(12.3)	(2.2)	(10.1)

Revenues from our other operations decreased $1.6 million (33.3%) in the third quarter of 2002 as compared to the third quarter of 2001. The decrease in 2002 resulted primarily from declines in leasing fee revenue as a result of the increasing vacancy rates and reduced rental activity in properties we manage for affiliates and third parties. For the nine months ended September 30, 2002, revenues from our other operations decreased $3.6 million (25.9%) as compared to the same period a year ago for the same reasons.

Expenses of our other operations, comprised principally of general and administrative expense, decreased $0.5 million (5.3%) in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Expenses of our other operations decreased $9.1 million (27.4%) for the first nine months of 2002 compared to the first nine months of 2001. The decreases were due primarily to the completion of portions of our internal process improvement efforts and increased allocations of technology-related and other expenses to the operating properties.

Interest expense increased $6.9 million (74.2%) during the third quarter of 2002 compared to the third quarter of 2001 due primarily to higher debt levels as a result of our repurchase of preferred stock during the quarter and a $400.0 million public debt offering in the first quarter of 2002, partially offset by a decrease in short-term interest rates on our variable rate line of credit and our interest rate swap agreement. Interest expense increased $19.1 million (64.5%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 for the same reasons.

Other expense decreased $0.3 million for the third quarter of 2002 compared to the third quarter of 2001. Other expense increased $10.1 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase was due primarily to the accrual of costs ($8.7 million) related to potential obligations under lease guarantees for HQ Global Workplaces, Inc.

Depreciation and Amortization

Depreciation and amortization decreased $1.6 million (4.7%) in the third quarter of 2002 compared to the third quarter of 2001. This decrease was due primarily to dispositions of interests in properties. For the nine months ended September 30, 2002, depreciation and amortization increased $2.7 million (2.8%) from the nine months ended September 30, 2001 due to increased depreciation from unconsolidated properties placed in service.

Management’s Discussion and Analysis

Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

The table below summarizes sales of assets for the nine months ended September 30, 2002 and 2001:

2002			2001
Property Name	Sale Date	Rentable Square Footage	Property Name	Sale Date	Rentable Square Footage
Wasatch 17	May-02	72,088	Camelback Lakes	Feb-01	201,373
Commons @ Las Colinas	Aug-02	604,234	Pointe Corridor	Feb-01	178,114
Braker Point	Aug-02	195,230	Four Gateway	Feb-01	136,817
			Highland Park	Feb-01	78,970
			The Grove @ Black Canyon	Feb-01	104,571
			Concord Place	Feb-01	133,555

Total		871,552			833,400

We generally dispose of assets that are inconsistent with our long-term strategic or return objectives. During the three months ended September 30, 2002, we disposed of two operating properties, recognizing a gain of $26.1 million, $19.1 million of which is classified as discontinued operations. We continue to manage one of the properties under a management agreement and, accordingly, the operating results of the property and the gain on sale are not classified as discontinued operations due to our continuing involvement. Commons at Las Colinas’ results of operations and gain are classified as discontinued operations. Also, during the three months ended September 30, 2001, we disposed of a parcel of land held for development resulting in a nominal gain.

During the nine months ended September 30, 2002, we disposed of three operating properties, recognizing a gain of $29.5 million, $19.1 million of which is classified as discontinued operations. We continue to manage two of the properties under management agreements and, accordingly, the operating results of the properties and the gains on these sales are not classified as discontinued operations due to our continuing involvement. We also recognized impairment losses of $1.3 million on three parcels of land held for development. During the nine months ended September 30, 2001, we disposed of seven operating properties, one property under development and three parcels of land held for development. We recognized a gain of $4.0 million, net of taxes of $2.0 million. We also recognized an impairment loss of $0.9 million on a parcel of land held for development during the nine months ended September 30, 2001.

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the nine months ended September 30,		Variance
(in millions)	2002	2001	2002 vs. 2001
Cash provided by operating activities	$146.3	$143.9	$2.4
Cash (used by) provided by investing activities	(13.7)	127.5	(141.2)
Cash used by financing activities	(133.0)	(287.2)	154.2

Operations generated $146.3 million of net cash for the first three quarters of 2002 compared to $143.9 million in 2001. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses, including in 2001 the payment of income taxes relating to the sale of certain assets in 2000.

Our investing activities used net cash of $13.7 million in 2002 and provided net cash of $127.5 million in 2001. The change in cash flows from investing activities in 2002 is due primarily to increased acquisition and development of operating properties ($118.8 million). There were decreases in cash used for construction of properties ($23.3 million) and land acquisitions ($34.9 million) in 2002 due to lower levels of internal development activity.

Management’s Discussion and Analysis

Distributions from unconsolidated entities also decreased in 2002, as 2001 included a distribution from Carr Office Park, L.L.C. ($77.9 million) of proceeds from a third-party financing of its properties.

Our financing activities used net cash of $133.0 million in 2002 and $287.2 million in 2001. The decrease in net cash used by financing activities in 2002 is due primarily to increased net borrowings, primarily for property acquisitions and preferred stock repurchases ($168.9 million), and lower dividend payments ($8.2 million) partially offset by increased stock repurchases ($20.1 million) in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had approximately $4.6 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. In addition, we and our affiliates require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects can include such things as large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired and tenant related matters, including tenant improvements, allowances and leasing commissions. Therefore, as a general matter, it is unlikely our cash balances would satisfy our liquidity needs. Instead, these needs must be met from cash generated from rental and real estate service revenue and external sources of capital.

We derive substantially all of our revenue from tenants under existing leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. Although our top 25 tenants accounted for approximately 34% of our annualized rents, we believe that the diversity of our tenant base (no tenant accounted for more than 5% of annualized revenue as of September 30, 2002) helps insulate us from the negative impact of tenant defaults and bankruptcies. However, general economic downturns, or economic downturns in one or more of our core markets, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these cases, our cash flow and therefore our ability to meet our capital needs would be adversely affected.

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

We have three investment grade ratings. As of September 30, 2002, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned a negative outlook and its Baa2 rating to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in outlook or rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase costs of existing debt.

Our total debt at September 30, 2002 was approximately $1.6 billion, of which $261.5 million (16.7%) bore a LIBOR-based floating interest rate. The interest rate on borrowings on our unsecured credit facility at September 30, 2002 was 2.519%. Our mortgage payable debt bore an effective weighted average interest rate of 7.34% at September 30, 2002. The weighted average term of this debt is 6.2 years. At September 30, 2002, our debt represented 47.5% of our total market capitalization of $3.3 billion.

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We mainly use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize floating rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed-rate debt may not suit our needs. At those times, we may enter into interest rate swaps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We either will hedge our variable-rate debt to give it a fixed interest rate or hedge fixed-rate debt to give it a variable interest rate.

Management’s Discussion and Analysis

On May 8, 2002, we entered into an interest rate swap with JP Morgan Chase and Bank of America, hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swap matures at the same time the notes are due. The swap qualifies as a fair value hedge under SFAS No. 133. Net semi-annual settlement payments are recognized as an increase or decrease to interest expense. The fair value of the interest rate swap is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of September 30, 2002, the fair value of the interest rate swap was approximately $5.4 million. We recognized a reduction in interest expense for the three months ended September 30, 2002 of approximately $1.0 million related to the swap and $1.5 million for the nine months ended September 30, 2002. As of September 30, 2002, taking into account the effect of the interest rate swap, the effective interest rate on the notes was reduced to 4.4%.

Our primary external source of liquidity is our credit facility. We have a three-year $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the facility an additional year at our option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 2.52% as of September 30, 2002. As of September 30, 2002, $198.0 million was drawn on the credit facility, $5.2 million in letters of credit were outstanding and we had $296.8 million available for borrowing.

Our debt maturities are as follows:

(000)
2002	$4,125
2003	50,872
2004	370,321
2005	119,105
2006	107,165
2007 and thereafter	918,235

$1,569,823

Our unsecured credit facility contains financial and other covenants with which we comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;
•	A minimum ratio of annual EBITDA to fixed charges;
•	A maximum ratio of total debt to tangible fair market value of our assets; and
•	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations.

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

Our senior unsecured notes also contain covenants with which we comply. These include:

•	Limits on our total indebtedness on a consolidated basis;
•	Limits on our secured indebtedness on a consolidated basis; and
•	Limits on our required debt service payments.

As a result of the ongoing economic climate, the real estate markets have been materially effected. The sustained lack of job growth has reduced any demand for office space and vacancy rates have increased in each of our core markets except for Washington, D.C. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until 2004. For the first nine months of 2002, our core markets weakened

Management’s Discussion and Analysis

significantly and our operations in those markets were adversely impacted. The occupancy in our portfolio of stabilized operating properties decreased to 92.1% at September 30, 2002 compared to 93.6% at June 30, 2002 and 95.9% at September 30, 2001. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets over the next 12 months. Rental rates on space that was re-leased in the first nine months of 2002 decreased an average of 10.7% in comparison to rates that were in effect under expiring leases.

We will require capital for development projects currently underway and in the future. As of September 30, 2002, we had approximately 74,000 square feet of office space in two development projects in progress. Our total expected investment on these projects is $10.1 million. Through September 30, 2002, we had invested $7.3 million or 72.3% of the total expected investment for these projects. We also have a residential project under development. We undertook this project in conjunction with a development project in a joint venture. Our total expected investment in the residential project is expected to be $20.3 million. As of September 30, 2002, we had invested $2.7 million in this project. As of September 30, 2002, we also had 1.0 million square feet of office space under construction in five projects in which we own minority interests. These projects are expected to cost $266.3 million, of which our total investment is expected to be approximately $80.1 million. Through September 30, 2002, approximately $133.3 million or 50.0% of total project costs had been expended on these projects. We have financed our investment in projects under construction at September 30, 2002 primarily from borrowings under our credit facility. We expect that this source and project-specific financing of selected assets will provide additional funds required to complete existing development and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

On September 7, 2002, we redeemed 4,000,000 shares of our Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus $0.041201 per share in accrued and unpaid dividends for the period from September 1, 2002 through and including the redemption date, without interest. This resulted in a cash expenditure of approximately $100.2 million in September 2002, which we funded by drawing down on our $500 million unsecured credit facility. For the nine months ended September 30, 2002, we repurchased or redeemed 5,571,718 shares of our preferred stock for approximately $139.3 million, excluding accrued and unpaid dividends.

Our unsecured credit facility contained a financial covenant requiring us to maintain at least $1.1 billion of tangible net worth (as defined by the facility). After giving effect to the proposed redemption of our Series B Preferred Stock, we would have been in violation of that covenant. Therefore, on July 29, 2002 we entered into an amendment to the facility, reducing the minimum tangible net worth requirement to $800.0 million.

We also regularly incur expenditures in connection with the re-leasing of office space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We expect to pay for these capital expenditures out of cash from operations or, to the extent necessary, draws on our line of credit. We believe that these expenditures are recouped through continuing lease payments.

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

Management’s Discussion and Analysis

stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the capital markets may not consistently be available on terms that are attractive.

Our Board of Directors has authorized us to spend up to $400 million to repurchase our common shares, preferred shares and debt securities excluding the 9.2 million shares repurchased from Security Capital in November 2001 and our preferred stock redemption of 4.0 million shares in September 2002, which were separately approved. Since the start of this program in mid-2000 through September 30, 2002, we have acquired approximately 8.7 million of our common shares for an aggregate purchase price of approximately $253.1 million.

During 2002, we repurchased and redeemed 5.6 million shares of our preferred stock for $139.3 million. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

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

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. The costs associated with our June 30, 2002 property and casualty insurance renewals were higher than anticipated. Although we have an excellent claims history and safety record, all lines of coverage were affected by higher premiums, in part because insurance companies have experienced a loss of income on their investments, underwriting results have been poor and also as a result of the events of September 11, 2001.

Our insurance renewal on June 30, 2002 increased premiums from the prior year approximately 155%. The property insurance deductible increased from $5,000 to $10,000 per claim. Since reinsurance treaties renew twice each year (January and July), our property and casualty insurance renewal date has been changed from June 30 to May 15 to enable underwriters to concentrate on the insurance proposals well ahead of treaty renewal.

Prior to year end, three policies, the Directors and Officers Liability, Employment Practices Liability and Professional Liability (Errors and Omissions) will renew. Directors and Officers Liability insurance premiums are expected to increase 50% to 125%. Employment Practices and Professional Liability insurance premiums are also expected to increase.

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

On March 13, 2002, HQ Global Workplaces, Inc. (HQ Global) filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. During 1997 and 1998, to assist HQ Global as it grew its business, we provided guarantees of HQ Global’s performance under four office leases that it signed. To our knowledge, all monthly rent payments were made by HQ Global under two of these leases through January 2002, and rental payments under the other two leases were made through February 2002. As a result, we may be liable to the lessors with respect to payments due under two of these leases from and after February 2002 and under the other two leases from and after March 2002.

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

Management’s Discussion and Analysis

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

In the course of its bankruptcy proceedings, HQ Global has filed motions to reject two of these four leases. One lease is for space in San Jose, California. This lease is for approximately 22,000 square feet of space at two adjacent buildings and runs through October 2008. Total aggregate remaining lease payments under this lease as of February 1, 2002 were approximately $6.2 million (approximately $0.7 million of which is payable in 2002); however, our liability under this guarantee is limited to approximately $2.0 million. We have reached an agreement in principle with the landlord of this lease pursuant to which we would pay $1.75 million in full satisfaction of the guarantee. We recognized an expense for the full amount of our exposure under this guarantee in the first quarter of 2002; accordingly, we reduced the obligation recognized relating to this lease in the second quarter to $1.75 million.

The second lease that was rejected by HQ Global is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million (approximately $0.8 million of which is payable in 2002). In June 2002, we received a demand for payment of the full amount of the guarantee. However, we believe that we have defenses to payment under this guarantee available to us and joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that the lease was terminated by the landlord of the sublease not later than February 28, 2002. On July 26, 2002, the landlord under the sublease filed suit in federal court in New York seeking payment from us under this guarantee. In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of September 30, 2002, we had not made any payments under this guarantee.

HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.6 million, which liability reduces over the life of the lease until its expiration in September 2007. As of September 30, 2002, we have not accrued any expense related to, or made any payments under this guarantee.

The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million (approximately $0.6 million of which is payable in 2002). We initially recognized an expense of $0.4 million under this guarantee in the first quarter of 2002 based on a tentative agreement with HQ Global under which HQ Global would not reject this lease obligation and we would fund HQ Global’s operating losses at this location for a limited period of time. Due to deteriorating conditions in the local commercial real estate market, HQ Global subsequently determined that the tentative agreement was not in its best interest. HQ Global has now indicated to us that it intends to reject this lease unless its rent under this lease is reduced to current market rates. However, we entered into an agreement with HQ Global as of June 30, 2002 to fund operating losses at this location up to an aggregate amount of $130,000 in exchange for HQ Global forbearing from rejecting this lease until September 15, 2002, or if it obtains from the bankruptcy court an extension of time within which to reject leases, November 1, 2002. Because the bankruptcy court has since extended the time period within which HQ Global may reject this lease until January 9, 2003, we have extended the existing forbearance agreement through January 9, 2003 in exchange for funding operating losses up to an additional aggregate amount of $105,000. Based on these changed circumstances, we increased our provision for loss under this guarantee to $6.9 million in the second quarter of 2002. This represents the amount we have determined to be our likely exposure under this guarantee as of September 30, 2002; however, there can be no assurance that we will not be required to further increase our provision or make cash payments related to this guarantee in future periods up to, in the aggregate, the full amount of the guarantee. We are currently exploring options to mitigate our exposure under this guarantee, including having the lease assigned to us and then subletting the space back to HQ Global or others. As of September 30, 2002, we had not made any payments under this guarantee.

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity or cost method, as appropriate, and therefore, the assets and liabilities of the joint

Management’s Discussion and Analysis

ventures are not included in our consolidated financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of September 30, 2002, we guaranteed $34.0 million of debt related to joint ventures and $26.2 million of debt related to development projects we have undertaken with third parties.

Our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

•	Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;
•	Possibility that our co-venturer or partner might:
•	become bankrupt;
•	have interests or goals that are inconsistent with ours;
•	take action contrary to our instructions, requests or interests (including those related to our qualification as a REIT for tax purposes); or
•	otherwise impede our objectives; and
•
Possibility that we, together with our partners, may be required to fund losses of the investee which losses would not necessarily appear on our consolidated financial statements (e.g. for cost method investments).

In addition to making investments in these ventures, we provide construction management, leasing, development and architectural and other services to them. We earned fees for these services of $2.0 million for the three months ended September 30, 2002 and $2.4 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, we earned fees of $6.1 million and $11.9 million, respectively, for these services.

We also earn fees for services provided to properties owned by third parties. Some members of our Board of Directors have ownership interests in these third party properties. During the third quarter of 2002 and 2001, we earned fees of $0.4 million and $0.2 million, respectively from properties in which members of our Board of Directors, Mr. A. James Clark and Mr. Oliver Carr, had an interest. For the nine months ended September 30, 2002 and 2001, we earned fees of $1.3 million and $1.1 million, respectively, from these properties.

We purchase general contracting and other services from Clark Enterprises, Inc., an entity in which Mr. Clark is the majority stockholder. We, including our unconsolidated affiliates, paid $12.0 million and $5.6 million in the third quarter of 2002 and 2001, respectively, to Clark Enterprises, Inc. for these services. For the nine months ended September 30, 2002 and 2001, we, including our unconsolidated affiliates, paid $23.1 million and $18.3 million, respectively, to Clark Enterprises, Inc. for these services. Substantially all of the payments, both quarter and year-to-date, are related to our unconsolidated affiliates.

Funds From Operations

We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT. Based on our experience, funds from operations, along with information about cash flows from operating activities, investing activities and financing activities, provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

•	Net income—computed in accordance with accounting principles generally accepted in the United States of America (GAAP);
•	Less gains (or plus losses) from sales of operating properties and items that are classified as extraordinary items under GAAP;
•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;
•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

Our funds from operations may not be comparable to funds from operations reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current

Management’s Discussion and Analysis

NAREIT definition differently than us. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of our liquidity or our ability to make distributions.

The following table provides the calculation of our funds from operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
Net income from operations (including discontinued operations)
before minority interest	$34,147	$31,699	$77,839	$99,054
Adjustments to derive funds from operations:
Add depreciation and amortization	32,331	34,242	101,500	98,684
Deduct:
Minority interests’ (non Unitholders) share of depreciation, amortization and net income	(291)	(213)	(807)	(714)
Gain on sale of assets and other provisions, net	(7,042)	(28)	(9,057)	(1,082)

Funds from operations before allocations to the minority Unitholders	59,145	65,700	169,475	195,942
Less: Funds from operations allocable to the minority Unitholders	(4,857)	(4,596)	(13,848)	(12,940)

Funds from operations allocable to CarrAmerica Realty Corporation	54,288	61,104	155,627	183,002
Less: Preferred stock dividends	(7,351)	(8,655)	(24,483)	(26,050)

Funds from operations allocable to common shareholders	$46,937	$52,449	$131,144	$156,952

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, dividends, achievements or transactions to be materially different from any future results, performance, dividends, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	National and local economic, business and real estate conditions that will, among other things, affect:
•	Demand for office properties
•	The ability of the general economy to recover timely from the current economic conditions
•	The availability and creditworthiness of tenants
•	The level of lease rents
•	The availability of financing for both tenants and us;
•	Adverse changes in the real estate markets, including, among other things:
•	Competition with other companies, and
•	Risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget);
•	Possible charges or payments resulting from our guarantees of certain leases of HQ Global Workplaces, Inc;
•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;
•	Ability to obtain insurance at a reasonable cost;
•	Ability to maintain our status as a REIT for federal and state income tax purposes;
•	Governmental actions and initiatives; and

Management’s Discussion and Analysis

•	Environmental/safety requirements.

For further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the documents we file from time to time with the Securities and Exchange Commission, and in particular, the section titled “The Company – Risk Factors” in our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We use derivative financial instruments from time to time to limit market risk. Interest rate exchange agreements may be used to convert floating rate debt to a fixed rate basis, to convert fixed rate debt to a floating rate basis or to hedge anticipated financing transactions. We use derivative financial instruments only for hedging purposes, and not for speculation or trading purposes. On May 8, 2002, we entered into an interest rate swap with JP Morgan Chase and Bank of America, hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swap matures at the same time the notes are due. The swap qualifies as a fair value hedge. Net semi-annual settlement payments are recognized as an increase or decrease to interest expense. The fair value of the interest rate swap is recognized on our balance sheet and the carrying value of the senior unsecured notes are increased or decreased by an offsetting amount. As of September 30, 2002, the fair value of the interest rate swap was approximately $5.4 million. We recognized a reduction in interest expense for the three months and nine months ended September 30, 2002 of approximately $1.0 million and $1.5 million, respectively, related to the swap. As of September 30, 2002, taking into account the effect of the interest rate swap, the effective interest rate on the notes was reduced to 4.4%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we also purchased interest rate caps. As of September 30, 2002, the fair market value of these interest rate caps was $35,600.

Our unsecured line of credit carries an interest rate of LIBOR plus 0.7%. This exposes us to the risk of higher interest costs if LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit $134,000 for the third quarter of 2002.

Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2001 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

We are currently involved in two lawsuits arising out of a sublease entered into by HQ Global in March 1998 and our guarantee to the landlord of the performance of HQ Global’s obligations under the sublease. On March 13, 2002 HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. In its bankruptcy proceedings, HQ Global rejected the sublease effective April 30, 2002. In June 2002, we received a demand for payment by the landlord of the full amount of the guarantee (approximately $5.4 million of lease payments remain under the lease).

We believe, however, that we have defenses to making payment under the guarantee and therefore joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that the sublease was terminated not later than February 28, 2002. In February 2002, HQ Global, with the knowledge of the landlord, vacated the space it was subleasing and surrendered possession of the space to the landlord. The landlord then began utilizing the space for its own benefit, as a storage and staging area related to construction the landlord was performing on other space it occupied. We believe that the landlord’s use of the space effectively terminated the sublease as a matter of law and that therefore we have no obligation to make payments under the guarantee.

On July 26, 2002, the landlord under the sublease filed suit in the United States District Court for the Southern District of New York seeking payment from us under the guarantee. The district court in New York ruled that the bankruptcy court should determine which of the two courts should decide this dispute. The bankruptcy court has not yet decided that issue.

Although we believe that we have valid defenses to the payment of the guarantee obligations, there can be no assurance that the courts will not find in favor of the landlord under the sublease. However, even if the landlord were successful in its claims, we do not believe that this result would have a material adverse effect on our financial condition.

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	Third Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty, L.P. dated July 31, 2002, filed herewith.

10.2	Fourth Amended and Restated Agreement of Limited Partnership of Carr Realty, L.P. dated July 31, 2002, filed herewith.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY CORPORATION

/s/ Kurt A. Heister

Kurt A. Heister, Controller
(on behalf of the registrant and as the registrant’s
chief accounting officer)

Date: November 8, 2002

CERTIFICATION

I, Thomas A. Carr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CarrAmerica Realty Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Thomas A. Carr
Thomas A. Carr
Chief Executive Officer

CERTIFICATION

I, Stephen E. Riffee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CarrAmerica Realty Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Stephen E. Riffee
Stephen E. Riffee
Chief Financial Officer