Form 10-K
period 2002-12-31
CARRAMERICA REALTY CORP
filed 2003-02-28
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 1-11706

CARRAMERICA REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1796339
(State of Incorporation)	(I.R.S. Employer Identification No.)

1850 K Street, N.W. Washington, D.C.	20006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 729-1700

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

As of June 28, 2002, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,536.8 million, based upon the closing price of $30.85 on the New York Stock Exchange composite tape on such date.

Number of shares of Common Stock outstanding as of February 24, 2003: 51,737,323

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the Annual Stockholders Meeting to be held in 2003 are incorporated by reference into Part III.

PART 1

Item 1. Business

THE COMPANY

General

CarrAmerica Realty Corporation is a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2002, we owned greater than 50% interests in 260 operating office buildings and two office buildings and one residential property under construction. The 260 operating office buildings contain a total of approximately 20.3 million square feet of net rentable area. The two office buildings under construction will contain approximately 70,000 square feet of net rentable area. The stabilized operating buildings (those in operation more than one year) in which we owned a controlling interest as of December 31, 2002 were 92.3% leased. These properties had approximately 1,050 tenants. As of December 31, 2002, we also owned minority interests (ranging from 15% to 50%) in 36 operating office buildings and two buildings under construction. The 36 operating office buildings contain a total of approximately 4.9 million square feet of net rentable area. The two office buildings under construction will contain approximately 608,000 square feet of net rentable area. The stabilized operating buildings in which we owned a minority interest as of December 31, 2002 were 92.3% leased.

We were organized as a Maryland corporation on July 9, 1992. We or our predecessor, The Oliver Carr Company (“OCCO”), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 40 years. Our experienced staff of approximately 780 employees, including about 470 on-site building employees, provides a broad range of real estate services. Our principal executive offices are located at 1850 K Street, NW, Washington, DC 20006. Our telephone number is 202-729-1700. Our web site can be found at www.carramerica.com.

Business Strategy

Our primary business objectives are to achieve long-term sustainable per share earnings and cash flow growth and to maximize stockholder value by acquiring, developing, owning and operating office properties primarily in markets throughout the United States that we believe exhibit strong, long-term growth characteristics. We believe we utilize our knowledge of our core markets to evaluate market conditions in order to maintain strategic flexibility and determine whether those conditions favor acquisition, development or disposition of assets. During the last five years, we have actively deployed capital between acquisitions and development in order to create a portfolio with strong long-term growth prospects.

Our principal segment of operations is real estate property operations, which consist primarily of commercial property ownership. Approximately 95.4% of our operating revenues for the year ended December 31, 2002 were associated with our real estate property operations. Other business activities, including development and property management services, are included in other operations.

Local Market Focus

We focus our acquisition and development activity in U.S. markets that possess favorable long-term growth characteristics.

We have established a local presence in each of our existing markets by acquiring and/or developing a critical mass of properties. This local presence is maintained through continuing investment and development activity and relationships established by our Market Managing Directors.

Activities in each of the markets in which we own property are overseen by a Market Managing Director. Our Market Managing Directors are responsible for maximizing the performance of our properties in their respective markets, ensuring that we are consistently meeting the needs of our customers, identifying new growth opportunities and maintaining active relationships with real estate brokers. Because they meet with our customers and local brokers on a regular basis, the Market Managing Directors have extensive knowledge of local conditions in their respective markets and are invaluable in building our local operations and investment strategies.

Our property net operating income by market for the year ended December 31, 2002 was as follows:

Market	Percent of Property Operating Income for the Year Ended 12/31/2002
San Francisco Bay Area	33.6
Washington, D.C. Metro	21.4
Southern California	14.2
Seattle/Portland	7.8
Dallas	3.6
Atlanta	5.0
Chicago	4.9
Phoenix	3.0
Denver	2.9
Salt Lake City	2.3
Austin	1.3

100.0

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The sustained lack of job growth has reduced demand for office space and overall vacancy rates for office properties have increased in most of our markets. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until at least 2004. During 2002, our markets weakened significantly and our operations in those markets were adversely impacted. The occupancy in our portfolio of stabilized operating properties decreased to 92.3% at December 31, 2002 compared to 95.3% at December 31, 2001 and 97.4% at December 31, 2000. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets in 2003. Rental rates on space that was re-leased in 2002 decreased an average of 12.1% in comparison to rates that were in effect under expiring leases.

Flexible Investment Strategy

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

Acquisitions

From time to time, we have been very active in acquiring office properties. During 2002, we acquired five operating properties totaling almost 900,000 rentable square feet for approximately $216.1 million, including assumed debt. We will continue to selectively pursue acquisitions in our markets where attractive opportunities exist, particularly when pricing yields make acquisitions of existing properties attractive in comparison to new property development. However, competition for available properties and unattractive yields may limit our acquisition activities in 2003.

Dispositions

We also may dispose of assets that become inconsistent with our long-term strategic or return objectives. We may then redeploy the proceeds from the dispositions into other office properties, or use them to fund development operations or to support other corporate needs. We also may contribute properties that we own to joint ventures with third parties.

Development

Development of office properties is a component of our growth strategy. We believe that long-term investment returns resulting from properties we develop should generally exceed those from properties we acquire, without the assumption of significantly increased investment risks inherent in development properties. We seek to control development risks by:

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

In the current environment, we have reduced our speculative development activities significantly and we are now primarily focused on the development of build-to-suit, substantially pre-leased projects and managing projects for third parties. Our research-driven development program enables us to tailor our development activities in each market, from inventory development, build-to-suit projects and acquiring and holding land for future development.

Financing

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We mainly use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to reduce the risk that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may enter into interest rate swaps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We could either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate, depending upon the interest rate environment we perceive from time to time.

Stock Repurchases

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the 9.2 million shares repurchased from Security Capital Group, Incorporated (“Security Capital”) in November 2001 and our preferred stock redemption of 4.0 million shares in September 2002, which were separately approved. Since the start of this program in mid-2000 through December 31, 2002, we have acquired approximately 10.1 million of our common shares for an aggregate purchase price of approximately $289.0 million. Additionally, during 2002, we repurchased 1.8 million shares of our preferred stock for approximately $45.5 million, in addition to the 4.0 million shares we redeemed in September 2002 for $100.0 million. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities represents an appropriate investment.

Joint Ventures

Joint venture arrangements provide us with opportunities to reduce investment risk by diversifying capital deployment and enhancing returns on invested capital from fee arrangements. We principally utilize these arrangements on projects characterized by large dollar-per-square foot costs and/or when we desire to limit capital deployment in certain of our markets. For example, in August 2000, we consummated a joint venture with the New York State Teachers’ Retirement System. The transaction allowed us to further our business strategy of increasing returns on our invested capital and to recycle capital into and out of markets based on market dynamics. We received approximately $249.6 million in cash from the transaction at closing. In June 2001, the joint venture obtained third-party financing, and we received $77.9 million of the financing proceeds.

2002 Activities

Acquisition Activity

During 2002, we acquired five operating properties totaling almost 900,000 rentable square feet for approximately $216.1 million including assumed debt. The table below details our 2002 acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
11119 Torrey Pines Rd.	Southern Califormia	May-02	1	76,701	$19,000
Canal Center	Washington, DC Metro	Aug-02	4	492,001	121,779
TransPotomac V Plaza	Washington, DC Metro	Aug-02	1	96,960	19,721
Carroll Vista I & II	Southern Califormia	Sep-02	3	107,579	24,600
Stanford Research Park	San Francisco Bay Area	Oct-02	2	89,595	31,000

			11	862,836	$216,100

Disposition Activity

During 2002, we sold three operating properties totaling almost 900,000 square feet for approximately $169.3 million in cash recognizing a total gain on the sales of $29.8 million. The table below details our 2002 dispositions.

2002
Property Name	Market	Month Sold	Number of Buildings	Rentable Square Footage
Wasatch 17	Salt Lake City	May-02	1	72,088
Commons at Las Colinas	Dallas	Aug-02	3	604,234
Braker Point	Austin	Aug-02	1	195,230

			5	871,552

Development Activity

During 2002, we placed in service projects with approximately 114,000 rentable square feet of office space that were previously under development. The total cost of these projects was approximately $15.8 million. We expect that the first year stabilized unleveraged return on this square footage will be approximately 8.5%. As of December 31, 2002, we had approximately 70,000 square feet of office space under construction in two projects that we wholly owned. Our total investment in these projects is expected to be $9.5 million. Through December 31, 2002, we had expended $7.4 million or 77.9% of the total expected investment for these projects. In conjunction with an office property development project through a joint venture, we are also developing a residential property. Total project costs for the residential property are expected to be $19.9 million of which $5.4 million had been expended as of December 31, 2002.

Development of properties for others has become a more significant part of this segment of our business. This includes development of properties for joint ventures in which we are partners and for unaffiliated parties.

As of December 31, 2002, we also had approximately 608,000 rentable square feet of office space under construction in two projects in which we own minority interests. These projects are expected to cost approximately $188.3 million. Our total investment in these projects is expected to be approximately $57.7 million. Through December 31, 2002, approximately 53.7% or $101.2 million of the total project costs had been expended, of which our portion was $31.3 million.

HQ Global Workplaces, Inc.

In 1997, we began making investments in HQ Global Workplaces, Inc. (“HQ Global”), a provider of executive office suites. On June 1, 2000, we, along with HQ Global, VANTAS Incorporated (VANTAS) and FrontLine Capital Group (FrontLine), consummated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interests in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. We received $377.3 million in cash in connection with these transactions. In addition, $140.5 million of debt which we had guaranteed was repaid with a portion of the cash proceeds. Following the transaction, we owned approximately 16% of the equity of HQ Global on a diluted basis and our investment had a carrying value of $42.2 million.

FrontLine, the majority stockholder of HQ Global, announced in October 2001 that HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine term indebtedness, was in a forbearance period with HQ Global lenders and was actively negotiating with those lenders. In November 2001, FrontLine disclosed that it had recognized an impairment in the value of intangible assets relating to HQ Global due to HQ Global’s trend of operating losses and its inability to remain in compliance with the terms of its debt arrangements. Based on these factors, our analysis of the financial condition and operating results of HQ Global (which deteriorated significantly during 2001 as the economic slowdown reduced the demand for temporary office space, particularly from technology-related tenants) and the losses of key board members and executives by HQ Global, particularly in the last half of 2001, we determined in the fourth quarter of 2001, that our investment in HQ Global was impaired. We recorded a $42.2 million impairment charge, reducing the carrying value of our remaining investment in HQ Global to zero.

On March 13, 2002, HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. During 1997 and 1998, to assist HQ Global as it grew its business, we provided guarantees of HQ Global’s performance under four office leases. To our knowledge, all monthly rental payments were made by HQ Global under two of these leases through January 2002, and rental payments under the other two leases were made through February 2002. In connection with the June 2000 merger transaction, FrontLine agreed to indemnify us against any losses incurred with respect to guarantees of the four office leases. However, on June 12, 2002, FrontLine also filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws, and therefore it is unlikely that we will recover any resulting losses from FrontLine under this indemnity.

In the course of its bankruptcy proceedings, HQ Global has filed motions to reject two of these four leases. One lease is for space in San Jose, California. This lease is for approximately 22,000 square feet of space at two adjacent buildings and runs through October 2008. Total aggregate remaining lease payments under this lease as of February 1, 2002 were approximately $6.2 million (approximately $0.7 million of which was payable in 2002); however, our liability under this guarantee was limited to approximately $2.0 million. We reached an agreement with the landlord of this lease under which we paid $1.75 million in full satisfaction of the guarantee in January 2003. We recognized this expense in 2002.

The second lease that was rejected by HQ Global is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million (approximately $0.8 million of which was payable in 2002). In June 2002, we received a demand for payment of the full amount of the guarantee. However, we believe that we have defenses to payment under this guarantee available to us and joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that the lease was terminated by the landlord of the sublease not later than February 28, 2002. On July 26, 2002, the landlord under the sublease filed suit in federal court in New York seeking payment from us under this guarantee. In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of December 31, 2002, we had not made any payments under this guarantee.

HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.5 million, which liability reduces over the life of the lease until its expiration in September 2007. As of December 31, 2002, we have not accrued any expense related to or made any payments under this guarantee.

The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million (approximately $0.6 million of which was payable in 2002). We initially recognized an expense of $0.4 million under this guarantee in the first quarter of 2002 based on a tentative agreement with HQ Global under which HQ Global would not reject this lease obligation and we would fund HQ Global’s operating losses at this location for a limited period of time. Due to deteriorating conditions in the local commercial real estate market, HQ Global subsequently determined that the tentative agreement was not in its best interest. HQ Global indicated to us that it intended to reject this lease unless its rent was reduced to current market rates. As an interim measure, we entered into an agreement with HQ Global as of June 30, 2002 to fund operating losses at this location up to an aggregate amount of $130,000 in exchange for HQ Global forbearing from rejecting this lease until September 15, 2002, or if it obtained from the bankruptcy court an extension of time within which to reject leases, November 1, 2002. Because the bankruptcy court has since twice extended the time period within which HQ Global may reject this lease to May 9, 2003, we have twice extended the existing forbearance agreement in exchange for funding operating losses up to an additional aggregate amount of $245,000. As a result of our efforts to mitigate our exposure under this guarantee, we entered into agreements with HQ Global in January 2003 under which HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates. These agreements remain subject to approval by both the bankruptcy court and the landlord under the lease. In addition, these agreements will not be enforceable if HQ Global fails to successfully reorganize and emerge from the bankruptcy proceedings. There can be no assurance that the necessary approvals will be granted, that material changes to the agreements will not be required to gain approvals, or that HQ Global will successfully reorganize and emerge from the bankruptcy proceedings. We increased our provision for loss under this guarantee to $6.9 million in the second quarter of 2002 and this continues to represent the amount we have determined to be our likely exposure under this guarantee as of December 31, 2002. However, there can be no assurance that we will not be required to further increase our provision or make cash payments related to this guarantee in future periods up to, in the aggregate, the full amount of the guarantee. As of December 31, 2002, we had not made any payments under this guarantee.

Financing Activity

In January 2002, we issued $400.0 million of senior unsecured notes. The notes bear interest at 7.125% per annum payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. The notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. (both rated A+ by Standard & Poors), hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due and qualify for accounting purposes as fair value hedges.

In November 2002, we issued $50.0 million of 5.261% and $175.0 million of 5.25% senior unsecured notes. The notes mature on November 30, 2007. The interest on the notes is payable semi-annually beginning May 30, 2003. All the notes are unconditionally guaranteed by CarrAmerica Realty, L.P.

In conjunction with the issuance of the $175.0 million of 5.25% senior unsecured notes, in November 2002, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. (all rated A+ by Standard & Poors). We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due and qualify as fair value hedges for accounting purposes.

As of December 31, 2002, 74.3% of our debt carried a fixed rate of interest and 25.7% is subject to a variable rate of interest, including the debt effectively converted to a variable rate though the use of interest rate swap agreements.

During 2002, we repurchased 1.8 million shares of our preferred stock for approximately $45.5 million, redeemed 4.0 million shares of our preferred stock for $100.0 million. We also repurchased 1.4 million shares of our common stock for approximately $35.9 million.

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, achievements or transactions to be materially different from any future results, performance, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

*	National and local economic, business and real estate conditions that will, among other things, affect:

*	Demand for office properties,

*	The ability of the general economy to recover timely from the current economic downturn,

*	Availability and creditworthiness of tenants,

*	The level of lease rents, and

*	The availability of financing for both tenants and us;

*	Adverse changes in the real estate markets, including, among other things:

*	Competition with other companies, and

*	Risks of real estate acquisition and development (including the failure of pending developments to be completed on time and within budget);

*	Possible charges or payments resulting from our guarantees of certain leases of HQ Global Workplaces, Inc.;

*	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

*	Ability to obtain insurance at a reasonable cost;

*	Ability to maintain our status as a REIT for federal and state income tax purposes;

*	Governmental actions and initiatives; and

*	Environmental/safety requirements.

Available Information

The address of our site on the World Wide Web is www.carramerica.com. You may obtain on our web site, free of charge, a copy of this Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments filed to those reports, as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission.

Our Directors

The current members of our Board of Directors are as follows:

*	Thomas A. Carr, 44, has been our Chairman of the Board of Directors since May 2000 and a director since 1993 and Chief Executive Officer since 1997. Mr. Carr was our President from 1993 until March 2002, our Chief Operating Officer from April 1995 to May 1997 and our Chief Financial Officer from February 1993 to April 1995. Mr. Carr holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Brown University. Mr. Carr is a member of the Board of Governors of the National Association of Real Estate Investment Trusts, the Young Presidents Organization and Federal City Council. He is a member of the Board of Directors of The Oliver Carr Company and V Technologies International Corp. (d\b\a AgilQuest). Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Robert O. Carr. Mr. Carr is chairman of the Executive Committee and a member of the Investment Committee of the Board of Directors. In addition, Mr. Carr is a member of management’s Operating and Investment Committees.

*	Oliver T. Carr, Jr., 77, was Chairman of our Board of Directors from February 1993 until May 2000. He also served as our Chief Executive Officer from 1993 to 1997. Mr. Carr founded The Oliver Carr Company in 1962 and since that time he has been its Chairman of the Board and a director as well as President from 1962 to 2000. He also is Chairman Emeritus of the Board of Trustees of The George Washington University. Mr. Carr is the father of both our current Chairman, President and Chief Executive Officer, Thomas A. Carr, and Robert O. Carr, the President of Carr Urban Development, LLC. Mr. Carr is chairman of the Investment Committee of the Board of Directors.

*	Andrew F. Brimmer, 76, has been a director since February 1993. He has been President of Brimmer & Company, Inc., an economic and financial consulting firm, since 1976. Dr. Brimmer is the Wilmer D. Barrett Professor of Economics at the University of Massachusetts, Amherst. He also serves as a director of BlackRock Investment Income Trust, Inc. (and other funds) and Borg-Warner Automotive, Inc. From June 1995 through August 1998, Dr. Brimmer served as chairman of the District of Columbia Financial Control Board. He was a member of the Board of Governors of the Federal Reserve System from March 1966 through August 1974. Dr. Brimmer received a B.A. degree and a master’s degree in economics from the University of Washington and a Ph.D. in economics from Harvard University. Dr. Brimmer is chairman of the Audit Committee and a member of the Conflicts Committee, the Executive Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors.

*	A. James Clark, 75, has been a director since February 1993. He is Chairman of the Board and CEO of Clark Enterprises, Inc. (“CEI”), a Bethesda, Maryland-based holding company. CEI has been involved in real estate and commercial and residential construction since 1972. CEI includes the Clark Construction Group, one of the United States largest general contractors. Mr. Clark is on the Board of Trustees of the University of Maryland College Park Foundation, and is a Trustee Emeritus of the Johns Hopkins University and the Johns Hopkins Board of Medicine. He is also a member of the PGA Tour Golf Course Properties Advisory Board. Mr. Clark is a graduate of the University of Maryland. He is a member of the Investment Committee of the Board of Directors.

*	Philip L. Hawkins, 47, has been a director since March 2002. Mr. Hawkins has been President since March 2002 and Chief Operating Officer since October 1998. From February 1996 to October 1998, Mr. Hawkins served as Managing Director—Asset Management. Prior to that time Mr. Hawkins was employed by Jones Lang LaSalle, a real estate services company, since 1982. He holds a Masters in Business Administration from the University of Chicago Graduate School of Business and a Bachelors of Arts degree from Hamilton College. Mr. Hawkins is a member of the Investment Committee of the Board of Directors. In addition, Mr. Hawkins is a member of management’s Operating and Investment Committees.

*	Timothy Howard, 54, has been a director since August 1998. Mr. Howard has been the Executive Vice President and Chief Financial Officer of Fannie Mae since 1990 and a member of Fannie Mae’s Office of the Chairman since November 2000. Mr. Howard has been proposed for election to Fannie Mae’s Board of Directors as Vice Chairman in May 2003. From 1988 to 1990, Mr. Howard was Executive Vice President – Asset Management of Fannie Mae. Mr. Howard has held positions of increasing responsibility with Fannie Mae since beginning with the company in 1982. Mr. Howard received a Masters degree in economics and Bachelors in economics, magna cum laude, from the University of California, Los Angeles. Mr. Howard chairs the Executive Compensation Committee and is a member of the Audit Committee and the Conflicts Committee of the Board of Directors.

*	Robert E. Torray, 65, has been a director since February 2002. Mr. Torray is the founder and has been Chairman of Robert E. Torray & Co., Inc., an institutional investment firm since 1972. Mr. Torray is also the founder and President of Torray Corporation, a mutual fund manager and is founder and Chairman of Birmingham Capital Management Company, an investment management company. Mr. Torray received his B.A. from Duke University. Mr. Torray is chairman of the Conflicts Committee and a member of the Nominating and Corporate Governance Committee, the Investment Committee and the Executive Compensation Committee of the Board of Directors.

*

Wesley S. Williams, Jr., 60, has been a director since February 1993. Mr. Williams has been a partner of the law firm of Covington & Burling since 1975. After serving as a junior member of the Faculty of Law of Columbia University, Mr. Williams was adjunct professor of real estate finance law at Georgetown University Law Center from 1971 to 1973. In addition, he is an author or contributing author of several texts on banking law and on real estate investment and finance, and served for more than a decade on the Editorial Advisory Board of the District of Columbia Real Estate Reporter. Mr. Williams is currently Chairman of the Board of Directors of the Federal Reserve Bank of Richmond. Mr. Williams is Co-Chairman of the Board of Directors of Lockhart Companies, Inc. and of its real estate, insurance, consumer finance and miscellaneous Internet and venture subsidiaries. Mr. Williams is a member of the Executive Committee of the Board of Trustees of Penn Mutual Life Insurance Company, of which he is the Senior Trustee. He is also Chairman of the Executive Committee of the Board of Regents of the Smithsonian Institution. Mr. Williams received B.A. and J.D.

degrees from Harvard University, an M.A. degree from the Fletcher School of Law and Diplomacy and an LL.M. degree from Columbia University. Mr. Williams is chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee, Executive Committee and the Conflicts Committee of the Board of Directors.

Our Executive Officers and Certain Key Employees

Our executive officers and key employees (including executive officers and key employees of CarrAmerica Development, Inc. and other affiliates) are as follows:

*	Karen B. Dorigan, 38, has been Chief Investment Officer since November 2000. Prior to that time, she was Managing Director – Capital Markets and Investments since April 1999. Prior to that time, Ms. Dorigan served as a Senior Vice President since May 1997. Prior to that, Ms. Dorigan served as one of our Vice Presidents since January 1996. Prior to that, Ms. Dorigan served for more than nine years in a variety of capacities in the development business of The Oliver Carr Company, including from February 1993 to January 1996 as a Vice President. Ms. Dorigan holds a Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School. Ms. Dorigan is a member of management’s Operating and Investment Committees.

*	Linda A. Madrid, 43, has been Managing Director, General Counsel and Corporate Secretary since November 1998. Prior to that time Ms. Madrid served as Senior Vice President and General Counsel since March 1998. Prior to that time, Ms. Madrid had been Senior Vice President, Managing Director of Legal Affairs and Corporate Secretary of Riggs National Corporation/Riggs Bank N.A. since February 1996 and Vice President and Litigation Manager from September 1993 to January 1996. Before joining Riggs, Ms. Madrid practiced law in several law firms in Washington, D.C. and served as Assistant General Counsel for Amtrak. Ms. Madrid is a member of the Executive Committee of the American Corporate Counsel Association. Ms. Madrid holds a J.D. from Georgetown University Law Center and a Bachelor of Arts degree from Arizona State University. Ms. Madrid is a member of management’s Operating Committee.

*	Stephen E. Riffee, 45, has been Chief Financial Officer since April 1, 2002. Prior to that time, he served as Senior Vice President, Controller and Treasurer since July 1999. Prior to that time, Mr. Riffee served as Vice President Finance and Chief Accounting Officer of Marriott International, Inc. for three years. Prior to joining Marriott International, Inc., Mr. Riffee served as Assistant Vice President at Burlington Northern Railroad after having previously worked in the National Transportation Practice of KPMG Peat Marwick. Mr. Riffee holds a Bachelor of Science in Commerce degree from the McIntire School of Commerce of the University of Virginia. Mr. Riffee is a member of management’s Operating and Investment Committees.

*	Paul R. Adkins, 44, was appointed President, Carr Real Estate Services, Inc. in 2002. From 1999 to 2002, he was Managing Director – Private Capital. From 1996 to 1999, Mr. Adkins served as the Company’s Senior Vice President, Market Managing Director for Washington, D.C. Mr. Adkins has been with the Company for over 17 years, including serving as Vice President of Acquisitions from May 1994 to August 1996. Prior to that, Mr. Adkins served in a variety of other capacities with the Company, with over 12 years in commercial real estate leasing. Mr. Adkins is a member of the District of Columbia’s Building Industry Association and Northern Virginia’s National Association of Industrial and Office Parks. Mr. Adkins holds a Bachelor of Arts degree in Economics from Bucknell University. Mr. Adkins is a member of management’s Operating and Investment Committees.

*	Steven N. Bralower, 54, has been Executive Vice President of Carr Real Estate Services, Inc., an affiliate that conducts management and leasing operations, since January 1999, and Senior Vice President of Carr Realty, L.P., a subsidiary, since May 1996. Mr. Bralower was Senior Vice President of Carr Real Estate Services, Inc. from 1993 to May 1996. Mr. Bralower is a member of the Greater Washington Commercial Association of Realtors. Mr. Bralower has been a member of the Georgetown University Law Center adjunct faculty since 1987. Mr. Bralower holds a Bachelor of Arts degree from Kenyon College.

*

Robert O. Carr, 53, has been President of CarrAmerica Urban Development, LLC, a subsidiary of CarrAmerica Development, since June 1998, and Chairman of the Board of Directors of Carr Real Estate Services, Inc., since February 1993. Mr. Carr served as President of Carr Real Estate Services, Inc. from 1993 to 1998. Mr. Carr is a director of The Oliver Carr Company. From 1987 until February 1993, he served as President and Chief

Executive Officer of The Oliver Carr Company. Mr. Carr is a member of the Boards of Directors of the Greater Washington Research Center, the Corcoran School of Art and the National Cathedral School for Girls. Mr. Carr is also a member of the Greater Washington Board of Trade, the Urban Land Institute and the D.C. Chamber of Commerce. Mr. Carr holds a Bachelor of Arts degree from Trinity College. Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Thomas A. Carr.

*	Clete Casper, 43, has been Market Managing Director – Seattle since July 1999. Prior to that time Mr. Casper served as the Company’s Vice President, Market Managing Director for Seattle since July 1996. Mr. Casper has over 10 years of experience in real estate and marketing. Mr. Casper’s most recent experience includes one year as a Senior Associate with CB Commercial Real Estate Group Inc., Seattle, Washington. Prior to that, Mr. Casper was with Sabey Corporation in Seattle, Washington, serving as Development Manager for four years and as a Marketing Associate for five years. Mr. Casper is a graduate of Washington State University. Mr. Casper is a member of management’s Operating Committee.

*	John J. Donovan, Jr., 59, has been a Market Managing Director since July 1999 and was President of Carr Real Estate Services, Inc., from 1999 to 2002. Prior to that time, Mr. Donovan served as Senior Vice President of Carr Real Estate Services, Inc. from 1993 to 1998. He is a member of the Advisory Board for Jubilee Enterprise of Greater Washington, the Economic Club of Washington, the Greater Washington Board of Trade and the Greater Washington Commercial Association of Realtors. Mr. Donovan holds a Bachelor of Arts degree from Georgetown University. Mr. Donovan is a member of management’s Operating Committee.

*	J. Thad Ellis, 42, has been Market Managing Director – Atlanta since July 1999. Prior to that time Mr. Ellis served as the Company’s Vice President, Market Managing Director for Atlanta since November 1996. Mr. Ellis has over 15 years of experience in real estate. Mr. Ellis’ most recent experience includes 10 years with Peterson Properties. At Peterson Properties, his primary responsibility was to oversee and coordinate leasing and property management for the management services portfolio. Mr. Ellis is a graduate of Washington & Lee University and is a member of the National Association of Industrial and Office Parks and Atlanta’s Chamber of Commerce and is on the Advisory Board of Black’s Guide. Mr. Ellis is a member of management’s Operating and Investment Committees.

*	Richard W. Greninger, 51, has been Managing Director – Property Operations since May 1999. Prior to that time Mr. Greninger served as Senior Vice President—Operations since January 1998. Prior to that, Mr. Greninger had been the Senior Vice President of Carr Real Estate Services, Inc., since March 1995. Prior to that time, he had been Vice President of Carr Real Estate Services, Inc. since February 1993. During 1994, Mr. Greninger served as President of the Greater Washington Apartment and Office Building Association. Mr. Greninger has served as a director of both the Institute of Real Estate Management and the Building Owners and Managers Association and a former Chairman of its National Advisory Council. Mr. Greninger holds a Masters in Business Administration from the University of Cincinnati and a Bachelor of Science degree from Ohio State University. Mr. Greninger is a member of management’s Operating Committee.

*	Kurt A. Heister, 33, joined CarrAmerica in August 2002 as Controller. Prior to joining the Company, he worked for Arthur Andersen LLP for eleven years, most recently as a Senior Manager in their Real Estate and Hospitality practice. Mr. Heister holds a Bachelor of Science degree in Accounting from Pennsylvania State University. Mr. Heister is a member of management’s Operating Committee.

*	Thomas Levy, 38, has been Senior Vice President – Investments since April 2001. He joined CarrAmerica in 1996 as Associate Due Diligence Officer after which he was promoted to Investments Director. He was promoted to Vice President of Special Projects in April 1999 and then promoted to Vice President – Investments in April 2000. Prior to joining CarrAmerica, Mr. Levy was an Associate in the Investment Advisory Group at J.E. Roberts Companies for five years. Before joining J.E. Roberts, Mr. Levy was a Senior Consultant with Arthur Andersen & Company. He holds a Master of Business Administration from American University and a Bachelor of Arts in Economics from the University of Wisconsin. Mr. Levy is a member of management’s Operating Committee.

*	Joel A. Manfredo, 48, became Chief Technology Officer and Managing Director of e-business solutions in November 2000. Prior to joining us, Mr. Manfredo was Vice President and Director of Information Strategies with The Rouse Company from 1988. Mr. Manfredo served as Director of Investment Assets for a subsidiary of McCormick and Company from 1981 to 1988. Mr. Manfredo holds a Masters of Science in Finance and a

Masters of Business Administration from Loyola College, as well as, a Bachelors of Science in Business Administration from Lehigh University. He is a member of management’s Operating Committee.

*	Robert M. Milkovich, 43, was appointed Managing Director, Carr Real Estate Services, Inc. in 2002. From 1999 to 2002, he was Market Managing Director. Prior to that time Mr. Milkovich served as Vice President, Market Managing Director for Phoenix, Arizona since January 1998. Mr. Milkovich has over 14 years of experience in real estate leasing. Mr. Milkovich’s most recent experience includes five years as the Assistant Vice President of leasing for Carr Real Estate Services, Inc. Mr. Milkovich holds a Bachelor of Science in Business Administration from the University of Maryland. Mr. Milkovich is a member of management’s Operating Committee.

*	Malcolm O’Donnell, 49, joined us as Vice President and Managing Director for our Southern California region in October 2000. He was previously employed as Principal of Alpine Holding and Keller Equity Group, Inc. overseeing development projects. From March 1997 to December 1997, Mr. O’Donnell was Vice President of Acquisitions for Beacon Properties. Mr. O’Donnell holds a Bachelor of Science degree from the University of Southern California. He is a member of management’s Operating Committee.

*	Gerald J. O’Malley, 59, has been Market Managing Director – Chicago since July 1999. Prior to that time Mr. O’Malley served as Vice President, Market Managing Director for Chicago since July 1996. Mr. O’Malley has over 32 years of experience in real estate marketing. Mr. O’Malley’s most recent experience includes 10 years as founder and President of G. J. O’Malley & Company, a real estate office leasing company. Mr. O’Malley holds a Bachelors of Business Administration degree from Loyola University. Mr. O’Malley is a member of management’s Operating Committee.

*	Jeffrey S. Pace, 40, has been Market Managing Director – Austin since July 1999. Prior to that time Mr. Pace served as Vice President, Market Managing Director for Austin, Texas since May 1997. Mr. Pace has over 14 years of experience in real estate marketing. Mr. Pace’s most recent experience was with Trammell Crow Company, where he served as Marketing Director. Prior to that time, Mr. Pace held the position of Marketing Representative in the Dallas and Austin markets for Carlisle Property Company, Stockton, Luedmann, French & West and Trammell Crow Company from 1985 to 1997. Mr. Pace holds a Masters of Business Administration from the University of Texas at Arlington and a Bachelor of Science from the University of Texas at Austin. Mr. Pace is a member of management’s Operating Committee.

*	Christopher Peatross, 37, joined us as Market Managing Director – San Francisco in May 2002. Before joining us, Mr. Peatross served as Senior Vice President for DivcoWest Properties. Before DivcoWest, Mr. Peatross was with Catellus Development Corporation for three years, Hunter Properties for two years and Spieker Properties for six years. Mr. Peatross holds a Bachelor of Science Degree in Quantitative Economics from Stanford University.

*	William H. Vanderstraaten, 42, has been Market Managing Director – Dallas since July 1999. Prior to that time Mr. Vanderstraaten served as Vice President, Market Managing Director for Dallas since April 1997. Mr. Vanderstraaten has over 16 years of experience in real estate development and leasing fields. Mr. Vanderstraaten’s most recent experience prior to working for the Company includes eight years as Vice President—New Development for Harwood Pacific Corporation in Dallas, Texas, where his primary responsibilities were directing large scale development projects and coordinating leasing efforts for portfolios. Mr. Vanderstraaten holds a Bachelor of Science degree in Business Administration from Southern Methodist University. Mr. Vanderstraaten is a member of management’s Operating Committee.

*	Stephen Walsh, 45, has been Senior Vice President of Capital Markets since April 2001. Prior to this appointment, Mr. Walsh served as Acting Manager for Capital Markets. Before joining CarrAmerica, Mr. Walsh was Vice President, Investor Relations for the Mills Corporation. Additionally, he served as Vice President in the Structured Debt Group at Bank of America, N.A. Mr. Walsh received his Master of Business Administration from George Washington University and his Bachelor’s degree from the State University of New York. Mr. Walsh is a member of management’s Operating Committee.

*	Karen L. Widmayer, 44, has served as Senior Vice President of Corporate Communications since August 1999. Prior to that time Ms. Widmayer served as Vice President of Corporate Communications since 1997. Ms. Widmayer is an 18-year veteran of CarrAmerica and our predecessor company. Ms. Widmayer is responsible for our strategic marketing and branding including media relations, advertising, community relations, employee communications, corporate and project marketing as well as our web site and intranet site. Ms. Widmayer performed Masters work in Economics at the University of Tennessee. Ms. Widmayer holds a Bachelor of Arts degree in Business Management from Virginia Intermont College. Ms. Widmayer is a member of management’s Operating Committee.

*	James S. Williams, 46, has been a Managing Director since April 1999 and President of CarrAmerica Development, Inc. since May 1999. Prior to that time Mr. Williams was Senior Vice President of CarrAmerica Development, Inc. since October 1996. Mr. Williams rejoined us after two years as Vice President of Operations of Chadwick International. Prior to that, from 1983 to 1994, he served in a variety of capacities for The Oliver Carr Company including Senior Vice President of Development. Mr. Williams is a guest lecturer at George Washington University. He holds a Bachelor of Science degree in Business Administration from West Virginia University. Mr. Williams is a member of the Board of Directors and a member of the Executive Committee of the District of Columbia Building Industry Association. He is a member of the Investment Committee of CarrAmerica Development, Inc. and a member of management’s Investment and Operating Committees.

Risk Factors

In addition to the other information in this document, you should consider carefully the following risk factors in evaluating an investment in our securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.

Our Performance is Subject to Risks Associated with Real Estate Investment

We are a real estate company that derives most of its income from the ownership and operation of office buildings. There are a number of factors that may adversely affect the income that our properties generate, including the following:

*	Economic Downturns. Downturns in the national economy, or in regions or localities where our properties are located, generally will negatively impact the demand for office space and rental rates.

*	Oversupply of Office Space. An oversupply of space in markets where we own office properties would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates.

*	Competitive Properties. If our properties are not as attractive to tenants (in terms of rent, services or location) as other properties that are competitive with ours, we will lose tenants to those properties or could have to reduce our rental rates to compensate for that disparity.

*	Renovation Costs. In order to maintain the quality of our office buildings and successfully compete against other properties, we periodically have to spend money to repair and renovate our properties.

*	Tenant Risk. Our performance, liquidity and financial condition depend on our ability to collect rent from our tenants. While no tenant in our portfolio accounted for more than 5% of our base rental revenue for the year ended December 31, 2002, our financial position may be adversely affected by financial difficulties experienced by a major tenant, or by a number of smaller tenants, including bankruptcies, insolvencies or general downturns in business.

*	Reletting Costs and Uncertainties. As leases expire, we try to either relet the space to an existing tenant or attract a new tenant to occupy the space. In either case, we likely will incur significant costs in the process. In addition, if market rents have declined since the time the expiring lease was entered into, the terms of any new lease signed likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the income earned from that space.

*	Regulatory Costs. There are a number of government regulations, including zoning, tax and accessibility laws that apply to the ownership and operation of office buildings. Compliance with existing and newly adopted regulations may require us to spend a significant amount of money on our properties.

*	Fixed Nature of Costs. Most of the costs associated with owning and operating an office building are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

*	Environmental Problems. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. The clean up can be costly. The presence of or failure to clean up contamination may adversely affect our ability to sell or lease a property or to borrow using a property as collateral.

*	Competition. A number of other major real estate investors with significant capital compete with us. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds.

*	Insurance. Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. The costs associated with our June 30, 2002 property and casualty insurance renewals were higher than anticipated. All lines of coverage were affected by higher premiums, in part because insurance companies have experienced a loss of income on their investments, underwriting results have been poor and also as a result of the events of September 11, 2001.

New Developments and Acquisitions May Fail to Perform As Expected

We remain active in developing and acquiring office properties. New office property developments are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project will increase, and there may be costs incurred for projects that are not completed. In deciding whether to acquire or develop a particular property, we made certain assumptions regarding the expected future performance of that property. If a number of these new properties do not perform as expected, our financial performance will be adversely affected.

We Do Not Have Exclusive Control Over Our Joint Venture Investments

We have invested in projects or properties as a co-venturer or partner in the development of new properties. These investments involve risks not present in a wholly-owned project. Risks related to these investments could include:

*	Absence of control over the development, financing, leasing, management and other aspects of the project;

*	Possibility that our co-venturer or partner might:

*	become bankrupt;

*	have interests or goals that are inconsistent with ours;

*	take action contrary to our instructions, requests or interests (including those related to our qualification as a REIT for tax purposes); or

*	otherwise impede our objectives; and

*	Possibility that we, together with our partners, may be required to fund losses of the investee.

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

*	No Limitation on Debt Incurrence. Our organizational documents do not limit the amount of debt we can incur. Our degree of leverage could have important consequences, including making it more difficult for us to obtain additional financing in the future for business needs, as well as making us more vulnerable to an economic downturn.

*	Possible Inability to Meet Scheduled Debt Payments; Potential Foreclosure. If our properties do not perform as expected, the cash flow from our properties may not be enough to make required principal and interest payments. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment.

*	Inability to Refinance Debt. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow could be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

*	Financial Covenants Could Adversely Affect Our Financial Condition. Our credit facilities and the indentures under which our senior unsecured indebtedness are issued contain financial and operating covenants, including coverage ratios and other limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. In addition, failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on our financial condition. Failure to meet our financial covenants could result from, among other things, changes in our results of operations or even general economic changes.

*	Variable Interest Rates Could Increase the Cost of Borrowing. As of December 31, 2002, approximately 25.7% of our total financing was subject to variable interest rates, including our line of credit and debt related to interest rate swap agreements. Because we have not hedged significantly against interest fluctuations, significant increases in interest rates could dramatically increase our costs of borrowing. Additionally, interest rates on certain types of our debt are based on the credit rating of our debt by independent agencies, and would be substantially increased in the event that the credit ratings are downgraded.

*	Derivatives. We may use derivative financial instruments at times to limit market risk. Interest rate protection agreements may be used to convert variable rate debt to a fixed rate basis, to convert fixed rate debt to a variable rate basis or to hedge anticipated financing transactions. We use derivative financial instruments only for hedging purposes, and not for speculation or trading purposes. Derivatives expose us to risk if our counter-party does not perform or if interest rates fluctuate.

Our Business Structure Has Certain Risks Associated With It

*	Certain Officers and Directors May Have Interests that Conflict with the Interests of Stockholders. Certain of our officers and members of our board of directors own limited partnership units in Carr Realty, L.P., a partnership that holds some of our properties. These individuals may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and Carr Realty, L.P., such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. We, as the sole general partner of Carr Realty, L.P., have the exclusive authority to determine whether and on what terms Carr Realty, L.P. will sell or refinance an individual property, but the effect of certain transactions on these unitholders may influence our decisions affecting these properties.

*	We May Not Be Able to Sell Properties When Appropriate.

Real estate property investments generally cannot be sold quickly. Agreements that we have entered into with respect to certain properties limit our ability to dispose of these properties. Also, the tax laws applicable to REITs restrict our ability to dispose of certain properties. Therefore, we may be unable to vary our portfolio promptly in response to market conditions, which may adversely affect our financial position. In addition, we are subject to income taxes on the sale of properties by our development company, CarrAmerica Development, Inc.

*	Lack of Voting Control Over Carr Real Estate Services, Inc.

While most of our income is generated from the ownership and operation of our office buildings, we own an 8.1% voting and a 95.8% nonvoting interest in Carr Real Estate Services, Inc. Carr Real Estate Services, Inc. conducts management and leasing operations for third parties and for office buildings in which we own less than a 100% interest. As of December 31, 2002, we owned approximately 95% of the economic interest in Carr Real Estate Services, Inc. The majority of voting common stock of Carr Real Estate Services, Inc. is owned by The Oliver Carr Company. As a result, we have no right to elect the directors of Carr Real Estate Services, Inc., and our ability to influence its operations is limited. Carr Real Estate Services, Inc. may engage in business activities that are not in our best interests.

*	We Depend On External Capital.

To qualify as a REIT, we generally must distribute to our stockholders each year at least 90% of our net taxable income excluding net capital gains and in order to eliminate federal income tax, we must distribute 100% of our net taxable income, including capital gains. Because of this distribution requirement, we likely will not be able to fund all future capital needs, including capital for property development and acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings.

Certain Factors May Inhibit Changes in Control of the Company

*	Charter and By-law Provisions. Certain provisions of our charter and by-laws may delay or prevent a change in control of the Company or other transactions that could provide our common stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of our stockholders. These currently include a staggered board of directors and the ability of our board of directors to authorize the issuance of preferred stock without stockholder approval, although our board of directors intends to recommend that our stockholders vote to amend our charter to eliminate the staggered nature of our board of directors. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our common stockholders.

*	Ownership Limit. In order to assist us in maintaining our qualification as a REIT and for other strategic reasons, our charter contains certain provisions generally limiting the ownership of shares of capital stock by any single stockholder to 9.8% of our outstanding common stock and/or 9.8% of any class or series of preferred stock. The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a stockholder exceeds the ownership limits. These rules may cause a stockholder to be treated as owning stock that is actually owned by others, including family members and entities in which the stockholder has an ownership interest. Our board of directors may waive this restriction with respect to certain stockholders if it is satisfied that ownership in excess of these ownership limits would not jeopardize our status as a REIT and the board otherwise decides that a waiver would be in our interests. Capital stock acquired or transferred in breach of the ownership limit will be automatically transferred to a trust for the benefit of a designated charitable beneficiary.

*	Maryland Law Provisions. Certain provisions of Maryland law which are applicable to us because we are a Maryland corporation prohibit “business combinations” with any person that beneficially owns ten percent or more of our outstanding voting shares (an “interested stockholder”) or with an affiliate of the interested stockholder. These prohibitions last for five years after the most recent date on which the person became an interested stockholder. After the five-year period, a business combination with an interested stockholder must

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

The Market Value of Our Securities Can Be Adversely Affected by Many Factors

As with any public company, a number of factors may adversely influence the public market price of our common stock, many of which are beyond our control. These factors include:

*	Level of institutional interest in us;

*	Perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;

*	Attractiveness of securities of REITs in comparison to other companies;

*	Our financial condition and performance;

*	The market’s perception of our growth potential and potential future cash dividends;

*	Government action or regulation, including President Bush’s proposal to eliminate taxes on dividends for individuals, which, if enacted, is not expected to apply to dividends paid by REITs;

*	Increases in market interest rates, which may lead investors to demand a higher annual yield from our distributions in relation to the price paid for our stock; and

*	Relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our stock.

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

Even if we qualify as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have recently undertaken a number of asset sales, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. In addition, any net taxable income earned directly by some of our affiliates, including Carr Real Estate Services, Inc. and CarrAmerica Development, Inc., is subject to federal and state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Several entities in which we own interests, including Carr Real Estate Services, Inc. and CarrAmerica Development, Inc., have elected to be taxable REIT subsidiaries. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

Legislative or Regulatory Tax Changes May Adversely Affect Us or Our Shareholders

The federal income tax laws governing REITs and other corporations or the administrative interpretations of those laws may be amended at any time. Any new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders. On January 7, 2003, the Bush Administration released a proposal intended to eliminate one level of the “double taxation” that is currently imposed on corporate income for regular C corporations by excluding corporate dividends from an individual’s taxable income to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. REITs currently are tax-advantaged relative to regular C corporations because they are not subject to corporate-level federal income tax on income they distribute to shareholders, but shareholders do include REIT dividends in taxable income. The tax treatment of REITs generally would not be affected by the Bush Administration’s proposal in its current form, except that a REIT that receives dividends from a C corporation that have been subject to corporate income tax could distribute or retain those amounts without a second tax being imposed on the REIT or its shareholders. The Bush Administration’s proposal, if enacted, could cause individual investors to view stocks of regular C corporations as more attractive relative to stocks of REITs than is the case currently because part or all of the dividends on the stocks of the regular C corporation would be exempt from tax for the individual. It is not possible to predict whether in fact this change in relative perceived value will occur or if it occurs, what the impact will be on the value of our stock. In any event, there can be no assurance regarding whether the Bush Administration’s proposal ultimately will be enacted or the form in which it might in fact be enacted.

Item 2. PROPERTIES

General

As of December 31, 2002, we owned interests (consisting of whole or partial ownership interests) in 296 operating office buildings located in 12 markets across the United States. As of December 31, 2002, we owned fee simple title or leasehold interests in 258 operating office buildings, controlling partial interests in two operating office buildings and non-controlling partial interests of 15% to 50% in 36 operating office buildings. In addition, as of December 31, 2002, we owned two office buildings and one residential property under development. Except as we disclose in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we have no immediate plans to renovate our operating properties other than for routine capital improvements.

The following table sets forth information about each operating property in which we own an interest as of December 31, 2002.

		Net		Total	Average
		Rentable		Annualized	Base Rent
	# of	Area in	Percent	Base Rent[3]	/Leased
Property	Buildings	Sq. Feet[1]	Leased[2]	(in thousands)	Sq. Feet[4]	Significant Tenants[5]
Consolidated Properties

EASTERN REGION
Downtown Washington, D.C.:
International Square	3	1,014,914	96.2%	$33,721	$34.54	International Monetary Fund (49%)
900 19th Street	1	101,215	98.1%	3,512	35.36	America’s Community Bankers (30%), Stone & Webster Management (13%), Korn/Ferry International (12%), Lucent Technologies (11%)
2550 M Street	1	192,393	100.0%	6,338	32.94	Patton Boggs L.L.P. (99%)
1730 Pennsylvania Avenue[6]	1	229,292	98.7%	8,288	36.64	Federal Deposit Insurance Co. (47%), King & Spalding (39%)
1255 23rd Street[7]	1	306,395	96.4%	8,794	29.79	Chronicle of Higher Education (30%), William M. Mercer, Inc. (20%), J&H/March & McLennan (14%)
1747 Pennsylvania Avenue[7]	1	151,925	94.8%	4,875	33.87	Legg Mason Wood Walker, Inc. (19%)
1775 Pennsylvania Avenue	1	143,857	98.6%	4,133	29.12	Citicorp Savings of Washington (81%)
Suburban Washington, D.C.:
One Rock Spring Plaza[6]	1	205,721	100.0%	5,934	28.85	Caterair International (22%), Sybase, Inc. (19%)
Sunrise Corporate Center	3	260,253	100.0%	6,473	24.87	Software AG of North America (81%)
Reston Crossing East & West	2	327,788	100.0%	6,556	20.00	Nextel Communications, Inc. (100%)
Trans Potomac V Plaza	1	96,960	94.8%	2,362	25.70	Effinity Financial Corp. (13%), Hawthorn Group, L.C. (13%), Larson & Taylor (11%), Onyx Group (11%), Casals & Associates., Inc. (11%)
Canal Center	4	492,001	90.8%	12,445	27.86	Close Up Foundation (12%)
Atlanta, GA:
Glenridge	1	63,494	98.4%	1,271	20.36	Metropolitan Life Insurance (13%), Brooks, McGinnis & Co. (12%), Spectrum Realty Advisors (12%), Communications Trends (11%)
Century Springs West	1	95,206	71.7%	1,358	19.90	No tenant occupies 10%
Holcomb Place	1	72,827	100.0%	1,365	18.73	Intercept Inc. (64%), Progeni Corporation (13%), Key Construction Services (12%)
Midori	1	99,691	51.3%	978	19.11	UPS (21%), Oakmont Mortgage (12%)
Parkwood	1	150,270	97.1%	2,811	19.26	Onesource (20%), Numerex Corp. (17%)
Lakewood	1	80,768	32.4%	376	14.40	Arch Wood Protection (25%)
The Summit	1	179,085	100.0%	3,234	18.06	Unisys (86%), CSC Continuum (14%)
Spalding Ridge	1	127,833	92.8%	2,412	20.34	Honey Baked Ham (52%), Federal Deposit Insurance Co. (10%)
2400 Lake Park Drive	1	103,460	76.2%	1,426	18.10	United Healthcare Services (28%), Management Consultants Group (19%)
680 Engineering Drive	1	62,154	71.4%	387	8.76	EMS Technologies (26%), Pointclear, LLC (24%), Intelligent Media Corp. (11%)
Embassy Row	3	465,835	85.6%	6,837	17.15	Ceridian Corp. (29%), Hanover Insurance Co. (17%)
Embassy 100, 500	2	190,470	100.0%	4,224	22.18	Art Institute of Atlanta (60%), Career Education Corp. (40%)
Waterford Centre	1	83,170	50.4%	831	19.83	Wood & Co. (23%)

Eastern Region Subtotal	36	5,296,977	92.2%

PACIFIC REGION
Southern California: Orange County/Los Angeles:
Scenic Business Park	4	138,076	87.0%	2,139	17.81	Talbert Medical Group (19%), Miles, Wright, Finely & Zak (19%), Terayon Communication System (17%), Coast Community College (13%), So. Ca. Blood & Tissue Service (12%)
Harbor Corporate Park	4	151,234	79.6%	2,403	19.96	Anzdl, Inc. (25%), Trizetto Group, Inc. (11%)
Plaza PacifiCare	1	104,377	100.0%	1,063	10.19	Pacificare Health Systems, Inc. (100%)
Katella Corporate Center	1	80,609	100.0%	1,514	18.78	No tenants occupies 10%
Warner Center	12	343,486	82.2%	6,730	23.85	General Services Administration (20%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized Base Rent[3] (in thousands)	Average Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
South Coast Executive Center	2	161,787	61.0%	2,529	25.65	No tenants occupies 10%
Warner Premier	1	61,210	87.3%	1,216	22.74	Protective Life Insurance (34%), Charles Schwab (12%), Steven B. Simon (11%)
Von Karman	1	104,138	84.1%	2,236	25.53	Vision Solutions (41%), Fidelity National Title Ins. (26%), Taco Bell Corp. (18%)
2600 W. Olive	1	144,831	100.0%	3,730	25.75	Walt Disney Company (80%), Emmis Radio Corp. (16%)
Bay Technology Center	2	107,481	84.6%	1,358	14.93	Finance America (57%), Stratacare, Inc. (21%)
Pacific Corporate Plaza 1, 2, 3	3	125,268	96.5%	2,489	20.59	Gallagher Bassett Svcs., Inc. (20%), Covenant Care California (16%), Lan International (16%), Aqueduct, Inc. (16%), Marie Callender Pie Shops (14%)
Alton Deere Plaza	6	182,183	74.9%	2,429	17.79	Nextlink California (18%), XO California (12%), Foster Wheeler Environmental (11%)
Westlake Spectrum	2	108,084	78.7%	1,543	18.14	Pinkerton's Inc. (67%), Insweb Corp. (12%)
Southern California: San Diego:
Del Mar Corporate Plaza	2	123,142	100.0%	3,491	28.35	Stellcom, Inc. (79%), JMI, Inc. (20%)
Wateridge Pavilion	1	62,194	89.4%	1,062	19.09	Bsquare (25%), Wateridge Insurance Service (18%), TCS Mortgage, Inc. (14%)
Towne Center Technology Park 1, 2, 3	3	182,120	100.0%	3,250	17.85	Gateway, Inc. (100%)
Lightspan	1	64,800	100.0%	1,278	19.73	Lightspan Partnership, Inc. (100%)
La Jolla Spectrum 1 & 2	2	156,653	100.0%	5,846	37.32	Torrey Mesa Research Institute (51%), Scripps Research Institute (49%)
Palomar Oaks Technology Park	6	170,357	81.4%	1,995	14.38	Unifet, Inc. (23%), TPR Group, Inc. (13%)
Jaycor	1	105,358	100.0%	1,953	18.54	Gateway, Inc. (100%)
Highlands Corporate Center	5	205,191	92.8%	6,210	32.62	Brobeck, Phleger & Harrison (14%), Vycera Communications, Inc. (12%)
11119 Torrey Pines Road	1	76,701	100.0%	1,480	19.29	Chase Manhattan Mortgage (100%)
Carroll Vista I & II	3	107,579	100.0%	2,076	19.30	Chugai Biopharmaceutical (70%), Cardiodynamics International (17%), Peregrine Semiconductors (13%)
Northern California: San Francisco Bay Area:
CarrAmerica Corporate Center	7	1,004,679	100.0%	23,569	23.46	AT&T (52%), Peoplesoft (18%), Pacific Bell Mobile Services (17%), Safeway Inc. (13%)
Valley Business Park I	2	67,784	83.2%	964	17.10	Premier Devices, Inc. (35%), Informative Inc. (17%), Acer Labs, Inc. USA (15%)
Bayshore Centre 2	1	94,874	100.0%	1,992	21.00	Redback Networks (100%)
Rincon Centre	3	201,178	88.4%	3,479	19.56	Toshiba America Electronic (31%), Propel Software (21%), Future Electronics Corp. (19%), GDA Technologies, Inc. (11%)
Valley Centre II	4	212,082	100.0%	3,156	14.88	Boston Scientific (100%)
Valley Office Centre	2	68,798	86.8%	2,138	35.80	Bank of America (21%), Quadrep, Inc. (13%)
Valley Centre	2	102,291	100.0%	1,875	18.33	Seagate Technology (40%), Numerical Technologies (38%), Vivace Networks (22%)
Valley Business Park II	6	166,928	88.9%	3,086	20.80	Pericom Semiconductor (40%)
Rio Robles	7	368,178	76.6%	4,595	16.30	Fujitsu Microelectronics (41%), KLA Instruments (27%)
First Street Technology Center	1	67,582	100.0%	1,014	15.00	Comdisco, Inc. (100%)
Baytech Business Park	4	300,000	100.0%	4,890	16.30	Schlumberger Technologies (58%), Caspian Networks (25%), Rapid 5 Networks, Inc. (13%)
3571 North First Street	1	116,000	100.0%	3,202	27.60	Sun Microsystems (100%)
San Mateo Center I	1	72,137	28.6%	371	17.97	ePORATES (29%)
Oakmead West Land A-G	7	425,981	100.0%	9,968	23.40	Applied Materials (100%)
San Mateo II & III	2	141,440	80.7%	3,483	30.53	Women.com Networks (18%)
Hacienda West	2	206,657	90.8%	5,830	31.06	Paychex (13%), Sun Microsystems (13%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized Base Rent[3] (in thousands)	Average Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Sunnyvale Technology Center	5	165,520	100.0%	3,541	21.39	Lattice Semiconductor (51%), BMC Software (25%), Nokia Internet Communications (12%), Metelics Corp. (12%)
Clarify Corporate Center 1, 2, 3, 4	4	258,048	100.0%	7,256	28.12	Nortel Networks, Inc. (100%)
Valley Technology Center 1, 2, 3, 4, 5, 6 & 7	7	460,590	100.0%	11,349	24.64	Lattice Semiconductor (29%), TSMC North America (24%), Fore Systems (18%), Navisite, Inc. (14%)
Golden Gateway Commons	3	275,041	93.5%	9,300	36.15	Norcal Mutual Insurance (28%), Sharper Image Corp. (21%), ABM Industries, Inc. (11%)
Techmart Commerce Center	1	266,520	88.9%	9,419	39.74	Network Conference Co., Inc. (13%)
Fremont Technology Park 1, 2, 3	3	139,304	100.0%	2,648	19.01	Applied Fiber Optics (39%), Flash Electronics (32%), Bandwidth Unlimited (29%)
Mountain View Gateway Center	2	236,400	100.0%	5,327	22.53	KPMG LLP, (57%), Netscape Communications (43%)
Stanford Research Park[6]	2	89,595	100.0%	4,095	45.71	McKinsey & Co. Inc. (44%), Merrill Lynch (36%)
Portland, OR:
Sunset Corporate Park	3	132,531	60.0%	1,039	13.08	Volkswagon of America (34%)
Rock Creek Corp Center	3	142,662	100.0%	3,166	22.19	Corillian Corp. (86%), University of Phoenix (14%)
Seattle, WA:
Redmond East	10	396,497	90.5%	5,325	14.84	Avaya, Inc. (21%), Cardiac Pacemakers Inc. (20%), Genetic Systems (14%), Riverdeep Group (12%)
Redmond Hilltop B & C	2	90,880	100.0%	1,515	16.67	Concur Technologies (90%), Citrix Systems (10%)
Canyon Park	6	316,667	99.1%	5,152	16.41	Icos Corp. (28%), Targeted Genetics Corp. (24%), FedEx (14%)
Willow Creek	1	96,179	100.0%	1,138	11.83	Data I/O Corp. (100%)
Willow Creek Corp. Center 1, 2, 3, 4, 5, 6	6	329,009	97.7%	5,492	17.08	Safeco Insurance Co. of America (52%), Metawave Communications (29%), Nextlink Communications (14%)
Canyon Park Commons 1, 2, 4	3	176,846	100.0%	2,382	13.47	Washington Mutual Bank (62%), AT&T Wireless (38%)
Canyon Park	1	95,290	100.0%	1,532	16.08	Safeco Insurance Co. (100%)

Pacific Region Subtotal	179	10,351,027	92.9%

CENTRAL REGION
Austin, TX:
City View Centre	3	137,218	62.2%	1,044	12.23	Broadwing Communications (34%), Oasis Design, Inc. (20%)
City View Center	1	128,716	100.0%	2,073	16.10	Broadwing Communications (100%)
Tower of the Hills	2	166,149	100.0%	2,837	17.07	Texas Guaranteed Student Loan (76%)
Chicago, IL:
Parkway North I	1	252,207	87.6%	3,601	16.31	Alliant Foodservice (52%)
Unisys	2	368,444	87.7%	5,236	16.21	Washington Mutual Home Loan (23%), Hub Group (12%)
The Crossings	1	296,626	76.1%	3,862	17.10	Abercombie & Kent International (15%)
Bannockburn I & II	2	209,969	89.9%	3,016	15.99	IMC Global Inc. (38%), Parexel (21%)
Bannockburn IV	1	110,319	100.0%	1,860	16.86	Open Text (33%), Onepointe Communication (20%), Abbott Laboratories (12%), Orren Pickell Builders, Inc. (11%)
Dallas, TX:
Cedar Maple Plaza	3	113,045	92.5%	2,409	23.05	A.G. Edwards (11%)
Quorum North	1	116,194	94.3%	2,266	20.69	Digital Matrix Systems (20%), HQ Global Workplaces (20%)
Quorum Place	1	178,388	65.2%	2,205	18.97	VHA Southwest (22%)
Tollway Plaza 1, 2	2	359,903	98.5%	8,286	23.36	Sun Microsystems (27%), Americorp Relocation Mgmt. (10%)
Two Mission Park	1	77,593	51.7%	688	17.14	Bland, Garvey & Taylor, Inc. (18%)
5000 Quorum	1	162,186	90.5%	2,957	20.14	Case Corporation (11%)

Central Region Subtotal	22	2,676,957	86.7%

MOUNTAIN REGION
Denver, CO:
Harlequin Plaza	2	329,014	97.3%	5,477	17.11	Travelers Insurance (23%), Bellco First Federal Credit (17%), Regis University (12%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized Based Rent[3]	Average Base Rent/Leased Sq. Feet[4]	Significant Tenants[5]
Quebec Court I	1	130,000	100.0%	2,339	18.00	Time Warner Communications (100%)
Quebec Court II	1	157,294	100.0%	2,694	17.13	Tele-Communications, Inc. (100%)
Quebec Centre	3	106,865	91.5%	1,807	18.48	Demand Construction Service (12%), Team Lending Concepts (11%), Walberg, Dagner & Tucker (11%)
Dry Creek 3	1	92,356	100.0%	1,492	16.15	AT&T Broadband Management (100%)
Phoenix, AZ:
Qwest Communications	4	532,506	100.0%	9,873	18.54	Qwest Communications (100%)
Salt Lake City, UT:
Sorenson Research Park	5	282,944	99.1%	3,565	12.71	Convergys Customer Mgmt (47%), ITT Educational Services (15%), Intel Corp. (15%)
Wasatch Corporate Center	3	178,231	83.1%	2,259	15.25	Advanta Bank Corp. (28%), Achieveglobal (23%), Fonix Corp. (14%), Musician's Friend, Inc. (12%),
Wasatch Corporate Center 18	1	49,566	72.6%	507	14.08	Citrix Systems (51%)
Sorenson X	1	41,288	100.0%	861	20.87	EDS Information Services (63%), Volvo Commercial Credit (13%), WFS Financial (11%), Best Buy Stores (10%)
Creekside I & II	1	78,000	100.0%	1,076	13.79	3Com Corporation (100%)

Mountain Region Subtotal	23	1,978,064	96.7%

Total Consolidated Properties	260	20,303,025		418,539
Weighted Average			92.3%		22.32

Unconsolidated Properties
Washington, D.C.:
1919 Pennsylvania Avenue[8]	1	328,667	99.5%	9,167	38.13	A.C. Corp. (24%), Mortgage Bankers Assoc. (22%), Cole, Raywid & Braverman (17%), Porter Wright Morris & Arthur (13%), Jenkens & Gilchrist (12%)
2025 M Street[8]	1	245,303	99.5%	4,985	28.53	Radio Free Asia (32%), Smith, Bucklin & Assoc. (27%), Akin Gump Strauss Hauer (11%)
1201 F Street[12]	1	226,922	99.6%	7,107	31.81	Charles River Assoc. (20%), Cadwalader, Wickersham (18%), Health Insurance Assoc. (18%), National Federation of Independent Business (17%)
Bond Building[9]	1	162,182	100.0%	5,425	33.45	GSA (97%)
1717 Pennsylvania Avenue[10]	1	236,455	100.0%	6,966	37.77	MCI Telecommunications (57%), Goodwin Proctor (12%)
Booz-Allen & Hamilton Building[10]	1	222,989	100.0%	3,811	17.09	Booz Allen & Hamilton, Inc. (100%)
Portland, OR:
GM Call Center[11]	1	103,279	100.0%	1,269	12.29	GM Call Center (100%)
Chicago, IL:
Parkway 3, 4, 5, 6, 10[12]	5	646,232	97.6%	11,177	18.14	Fujisawa Healthcare, Inc. (26%), Citi Commerce Solutions (20%), Shand Morahan & Co. (13%)
Dallas, TX:
Royal Ridge Phase II, A, B12	4	503,305	87.3%	7,352	16.72	Verizon (29%), Capital One Services (25%), American Honda Finance (13%)
Custer Court[8]	1	120,838	44.7%	1,167	21.60	DGI Technologies, Inc. (26%), Advance Fibre Communication (16%)
Austin, TX:
300 W. Sixth St.[13]	1	446,391	66.9%	5,099	17.85	Clark, Thomas & Winters (21%), Akin, Gump, Strauss, Hauer (20%), AVP Management Services (10%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized Base Rent[3] (in thousands)	Average Base Rent /Leased Sq. Feet[4]	Significant Tenant[5]
Riata Corporate[12]	8	673,622	98.5%	10,768	16.31	Janus Capital (48%), Pervasive Software, Inc. (14%), Tyco Electrons Power Systems (13%), Netsolve, Inc. (10%)
Riata Crossing[12]	4	324,056	100.0%	5,640	17.91	Electronic Data Systems (84%), D.R. Horton, Inc. (16%)
Denver, CO:
Panorama I, II, III, V, VIII, X12	6	664,050	89.8%	11,085	18.59	Charles Schwab & Co., Inc. (41%), AT&T Corp. (13%)

Total Unconsolidated Properties	36	4,904,291		91,018

Weighted Average			92.3%		20.11
Total All Operating Properties:	296	25,207,316		$509,557

Weighted Average			92.3%		$21.89

[1]	Includes office, retail, parking space and storage.
[2]	Includes spaces for leases that have been executed and have commenced as of December 31, 2002.
[3]	Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i)percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.
[4]	Calculated as total annualized base rent divided by net rentable area leased.
[5]	Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
[6]	We own the improvements on the property and have a leasehold interest in all the underlying land.
[7]	We hold a majority ownership interest through a joint venture.
[8]	We own 49% through a joint venture.
[9]	We own 15% through a joint venture.
[10]	We own 50% through a joint venture.
[11]	We own 16% through a joint venture.
[12]	We own 35% through a joint venture.
[13]	We own 20% through a joint venture.

Insurance

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

In 2002, all risk property insurers began attaching terrorism exclusions to insurance policies. As a result of the Terrorism Risk Insurance Act of 2002, terrorism insurance must now be priced separately within the property insurance coverage. Unlike earthquake exposure, insurers do not yet have a means of modeling the terrorism risk.

During 2002, we completed an in-depth evaluation of our terrorism exposure as well as our lender requirements. Upon our renewal date for insurance of June 30, 2002, we purchased terrorism coverage with limits of $200 million per occurrence and in the aggregate, with a deductible of $1.0 million per claim, at a cost of approximately $2.2 million per year. The policy covers only physical damage and our amount of coverage may not be enough for all damages that could result from a terrorist attack. Coverage does not include losses due to biological, chemical or radioactive contamination. The lack of coverage for such contamination could have a material adverse effect on our financial results if a building we own becomes uninhabitable as a result of biological, chemical, radioactive or other contamination. We do not anticipate purchasing any additional terrorism coverage before May 15, 2003, our insurance renewal date.

Occupancy, Average Rentals and Lease Expirations

As of December 31, 2002, 92.3% of our aggregate stabilized net rentable square footage in 260 consolidated stabilized office buildings was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past five years for the stabilized consolidated operating properties:

December 31	Percent Leased at Year End	Average Annualized Rent/Leased Sq. Ft.[1]	Number of Consolidated Properties
2002	92.3%	$25.91	260
2001	95.3%	25.02	254
2000	97.4%	23.77	252
1999	97.4%	21.66	271
1998	96.7%	20.46	292

[1]      Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage in buildings under lease at year end.

The following table is a schedule of our lease expirations for leases in place as of December 31, 2002 for the 260 consolidated operating office buildings, assuming no tenants exercise renewal options:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)	Annual Base Rent Under Expiring Leases (000’s)	Percent of Total Annual Base Rent Represented by Expiring Leases
2003	2,615,646	$51,023	12.1%
2004	2,878,686	67,727	16.1%
2005	2,672,617	58,991	14.0%
2006	2,342,458	57,956	13.8%
2007	2,690,661	57,044	13.6%
2008	1,758,065	38,976	9.3%
2009	1,395,697	27,628	6.6%
2010	551,498	15,852	3.8%
2011	396,797	7,575	1.8%
2012	962,044	24,665	5.8%
2013 and
thereafter	472,804	13,282	3.1%

Mortgage Financing

As of December 31, 2002, some of our consolidated operating properties were subject to fixed rate mortgage indebtedness. The total of these mortgages was $419.4 million on an aggregate of 49 of our operating office buildings. Our fixed rate mortgage debt as of December 31, 2002 bore an effective weighted average interest rate of 7.98% and had a weighted average maturity of 6.5 years (assuming loans callable before maturity are called as early as possible). The following table details information regarding the mortgage indebtedness for the consolidated operating properties as of December 31, 2002.

Property	Interest Rate	Principal Balance (000’s)	Maturity Date	Annual Debt Service (000’s)	Estimated Balance Due at Maturity (000’s)
Parkway North	6.92%	24,164	12/01/2003	24,164	24,164	[1]
900 19th St.	8.25%	14,897	07/15/2019	1,656	—	[5]
Canyon Park Commons	9.13%	4,647	12/01/2004	714	4,071
Qwest Communications	7.92%	12,998	12/01/2005	4,332	—
Qwest Communications	7.92%	3,855	12/01/2005	1,378	—
Qwest Communications	7.92%	5,783	12/01/2005	2,068	—
Qwest Communications	7.92%	5,783	12/01/2005	2,068	—
Redmond East	8.38%	25,664	01/01/2006	2,648	24,022	[2]
Century Springs West/Glenridge/Midori/Lakewood/Parkwood	7.20%	17,913	01/01/2006	2,126	15,209	[3]
Wateridge Pavilion	8.25%	3,240	11/01/2006	338	2,921
Wasatch Corporate Center	8.15%	11,767	01/02/2007	1,220	10,569
2600 West Olive	6.75%	18,658	01/01/2009	1,524	16,738
Palomar Oaks	8.85%	9,457	04/01/2009	1,025	7,925
1255 23rd St	8.12%	37,463	04/01/2009	3,584	33,062
1730 Penn/ International Square	8.12%	179,688	04/01/2009	17,190	158,571
South Coast	7.13%	14,636	06/10/2009	1,287	12,660
1775 Penn	7.63%	11,606	09/01/2009	1,020	—
Sorenson	7.75%	2,035	07/01/2011	328	—
Sorenson	8.88%	1,474	05/01/2017	182	—
1747 Penn	9.50%	13,628	07/10/2017	1,730	—	[4]
Total	7.98%	$419,356		$70,582

1.	Repaid in January 2003.
2.	Prepayable after 12/19/05 at the rates stated in the loan documents.
3.	Prepayable at the rates stated in the loan documents.

4.	Note is callable by the lender after 6/30/02.
5.	Note is callable by the lender after 7/1/04 with six months notice

For additional information regarding our office properties and their operation, see “Item 1, Business.”

Item 3. LEGAL PROCEEDINGS

We are currently involved in two separate lawsuits with two stockholders of HQ Global. The first lawsuit involves the September 1998 conversion of an approximately $111.0 million loan that we made to HQ Global into stock of HQ Global. We, along with HQ Global, initiated this lawsuit in the United States District Court for the District of Columbia in February 1999, asking the court to declare that the terms of the debt conversion were fair, after two minority stockholders threatened to challenge the terms of the conversion. These stockholders had claimed that both the conversion price used and the methods by which the conversion price was agreed upon between HQ Global and us were not fair to HQ Global or these stockholders. Thereafter, these two stockholders filed their own counterclaims against HQ Global, the board of directors of HQ Global and us. The stockholders asked the court to declare the conversion void, or in the alternative for compensatory and punitive damages. On September 12, 2001, the trial court granted these stockholders’ motion for summary judgment, declaring that the shares issued in connection with the conversion were null and void. We believe that the trial court incorrectly interpreted Delaware law in this case. We appealed this decision on October 2, 2001. We recognize that, in light of the trial court’s finding, there is a reasonable possibility that we will be unsuccessful in overturning the court’s decision. In that event, there are a number of possible outcomes, including a reduction in our equity interest in HQ Global or a cash payment by us to these stockholders. We currently believe that the value of any loss we may incur in this matter should not exceed $10.0 million, including losses under the directors’ indemnification discussed below, although we cannot assure you that this will be the case.

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

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Thomas Carr, Oliver Carr and Philip Hawkins, who currently serve as directors and/or executive officers of us, with respect to any losses incurred by them arising out of the above litigation matters, if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global has not satisfied its indemnity obligation to these directors, and in light of HQ Global’s bankruptcy filing in March 2002, is not likely to do so in the future. As a result, we have paid the costs incurred by these directors in connection with the above litigation matters. As of December 31, 2002, we had paid approximately $615,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors.

We are currently involved in two lawsuits arising out of a sublease entered into by HQ Global in March 1998 and our guarantee to the landlord of the performance of HQ Global’s obligations under the sublease. On March 13, 2002 HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. In its bankruptcy proceedings, HQ Global rejected the sublease effective April 30, 2002. In June 2002, we received a demand for payment by the landlord of the full amount of the guarantee (approximately $5.4 million of rent payments remain under the sublease).

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

In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of December 31, 2002, we had not made any payments under this guarantee. However, even if the landlord were successful in its claims, we do not believe that this result would have a material adverse effect on our financial condition.

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CRE”. As of December 31, 2002, there were 314 stockholders of record. The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape, and the dividends paid per share of common stock for each quarterly period for the past two years.

2002	1Q	2Q	3Q	4Q	Full Year
High	$31.76	33.30	30.75	25.88	33.30
Low	29.10	29.74	23.72	21.94	21.94
Dividend	0.50	0.50	0.50	0.50	2.00

2001	1Q	2Q	3Q	4Q	Full Year
High	$30.88	30.69	33.29	30.30	33.29
Low	27.83	27.00	27.78	27.90	27.00
Dividend	0.4625	0.4625	0.4625	0.4625	1.85

In order to qualify as a REIT, we are required to make ordinary dividend distributions to our stockholders. The amount of these distributions must equal at least:

i.	the sum of (A) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (B) 90% of the net income (after tax), if any, from foreclosure property, minus

ii.	the sum of certain non-cash income items.

Our strategy is to distribute what we believe is a conservative percentage of our cash flow. This permits us to retain funds for capital improvements and other investments while funding our distributions.

For federal income tax purposes, distributions may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in the shares of common stock and will not be taxable to the extent that the distribution equals or is less than the stockholder’s basis in the stock. To the extent a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares. Every year, we notify stockholders of the taxability of distributions paid during the preceding year.

The following table sets forth the approximate taxability of common stock distributions paid in 2002, 2001 and 2000:

	2002	2001	2000
Ordinary income	100%	92%	84%
Capital gain	—	8%	16%

See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management,” for certain information regarding our equity compensation plans.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information. The financial and operating data have been derived from our consolidated financial statements for each of the periods presented.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10K:

(In thousands, except per share data)	Year Ended December 31,
	2002	2001	2000	1999	1998
Operating Data:
Real Estate Operating Revenue (from continuing operations):
Rental revenue	$503,191	$494,749	$523,601	$493,837	$440,455
Real estate service revenue	24,538	31,037	26,172	17,054	16,167
Income from continuing operations[1]	86,054	71,853	142,884	149,180	119,979
Income (loss) from discontinued operations[2]	4,166	7,208	4,731	(5,963)	6,518
Gain on sale of discontinued operations, net of tax[2]	19,085	—	31,852	—	—
Dividends paid to common stockholders	105,929	114,106	123,245	125,876	127,188
Share and Per Share Data:
Basic income from continuing operations	1.06	0.61	1.63	1.68	1.23
Diluted income from continuing operations	1.04	0.59	1.59	1.68	1.23
Income (loss) from discontinued operations—diluted	0.08	0.12	0.07	(0.09)	0.09
Gain on sale of discontinued operations—diluted	0.35	—	0.47	—	—
Dividends paid to common shareholders	2.00	1.85	1.85	1.85	1.85
Weighted average shares outstanding—basic	52,817	61,010	66,221	67,858	68,577
Weighted average shares outstanding—diluted	53,727	62,442	67,649	67,982	68,778

(In thousands)	As of or for the Year Ended December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Real estate, before accumulated depreciation	$3,007,882	$2,872,047	$2,813,320	$3,067,822	$2,934,653
Total assets	2,815,705	2,775,427	3,072,841	3,479,072	3,627,260
Mortgages and notes payable	1,603,949	1,399,230	1,204,007	1,594,399	1,600,431
Minority interest	76,222	83,393	89,687	92,586	88,815
Total stockholders’ equity	997,791	1,177,807	1,646,706	1,686,715	1,813,939
Total common shares outstanding	51,836	51,965	65,018	66,826	71,760
Other Data:
Net cash provided by operating activities	$213,020	$217,714	$179,054	$175,069	$239,752
Net cash (used by) provided by investing activities	(44,066)	101,204	567,477	83,647	(985,321)
Net cash (used by) provided by financing activities	(170,972)	(338,581)	(773,713)	(238,366)	757,760
Funds from operations before allocation to the unitholders[3]	226,951	216,682	254,714	226,587	211,094

[1]	Net income from continuing operations includes a non-recurring gain (loss) of $4.5 million and ($13.7) million related to a treasury lock agreement in 1999 and 1998, respectively.
[2]	In 2002, we sold an operating property whose operations and gain are classified as discontinued operations for all years presented except 1998 when the property was not in operation. For the years, 1998-2000, discontinued operations also includes HQ Global.
[3]	We believe that funds from operations is helpful to investors as a measure of the operating performance of an equity REIT. Along with cash flows from operating activities, financing activities and investing activities, funds from operations provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding gains or losses from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP, plus depreciation and amortization of assets uniquely significant to the real estate industry and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Our funds from operations for the years 1998-2000 excludes discontinued operations related to HQ Global. Our funds from operations may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from us. Funds from operations does not represent net income or cash flow generated from operating activities in accordance with GAAP and, as such, should not be considered an alternative to net income as an indication of our performance or to cash flow as a measure of liquidity or our ability to make distributions.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years. The number of operating office buildings that we owned and were consolidated in the financial statements were 260 in 2002, 254 in 2001 and 252 in 2000.

GENERAL

During 2002, we completed the following significant transactions:

—	We issued $400.0 million of 7.125% senior unsecured notes in January 2002, $50.0 million of 5.261% senior unsecured notes in November 2002 and $175.0 million of 5.25% senior unsecured notes in November 2002.
—	We entered into interest rate swap agreements with notional amounts of $150.0 million and $175.0 million which hedge certain senior unsecured notes, effectively converting this fixed rate debt to variable rate debt.
—	We repurchased and redeemed an aggregate of approximately 5.8 million shares of our preferred stock for approximately $145.5 million.
—	We repurchased approximately 1.4 million shares of our common stock for approximately $35.9 million.
—	We acquired five operating properties for an aggregate purchase price of approximately $216.1 million, including assumed debt.
—	We disposed of four operating properties (one owned through a joint venture) for aggregate net proceeds of approximately $176.1 million.

During 2001, we completed the following significant transactions:

—	We disposed of seven operating properties, one property under development and three parcels of land held for development.
—	We entered into a three-year, $500.0 million unsecured credit facility with J.P. Morgan Chase, as agent for a group of banks.
—	We repurchased approximately 14.7 million shares of our common stock for approximately $428.3 million, including 9.2 million shares repurchased from Security Capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies and estimates relate to evaluating the impairment of long-lived assets, our investment in HQ Global and other investments, assessing our probable liability under lease guarantees for HQ Global and evaluating the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets such as tenant improvements and lease commissions, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. For 2002 and 2001, we recognized impairment losses of $2.5 million and $1.5 million, respectively, on land held for development. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial.

If events or circumstances indicate that the fair value of an investment accounted for using the equity or cost method (such as our investments in HQ Global and essention) has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized. For example, our evaluation of impairment of our investment in HQ Global in 2001was based on a number of factors. These factors included: analysis of the financial condition and operating results for HQ Global; the inability of HQ Global to remain in compliance with provisions of its debt agreements and its failure to reach an agreement with lenders on a restructuring of its debt prior to the expiration of a forbearance period in December 2001; the losses of key board members and executives by HQ Global, particularly in the last half of 2001; and the announcement by FrontLine Capital Group, HQ Global’s controlling shareholder, in November 2001 that it had recognized an impairment in the value of intangible assets relating to HQ Global. Based on our evaluation, we determined in the fourth quarter of 2001 that our investment in HQ Global was impaired on an “other than temporary” basis and that our investment in HQ Global had no value. Accordingly, we wrote down the carrying value of our investment to zero and recognized the loss in continuing operations. In the fourth quarter of 2002, we concluded that our investment in essention was partially impaired and wrote down the carrying value of our investment by $0.5 million to $1.2 million.

As a result of the bankruptcy of HQ Global, we were required to make estimates regarding our probable liability under guarantees of HQ Global’s performance under four office leases. After carefully evaluating the facts and circumstances of each property and developments in the bankruptcy proceedings, we accrued a loss of $8.7 million in 2002, our best estimate of the probable liability related to these guarantees. Circumstances may change in the future which could cause us to reevaluate our liability under these guarantees and adjust our estimate as appropriate.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. Metro areas). For example, due to economic conditions and analysis of our accounts and notes receivable, we increased our allowance for uncollectible accounts (including related accrued straight-line rents) by approximately $7.1 million in 2002, $5.5 million in 2001 and $2.9 million in 2000.

RESULTS OF OPERATIONS

Property Operations Revenue

Property operations revenue is summarized as follows:

	For the year ended December 31,			Variance
(In millions)	2002	2001	2000	2002 vs. 2001	2001 vs. 2000

Minimum base rent	$422.2	$419.0	$439.4	$3.2	$(20.4)
Recoveries from tenants	67.4	63.9	64.7	3.5	(0.8)
Parking and other tenant charges	13.6	11.9	19.4	1.7	(7.5)

Property operations revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy rates in our buildings began to decline in most of our markets in late 2001 and continued to decline in 2002. This decline has negatively affected our operating revenue in both years. Occupancy in stabilized buildings (buildings in operation more than one year) by market as of December 31, 2002, 2001 and 2000 was as follows:

	December 31, 2002		December 31, 2001		December 31, 2000
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC Metro	3,522,714	96.7	2,929,089	99.1	2,929,052	99.4
Chicago	1,237,565	86.4	1,227,656	91.8	1,227,710	91.8
Atlanta	1,774,263	83.4	1,770,836	89.3	1,770,706	95.3
Dallas	1,007,309	86.6	1,611,951	97.0	1,611,068	97.3
Austin	432,083	88.0	626,278	83.5	431,048	99.9
Denver	815,529	97.8	815,788	97.1	723,369	93.2
Phoenix	532,506	100.0	532,506	100.0	1,365,906	92.2
Portland	275,193	80.7	275,193	90.8	275,193	99.0
Seattle	1,501,368	96.8	1,501,679	97.6	1,501,679	99.2
Salt Lake City	630,029	92.7	702,117	98.0	624,249	97.0
San Francisco Bay Area	5,507,607	94.7	5,416,697	96.5	5,168,715	99.9
Orange County/ Los Angeles	1,812,764	84.2	1,813,732	93.3	1,817,129	96.1
San Diego	1,254,095	95.8	1,069,709	93.5	992,816	98.8

Total	20,303,025	92.3	20,293,231	95.3	20,438,640	97.4

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The sustained lack of job growth has reduced demand for office space and overall vacancy rates for office properties have increased in most of our markets. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until at least 2004. During 2002, our markets weakened significantly and our operations in those markets were adversely impacted. The occupancy in our portfolio of stabilized operating properties decreased to 92.3% at December 31, 2002 compared to 95.3% at December 31, 2001 and 97.4% at December 31, 2000. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets in 2003. Rental rates on space that was re-leased in 2002 decreased an average of 12.1% in comparison to rates that were in effect under expiring leases.

Minimum Base Rent

Minimum base rent increased $3.2 million (0.8%) in 2002 compared to 2001 and decreased $20.4 million (4.6%) in 2001 as compared to 2000. The increase in minimum base rent in 2002 was due primarily to higher base rents from buildings we acquired in 2002 compared to the buildings we sold in 2002, partially offset by higher vacancies. The decrease in 2001 from 2000 was due primarily to the dispositions of properties, including the contribution of properties to a joint venture (Carr Office Park, L.L.C.) in August 2002 and higher vacancies We expect minimum base rent to continue to decline in 2003 as a result of releasing space at lower rates than those that were in effect under expiring leases.

Our lease rollover by square footage and rent at December 31, 2002 is as follows:

	Leased Square Footage[1]	Rent ($000)
2003	2,615,646	51,023
2004	2,878,686	67,727
2005	2,672,617	58,991
2006	2,342,458	57,956
2007	2,690,661	57,044
2008	1,758,065	38,976
2009	1,395,697	27,628
2010	551,498	15,852
2011	396,797	7,575
2012	962,044	24,665
2013 and thereafter	472,804	13,282

	18,736,973	420,719

[1] Does not include 1.6 million sq. ft. of vacant space

Recoveries from Tenants

Recoveries from tenants increased $3.5 million (5.5%) in 2002 from 2001. The increase was due primarily to higher recoveries of real estate taxes and insurance expense which increased significantly in 2002 for the reasons discussed below. Recoveries from tenants decreased $0.8 million (1.2%) in 2001 from 2000 due to dispositions of properties, including the properties contributed to CarrOffice Park, L.L.C., partially offset by development properties placed in service.

Parking and Other Tenant Charges

Parking and other tenant charges increased $1.7 million (14.3%) in 2002 from 2001. This increase was due primarily to higher lease termination fees. Parking and other tenant charges decreased $7.5 million (38.7%) in 2001 from 2000 due primarily to lower lease termination fees. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease. Other tenant charges included $4.4 million, $2.5 million and $6.7 million of termination fees in 2002, 2001 and 2000, respectively.

Property Expenses

Property expenses are summarized as follows:

	For the year ended December 31,			Variance
(In millions)	2002	2001	2000	2002 vs. 2001	2001 vs. 2000
Property operating expenses	$127.9	$123.4	$123.4	$4.5	$—
Real estate taxes	$44.7	39.3	45.9	5.4	(6.6)

Property operating expenses increased $4.5 million (3.6%) in 2002 from 2001 as a result of higher insurance expense ($5.0 million) and higher security costs ($0.9 million). The increase in insurance expense was due primarily to general increases in insurance premiums and the cost of terrorism coverage. These increases were partially offset by lower rent expense ($2.2 million) resulting from the termination of a master lease on a property in the Washington, D.C. Metro market. Property operating expenses did not change in 2001 from 2000.

Real estate taxes increased $5.4 million (13.7%) in 2002 from 2001 due primarily to higher taxes in the Washington, D.C. Metro market. Real estate taxes decreased $6.6 million (14.4%) in 2001 from 2000 due to dispositions of properties, including properties contributed to Carr Office Park, L.L.C.

Property Operating Margin

Property operating margin, defined as property operations revenue less property expenses, is summarized as follows:

	For the year ended December 31,			Variance
(In millions)	2002	2001	2000	2002 vs. 2001	2001 vs. 2000
Property operating margin	$330.6	$332.0	$354.4	$(1.4)	$(22.4)
Property operating margin percent	65.7%	67.1%	67.8%

Property operating margin decreased $1.4 million (0.4%) in 2002 compared to 2001. Property operating margin as a percentage of property operations revenue declined to 65.7% in 2002 from 67.1% in 2001. These decreases are due primarily to increased vacancies. Property operating margin decreased to $332.0 million in 2001 from $354.4 million in 2000; however, property operating margin as a percentage of property operations revenue remained relatively unchanged at 67.1% in 2001 compared to 67.8% in 2000. The decrease in property operating margin in 2001 was due primarily to the dispositions of properties.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, decreased $6.5 million (20.9%) in 2002 from 2001. The decrease occurred primarily because we earned one-time incentive fees related to the development of properties in 2001 ($5.2 million) and because leasing activity related to properties we manage for others decreased as a result of the economic and rental market conditions discussed above. Real estate service revenue increased $4.8 million in 2001 from 2000 due to the one-time development incentive fees discussed above.

Interest Expense

Interest expense increased $15.3 million (18.3%) in 2002 from 2001. This increase was due primarily to higher debt levels to finance of our repurchase of preferred stock in the third quarter of 2002 and our repurchase of common shares in late 2001 (which we financed with a $400.0 million public debt offering in the first quarter of 2002) and two additional public debt offerings aggregating $225.0 million in the fourth quarter of 2002. The effect of these increases was partially offset by a decrease in short-term interest rates on our variable rate line of credit, our interest rate swap agreements and repayment of higher rate mortgages. We have several interest rate swap agreements with an aggregate notional amount of $325.0 million under which we pay a variable rate of interest. During 2002, these swaps resulted in lower interest expense of $3.1 million.

Interest expense decreased $16.5 million (16.5%) in 2001 from 2000 due primarily to the repayment of debt and lower interest rates on our variable rate debt.

General and Administrative Expense

General and administrative expenses decreased $7.8 million (15.8%) in 2002 from 2001. This decrease was due primarily to lower costs as a result of the savings derived from completing the implementation of our Shared Service Center and completing portions of our internal process improvement efforts, reductions in incentive compensation and cost containment efforts.

General and administrative expenses increased $6.7 million (15.7%) in 2001 from 2000. This increase was due to expanded development activity for third parties, principally joint ventures in which we have an interest, expanded property management operations and the cost associated with our internal process improvement efforts including the implementation of our Shared Service Center and other initiatives.

Depreciation and Amortization

Depreciation and amortization increased $6.2 million (5.1%) in 2002 from 2001. The increase was due primarily to the acquisition of properties and development properties placed in service and the write-off of tenant improvement balances for defaulting tenants, partially offset by property dispositions.

Depreciation and amortization decreased $3.1 million (2.5%) in 2001 compared to 2000. The decrease was due primarily to the disposition of the Phoenix properties and the contribution of interests in properties to Carr Office Park, L.L.C., partially offset by properties placed in service.

Gain on Sales of Assets and Other Provisions, Net, and Discontinued Property Operations

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs.

During 2002, we disposed of four operating properties (including one property in which we held an interest through an unconsolidated entity), recognizing a gain of $34.7 million, including a gain of $4.9 million relating to our share of gain on a sale of property in which we held an interest through an unconsolidated entity. Approximately $19.1 million of the gain relates to our Commons at Las Colinas property with which we have no continuing involvement after the sale. Accordingly, the gain and the results of operations of the property are classified as discontinued operations. The balance of the gain relates to properties we continue to manage under management agreements. Accordingly, the gains on these sales and the operating results of the properties are not classified as discontinued operations due to our continuing involvement. We also recognized impairment losses of $2.5 million on land holdings.

During 2001, we disposed of seven operating properties, one property under development and three parcels of land held for development. We recognized a gain of $4.5 million on these transactions. We also recognized an impairment loss of $1.5 million on land holdings.

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

On August 17, 2000, we closed on a joint venture transaction with New York State Teachers’ Retirement System (“NYSTRS”). At closing, we and some affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The joint venture encompasses five suburban office parks (including 26 rental properties and land held for development of additional properties) in four markets. We received approximately $249.6 million and a 35% interest in the joint venture in exchange for the properties contributed and recognized a gain on the partial sale of $20.1 million, net of taxes of $13.1 million.

Other provisions for 2000 included an impairment loss of $7.9 million for land held for development that we decided to sell. For various reasons, we determined that we would not proceed with planned development of rental properties on certain of our land holdings and decided to market the land for sale. As a result, we evaluated the recoverability of the carrying amounts of the land. We determined that the carrying amounts would not be recovered from estimated net sale proceeds in certain cases and, in those cases, we recognized impairment losses.

Other Income and Expense

Other income (expense) was $(0.9) million, $(29.9) million and $12.0 million in 2002, 2001 and 2000, respectively. Equity in earnings from unconsolidated entities decreased $2.1 million in 2002 from 2001. This decrease was due primarily to decreased earnings of Carr Office Park, L.L.C. as a result of higher interest expense. In June 2001, Carr Office Park, L.L.C. obtained third-party financing increasing its leverage and reducing our equity in earnings from the venture. Equity in earnings of unconsolidated entities increased $1.7 million in 2001 from 2000. This increase was due primarily to a full year earnings from our investment in Carr Office Park, L.L.C. which was formed in August 2000.

In 2002, we accrued losses related to lease guarantees associated with HQ Global of $8.7 million. In 2001, we recognized an impairment loss of $42.2 million related to our investment in HQ Global (see Liquidity and Capital Resources for additional discussion of these losses).

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the year ended December 31,			Variance
(In millions)	2002	2001	2000	2002 vs. 2001	2001 vs. 2000
Cash provided by operating activities	$213.0	$217.7	$179.1	$(4.7)	$38.6
Cash (used by) provided by investing activities	(44.1)	101.2	567.5	(145.3)	(466.3)
Cash used by financing activities	(171.0)	(338.6)	(773.7)	167.6	435.1

Operations generated $213.0 million of net cash in 2002 compared to $217.7 million in 2001 and $179.1 million in 2000. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses, including in 2001 income taxes relating to sales of properties and discontinued operations completed in 2000.

Our investing activities used net cash of $44.1 million in 2002 and provided net cash of $101.2 million in 2001 and $567.5 million in 2000. The change in cash flows from investing activities in 2002 is due primarily to increased acquisition and development of operating properties ($151.3 million). There were decreases in cash used for construction of properties ($24.7 million) and land acquisitions ($35.6 million) in 2002 due to lower levels of internal development activity. Distributions from unconsolidated entities also decreased in 2002, as 2001 included a distribution from Carr Office Park, L.L.C. ($77.9 million) of proceeds from third-party financing of its properties.

The decrease in net cash provided by investing activities in 2001 from 2000 is due primarily to the fact that in 2000, we sold our investment in HQ Global, generating $377.3 million of cash. Proceeds from sales of properties were also higher in 2000 ($372.7 million) due primarily to the Carr Office Park, L.L.C. transaction. The effect of these decreases on net cash provided by investing activities was partially offset by a reduction in development activities ($64.6 million), receipt of a distribution from Carr Office Park, L.L.C. from proceeds of a third party financing of properties ($77.9 million) and a release of restricted deposits ($34.9 million) in connection with the acquisition of a property.

Our financing activities used net cash of $171.0 million in 2002, $338.6 million in 2001 and $773.7 million in 2000. The decrease in net cash used by financing activities in 2002 is due primarily to lower dividend payments ($11.3 million) and decreased stock repurchases ($246.9 million), partially offset by decreased net borrowings ($89.4 million).

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

LIQUIDITY AND CAPITAL RESOURCES

General

As of December 31, 2002, we had approximately $3.0 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. In addition, we and our affiliates regularly require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects include such things as large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired and leasing-related matters, including tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. Although our top 25 tenants accounted for approximately 35.1% of our annualized minimum base rents, we believe that the diversity of our tenant base (no tenant accounted for more than 5% of annualized minimum base rents as of December 31, 2002) helps insulate us from the negative impact of tenant defaults and bankruptcies. However, general economic downturns, or economic downturns in one or more of our markets, could materially adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these cases, our cash flow and therefore our ability to meet our capital needs would be adversely affected.

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The sustained lack of job growth has reduced demand for office space and overall vacancy rates for office properties have increased in most of our markets. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until at least 2004. During 2002, our markets weakened significantly and our operations in those markets were adversely impacted. The occupancy in our portfolio of stabilized operating properties decreased to 92.3% at December 31, 2002 compared to 95.3% at December 31, 2001 and 97.4% at December 31, 2000. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets in 2003. Rental rates on space that was re-leased in 2002 decreased an average of 12.1% in comparison to rates that were in effect under expiring leases.

In the future, if, as a result of general economic downturns, a credit rating downgrade or otherwise, our properties do not perform as expected, or we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to make required principal and interest payments or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating expenses and debt service and our regular quarterly dividends, our ability to expand our development activity or to fund acquisition of new properties could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

Our ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions about us, our debt rating and the current trading price of our stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the capital markets may not consistently be available on terms that are attractive.

Capital Structure

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common stock and/or preferred stock, public and private debt financings and possible asset dispositions. Our management believes, but there can be no assurance, that we will have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties and land and to pay for construction in progress. Our ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions about us, our debt rating and the current trading price of our stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the capital markets may not consistently be available on terms that are attractive.

Debt Financing

We generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We either will hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate.

We have three investment grade ratings. As of December 31, 2002, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a negative outlook to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Our total debt at December 31, 2002 is summarized as follows:

(In thousands)
Fixed rate mortgages	$419,356
Unsecured credit facility	88,000
Senior unsecured notes	1,100,000

1,607,356
Unamortized discount and
fair value adjustment, net	(3,407)

$1,603,949

Our fixed rate mortgage debt bore an effective weighted average interest rate of 7.98% at December 31, 2002 and had a weighted average maturity of 6.5 years. $88.0 million (5.5%) of our total debt at December 31, 2002 bore a LIBOR-based variable interest rate and $325.0 million (20.2%) was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at December 31, 2002 was 2.1%.

Our primary external source of liquidity is our credit facility. We have a three-year, $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the facility an additional year at our option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 2.1% as of December 31, 2002. As of December 31, 2002, $88.0 million was drawn on the credit facility, $1.2 million in letters of credit were outstanding and we had $410.8 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

*	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;

*	A minimum ratio of annual EBITDA to fixed charges;

*	A maximum ratio of aggregate unsecured debt to unencumbered assets;

*	A maximum ratio of total debt to tangible fair market value of our assets; and

*	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations.

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of our unmortgaged properties. We are currently in compliance with all the financial covenants of our credit facility. Failure to comply with these or any of the other covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

We have senior unsecured notes outstanding at December 31, 2002 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.20% notes due in 2004	$150,000	$(338)	$5,333	$154,995
6.625% notes due in 2005	100,000	(1,381)	—	98,619
7.375% notes due in 2007	125,000	(653)	—	124,347
5.261% notes due in 2007	50,000	(50)	—	49,950
5.25% notes due in 2007	175,000	(1,440)	2,235	175,795
6.875% notes due in 2008	100,000	(2,137)	—	97,863
7.125% notes due in 2012	400,000	(4,976)	—	395,024

	$1,100,000	$(10,975)	$7,568	$1,096,593

Of our senior unsecured notes, $625.0 million was issued in 2002. In January 2002, we issued $400.0 million of senior unsecured notes. The notes bear interest at 7.125% per annum payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. In November 2002, we issued $50.0 million of 5.261% and $175.0 million of 5.25% senior unsecured notes. Interest on these notes is payable semi-annually beginning May 30, 2003. The notes mature November 30, 2007. All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These include:

*	Limits on our total indebtedness on a consolidated basis;

*	Limits on our secured indebtedness on a consolidated basis;

*	Limits on our required debt service payments; and

*	Compliance with the financial covenants of our credit facility.

Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. (both rated A+ by Standard & Poors), hedging $150.0 million of 7.2% senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. Net semi-annual settlement payments are recognized as increases or decreases to interest expense. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2002, the fair value of the interest rate swaps was approximately $5.3 million. We recognized a reduction in interest expense for 2002 of approximately $2.7 million related to the swaps. As of December 31, 2002, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 4.2%.

In conjunction with the issuance of the $175.0 million of 5.25% senior unsecured notes, in November 2002, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. (all rated A+ by Standard & Poors). Under the swap agreements, we receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. Net semi-annual settlement payments are recognized as increases or decreases to interest expense. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2002, the fair value of the interest rate swaps was approximately $2.2 million. We recognized a reduction in interest expense for 2002 of approximately $0.4 million related to the swaps. As of December 31, 2002, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.1%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we also purchased interest rate caps with a notional amount of $97.0 million and a 6.75% cap on LIBOR. The fair value of the interest rate caps was not material at December 31, 2002.

Stock Repurchases

On September 7, 2002, we redeemed 4.0 million shares of our Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus accrued and unpaid dividends for the period from September 1, 2002 through and including the redemption date, without interest. Additionally, during 2002, we repurchased 1.8 million shares of our preferred stock for approximately $45.5 million.

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

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the 9.2 million shares repurchased from Security Capital in November 2001 and our preferred stock redemption of 4.0 million shares in September 2002, which were separately approved. Since the start of this program in mid-2000 through December 31, 2002, we have acquired approximately 10.1 million of our common shares for an aggregate purchase price of approximately $289.0 million including approximately 1.4 million shares for $35.9 million in 2002. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

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

Capital Commitments

We will require capital for development projects currently underway and in the future. As of December 31, 2002, we had approximately 70,000 rentable square feet of office space in two wholly-owned development projects in progress. Our total expected investment on these projects is $9.5 million. Through December 31, 2002, we had invested $7.4 million or 77.9% of the total expected investment for these projects. We also have a residential project under development. We undertook this wholly-owned project in conjunction with an office development project in a joint venture. Our total investment in the residential project is expected to be $19.9 million. As of December 31, 2002, we had invested $5.4 million in this project with the remainder expected to be incurred during 2003. As of December 31, 2002, we also had 608,000 rentable square feet of office space under construction in two joint venture projects in which we own minority interests. These projects are expected to cost $188.3 million, of which our total investment is expected to be approximately $57.7 million. Through December 31, 2002, approximately $101.2 million or 53.7% of total project costs had been expended on these projects. We have financed our investment in both our wholly-owned and our joint venture projects under construction at December 31, 2002 primarily from borrowings under our credit facility. We expect that our credit facility and project-specific financing of selected assets will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

Below is a summary of certain obligations that will require significant capital:

	Payments due by Period
(In thousands) Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$1,607,356	$39,903	$417,137	$377,842	$772,474
Operating leases—land	281,320	4,201	8,402	8,402	260,315
Operating leases—building	5,834	796	1,592	1,592	1,854
Estimated development commitments	20,098	19,224	874	—	—

Unconsolidated Investments and Joint Ventures

We have minority investments in two non-real estate operating companies, AgilQuest and essention, which we account for using the cost method. These are startup entities in which we invested $2.8 million and $1.7 million, respectively. To date, neither company has had any substantial earnings. In the fourth quarter of 2002, we recognized an impairment of $500,000 on our investment in essention because we believe the value of our investment was partially impaired. In the future, additional impairment charges related to our investments may be required.

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity or cost method, as appropriate, and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of December 31, 2002, we guaranteed $26.5 million of debt related to a joint venture and have provided completion guarantees related to three joint venture projects for which total costs are anticipated to be $370.0 million, of which $277.0 million had been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future.

Our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

*	Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;

*	Possibility that our co-venturer or partner might:

*	become bankrupt;

*	have interests or goals that are inconsistent with ours;

*	take action contrary to our instructions, requests or interests (including those related to our qualification as a REIT for tax purposes); or

*	otherwise impede our objectives; and

*	Possibility that we, together with our partners, may be required to fund losses of the investee.

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $8.0 million in 2002, $14.2 million in 2001 and $8.9 million in 2000. Accounts receivable from joint ventures and other affiliates were $1.7 million at December 31, 2002 and $3.2 million at December 31, 2001.

Guarantee Obligations

Our obligations under guarantee agreements at December 31, 2002 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$26,500,000	$—
Loan[2]	Atlantic Building	Dec-03	21,000,000	—
Lease[3]	HQ Global	Jan-13	18,150,000	8,837,714
Indemnification[4]	HQ Global		—	—

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guaranty to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us their proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee.
3.	We have guaranteed leases related to HQ Global Workplaces, Inc. (for further discussion, see HQ Global Workplaces, Inc. below).
4.	See Item 3: Legal Proceedings for further discussion.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

Insurance

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

In December 2002, three major corporate insurance policies were renewed for another annual term. The policies were the Directors and Officers Liability, Employment Practices Liability and the Professional (Errors and Omissions) Liability. As had been expected, the insurance markets were not favorable to the buyer due mainly to insurance industry conditions. The increases in premiums were 44% for Directors and Officers Liability, 76% for Employment Practices Liability and 45% for Professional (Errors and Omissions) Liability. The deductible for the Directors and Officers Liability policy changed from $250,000 for each claim to $500,000 for securities claims and $250,000 for all other claims. The deductible for the Employment Practices Liability increased from $50,000 per claim to $250,000 per claim.

In 2002, all risk property insurers began attaching terrorism exclusions to insurance policies. As a result of the Terrorism Risk Insurance Act of 2002, terrorism insurance must now be priced separately within the property insurance coverage. Unlike earthquake exposure, insurers do not yet have a means of modeling the terrorism risk.

During 2002, we completed an in-depth evaluation of our terrorism exposure as well as our lender requirements. Upon our renewal date for insurance of June 30, 2002, we purchased terrorism coverage with limits of $200 million per occurrence and in the aggregate, with a deductible of $1.0 million per claim, at a cost of approximately $2.2 million per year. The policy covers only physical damage and our amount of coverage may not be enough for all damages that could result from a terrorist attack. Coverage does not include losses due to biological, chemical or radioactive contamination. The lack of coverage for such contamination could have a material adverse effect on our financial results if a building we own becomes uninhabitable as a result of biological, chemical, radioactive or other contamination. We do not anticipate purchasing any additional terrorism coverage before May 15, 2003, our insurance renewal date.

HQ Global Workplaces, Inc.

In 1997, we began making investments in HQ Global Workplaces, Inc. (“HQ Global”), a provider of executive office suites. On June 1, 2000, we, along with HQ Global, VANTAS Incorporated (VANTAS) and FrontLine Capital Group (FrontLine), consummated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interests in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. We received $377.3 million in cash in connection with these transactions. In addition, $140.5 million of debt which we had guaranteed was repaid with a portion of the cash proceeds. Following the transaction, we owned approximately 16% of the equity of HQ Global on a diluted basis and our investment had a carrying value of $42.2 million.

FrontLine, the majority stockholder of HQ Global, announced in October 2001 that HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine term indebtedness, was in a forbearance period with HQ Global lenders and was actively negotiating with those lenders. In November 2001, FrontLine disclosed that it had recognized an impairment in the value of intangible assets relating to HQ Global due to HQ Global’s trend of operating losses and its inability to remain in compliance with the terms of its debt arrangements. Based on these factors, our analysis of the financial condition and operating results of HQ Global (which deteriorated significantly during 2001 as the economic slowdown reduced the demand for temporary office space, particularly from technology-related tenants) and the losses of key board members and executives by HQ Global, particularly in the last half of 2001, we determined in the fourth quarter of 2001, that our investment in HQ Global was impaired. We recorded a $42.2 million impairment charge, reducing the carrying value of our remaining investment in HQ Global to zero.

On March 13, 2002, HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. During 1997 and 1998, to assist HQ Global as it grew its business, we provided guarantees of HQ Global’s performance under four office leases. To our knowledge, all monthly rental payments were made by HQ Global under two of these leases through January 2002, and rental payments under the other two leases were made through February 2002. In connection with the June 2000 merger transaction, FrontLine agreed to indemnify us against any losses incurred with respect to guarantees of the four office leases. However, on June 12, 2002, FrontLine also filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws, and therefore it is unlikely that we will recover any resulting losses from FrontLine under this indemnity.

In the course of its bankruptcy proceedings, HQ Global has filed motions to reject two of these four leases. One lease is for space in San Jose, California. This lease is for approximately 22,000 square feet of space at two adjacent buildings and runs through October 2008. Total aggregate remaining lease payments under this lease as of February 1, 2002 were approximately $6.2 million (approximately $0.7 million of which was payable in 2002); however, our liability under this guarantee was limited to approximately $2.0 million. We reached an agreement with the landlord of this lease pursuant to which we paid $1.75 million in full satisfaction of the guarantee in January 2003. We recognized this expense in 2002.

The second lease that was rejected by HQ Global is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million (approximately $0.8 million of which was payable in 2002). In June 2002, we received a demand for payment of the full amount of the guarantee. However, we believe that we have defenses to payment under this guarantee available to us and joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that the lease was terminated by the landlord of the sublease not later than February 28, 2002. On July 26, 2002, the landlord under the sublease filed suit in federal court in New York seeking payment from us under this guarantee. In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of December 31, 2002, we had not made any payments under this guarantee.

HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.5 million, which liability reduces over the life of the lease until its expiration in September 2007. As of December 31, 2002, we have not accrued any expense related to or made any payments under this guarantee.

The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million (approximately $0.6 million of which was payable in 2002). We initially recognized an expense of $0.4 million under this guarantee in the first quarter of 2002 based on a tentative agreement with HQ Global under which HQ Global would not reject this lease obligation and we would fund HQ Global’s operating losses at this location for a limited period of time. Due to deteriorating conditions in the local commercial real estate market, HQ Global subsequently determined that the tentative agreement was not in its best interest. HQ Global indicated to us that it intended to reject this lease unless its rent was reduced to current market rates. As an interim measure, we entered into an agreement with HQ Global as of June 30, 2002 to fund operating losses at this location up to an aggregate amount of $130,000 in exchange for HQ Global forbearing from rejecting this lease until September 15, 2002, or if it obtained from the bankruptcy court an extension of time within which to reject leases, November 1, 2002. Because the bankruptcy court has since twice extended the time period within which HQ Global may reject this lease to May 9, 2003, we have twice extended the existing forbearance agreement in exchange for funding operating losses up to an additional aggregate amount of $245,000. As a result of our efforts to mitigate our exposure under this guarantee, we entered into agreements with HQ Global in January 2003 under which HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates. These agreements remain subject to approval by both the bankruptcy court and the landlord under the lease. In addition, these agreements will not be enforceable if HQ Global fails to successfully reorganize and emerge from the bankruptcy proceedings. There can be no assurance that the necessary approvals will be granted, that material changes to the agreements will not be required to gain approvals, or that HQ Global will successfully reorganize and emerge from the bankruptcy proceedings. We increased our provision for loss under this guarantee to $6.9 million in the second quarter of 2002 and this continues to represent the amount we have determined to be our likely exposure under this guarantee as of December 31, 2002. However, there can be no assurance that we will not be required to further increase our provision or make cash payments related to this guarantee in future periods up to, in the aggregate, the full amount of the guarantee. As of December 31, 2002, we had not made any payments under this guarantee.

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” For 2002, the Interpretation requires certain disclosures which we have included in the footnotes to the financial statements. Beginning in 2003, the Interpretation requires recognition of liabilities at their fair market value for newly issued guarantees. We do not anticipate that adoption of Interpretation No. 45 will have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS No. 148. Beginning January 1, 2003, we will adopt the prospective transition method for all new stock compensation awards. We do not anticipate that adoption of SFAS No. 148 will have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not anticipate that adoption of Interpretation No. 46 will have a material effect on our financial statements.

Funds from Operations

We believe that funds from operations is helpful to investors as a measure of the operating performance of an equity REIT. Based on our experience, funds from operations, along with information about cash flows from operating activities, investing activities and financing activities, provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

*	Net income (loss) – computed in accordance with accounting principles generally accepted in the United States of America (GAAP);

*	Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;

*	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

*	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

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

The following table provides the calculation of our funds from operations and a reconciliation of funds from operations to income from continuing operations for the years presented:

(In thousands)	2002	2001	2000
Income from operations before minority interest	$104,021	$88,492	$163,308
Adjustments to derive funds from operations:
Add:
Depreciation and amortization	137,245	131,909	128,861
Deduct:
Minority interests’ (non-Unitholders share of depreciation, amortization and net income)	(1,159)	(755)	(1,084)
Gain on sale of assets and other provisions, net	(13,156)	(2,964)	(36,371)

Funds from operations before allocation to the minority Unitholders	226,951	216,682	254,714
Less funds from operations allocable to the minority Unitholders	(17,884)	(16,901)	(16,342)

Funds from operations allocable to CarrAmerica Realty Corporation	209,067	199,781	238,372
Less preferred stock dividends	(30,055)	(34,719)	(35,206)

Funds from operations allocable to common shareholders	179,012	165,062	203,166

Less:
Depreciation and amortization	(136,086)	(131,154)	(127,777)
Discontinued property operations	(4,166)	(7,208)	(4,275)
Minority interest in income	(13,801)	(9,431)	(16,149)
Add:
Gain on sale of assets and other provisions, net	13,156	2,964	36,371
Minority interest adjustment	17,884	16,901	16,342
Preferred stock dividends	30,055	34,719	35,206

Income from continuing operations	$86,054	$71,853	$142,884

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our future earnings and cash flows and the fair values of our financial instruments are dependent upon prevailing market rates. Market risk associated with financial instruments and derivative and commodity instruments is the risk of loss from adverse changes in market prices or rates. We manage our risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. We may also use derivative financial instruments at times to limit market risk. Interest rate protection agreements may be used to convert variable rate debt to a fixed rate basis, to convert fixed rate debt to a variable rate basis or to hedge anticipated financing transactions. We use derivative financial instruments only for hedging purposes, and not for speculation or trading purposes.

On May 8, 2002, we entered into an interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. Net semi-annual settlement payments are recognized as increases or decreases to interest expense. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2002, the fair value of the interest rate swaps was approximately $5.3 million. We recognized a reduction in interest expense for 2002 of approximately $2.7 million related to the swaps. As of December 31, 2002, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 4.2%.

In conjunction with the issuance of $175.0 million of senior unsecured notes in November 2002, we entered into an interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. Net semi-annual settlement payments are recognized as increases or decreases to interest expense. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2002, the fair value of the interest rate swaps was approximately $2.2 million. We recognized a reduction in interest expense for 2002 of approximately $0.4 million related to the swaps. As of December 31, 2002, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.1%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we also purchased two interest rate caps with a notional amount of $97.0 million and a 6.75% cap to LIBOR. As of December 31, 2002, the fair market value of these interest rate caps was not material.

If the market rates of interest on our credit facility change by 10% (or approximately 21 basis points), our annual interest expense would change by approximately $0.2 million. This assumes the amount outstanding under our credit facility remains at $88.0 million, our balance at December 31, 2002. The book value of our credit facility approximates market value at December 31, 2002.

If the market rates of interest on our interest rate swap agreements change by 10% (or approximately 19 basis points), our annual interest expense would change by approximately $0.5 million.

A change in interest rates generally does not impact future earnings and cash flows for fixed-rate debt instruments, except for those senior notes which have been hedged with interest rate swaps. As fixed-rate debt matures, and additional debt is incurred to fund the repayments of maturing loans, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of the fixed rate mortgages and senior unsecured debt maturities at December 31, 2002 (in thousands):

2003	$39,903
2004	171,426
2005	157,711
2006	20,580
2007	357,262
2008 & thereafter	772,474

$1,519,356

If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $12.8 million. The estimated fair market value of the fixed rate debt instruments and the senior unsecured notes at December 31, 2002 was $438.5 million and $1,182.1 million, respectively.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

This information is hereby incorporated by reference to the material appearing in Part I of this Annual Report on Form 10-K and to the material appearing in the Notice of Annual Meeting of Stockholders (“Proxy Statement”) to be held on May 1, 2003 under the caption “Voting Securities and Principal Holders Thereof.”

Item 11. Executive Compensation

This information is hereby incorporated by reference to the material appearing in the Proxy Statement to be held on May 1, 2003 under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and security ownership of management information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities and Principal Holders Thereof.”

The following table summarizes our equity compensation plan information as of December 31, 2002.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weight-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	5,527,226	$26.13	1,382,860
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions

This information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Certain Relationships and Transactions.”

Item 14. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

15(a)(1) Financial Statements

Reference is made to the Index to Financial Statements and Schedules on page 58.

15(a)(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements and Schedules on page 58.

15(a)(3) Exhibits

1.1

Underwriting Agreement, dated as of January 8, 2002 between CarrAmerica Realty Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 11, 2002).

1.2

Terms Agreement, dated as of January 8, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., J.P. Morgan Securities Inc., Banc of America Securities LLC, First Union Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Commerzbank Capital Markets Corporation, Goldman, Sachs & Co., Legg Mason Wood Walker, Incorporated, PNC Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on January 11, 2002).

1.3

Terms Agreement, dated as of November 15, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., Banc of America Securities LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc., HSBC Securities (USA) Inc. and Wachovia Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on November 20, 2002).

1.4

Terms Agreement, dated as of November 15, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., Banc of America Securities LLC, J.P. Morgan Securities Inc., Goldman, Sachs & Co., Wachovia Securities, Inc., Commerzbank Capital Markets Corp., Legg Mason Wood Walker, Incorporated, PNC Capital Markets, Inc., U.S. Bancorp Piper Jaffray Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on November 25, 2002).

3.1

Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation, as amended on April 29, 1996 and April 30, 1996 (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

3.2

Articles Supplementary Relating to Series B Cumulative Redeemable Preferred Stock dated August 8, 1997 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

3.3

Articles Supplementary Relating to Series C Cumulative Redeemable Preferred Stock dated October 30, 1997 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed on November 6, 1997).

3.4

Articles Supplementary Relating to Series D Cumulative Redeemable Preferred Stock dated December 17, 1997 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 16, 1997 and filed on December 17, 1997).

3.5

Articles of Amendment of Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.6	Second Amendment and Restatement of By-laws of CarrAmerica Realty Corporation (incorporated by references to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 12, 1997).

3.7

Amendment to the Second Amendment and Restatement of By-Laws of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998).

3.8	Amendment to the Second Amendment and Restatement of the Charter of CarrAmerica Realty Corpration filed on February 28, 2003 (filed herewith).

4.1

Indenture, dated as of July 1, 1997, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

4.2

Indenture, dated as of February 23, 1998, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 6.625% Notes due 2005 and 6.875% Notes due 2008, (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.3

Indenture, dated as of October 1, 1998 by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 1998).

4.4

Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2002).

10.1

Third Amended and Restated Agreement of Limited Partnership of Carr Realty, L.P., dated July 31, 2002, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.2

Fourth Amended and Restated Agreement of Limited Partnership of Carr Realty, L.P. dated July 31, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.3	1993 Carr Realty Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-11, No. 33-53626).

10.4	1995 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, No. 33-92136).

10.5

First Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6

Second Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan

(incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.7	1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 1996).

10.8

First Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9

Second Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.10

Third Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.11

Fourth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.12	Fifth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s 1999 Annual Report on Form 10-K).

10.13

Noncompetition and Restriction Agreement by and among The Oliver Carr Company, Oliver T. Carr, Jr., Carr Realty Corporation and Carr Realty, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-11, No. 33-53626).

10.14

Consolidated, Amended and Restated Promissory Note dated March 19, 1999 from Carr Realty, L.P. to the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.21 of the Company’s 1999 Annual Report on Form 10-K).

10.15

Consolidated, Amended and Restated Deed of Trust and Security Agreement dated March 19, 1999 by and among Carr Realty, L.P., William H. Norton, and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.22 of the Company’s 1999 Annual Report on Form 10-K).

10.16

Indemnification and Escrow Agreement by and among FrontLine Capital Group, CarrAmerica Realty Corporation and the other parties named therein dated as of June 1, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report filed on Form 8-K filed June 16, 2000).

10.17

Registration Rights Agreement, by and between FrontLine Capital Group and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report filed on Form 8-K filed June 16, 2000).

10.18

Registration Rights Agreement by and between HQ Global Holdings, Inc. and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report filed on Form 8-K filed June 16, 2000).

10.19

Stockholders Agreement among FrontLine Capital Group, HQ Global Workplaces, Inc. and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report filed on Form 8-K filed June 16, 2000).

10.20

Amended and Restated Limited Liability Company Agreement Carr Office Park, L.L.C., dated as of August 15, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K filed September 1, 2000).

10.21

Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Philip L. Hawkins, dated May 6, 1999 (incorporated by reference to Exhibit 10.41 to the Company’s 2000 Annual Report on Form 10-K).

10.22

Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Thomas A. Carr, dated May 6, 1999 (incorporated by reference to Exhibit 10.43 to the Company’s 2000 Annual Report on Form 10-K).

10.23

Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Karen B. Dorigan, dated February 6, 2001 (incorporated by reference to Exhibit 10.44 to the Company’s 2000 Annual Report on Form 10-K).

10.24

Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Stephen E. Riffee, dated April 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.25

Revolving Credit Agreement dated June 28, 2001 among CarrAmerica Realty Corporation, as Borrower, The Chase Manhattan Bank, as Bank and Administrative Agent for the Banks, J.P. Morgan Securities Inc., as Lead Arranger, Exclusive Advisor and Sole Bookrunner, Bank of America, N.A. as Syndication Agent,

PNC Bank, National Association, as Documentation Agent, Commerzbank AG, New York Branch, as Documentation Agent, First Union National Bank, as Documentation Agent, and the Banks Listed in the Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.26

Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty L.P. in favor of Chase Manhattan Bank

(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

11.1	Statement regarding computation of per share earnings; reference is made to Notes to Financial Statements, Footnote 1(j).

12.1	Statement re: Computation of ratios

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP, dated February 28, 2003.

24.1	Power of Attorney of Oliver T. Carr, Jr.

24.2	Power of Attorney of Andrew F. Brimmer.

24.3	Power of Attorney of A. James Clark.

24.4	Power of Attorney of Timothy Howard.

24.5	Power of Attorney of Wesley S. Williams, Jr.

24.6	Power of Attorney of Robert E. Torray

15(b) Reports on Form 8-K

Form 8-K filed November 20, 2002, regarding underwriting agreement between CarrAmerica Realty Corporation and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Fleet Securities, Inc. and HSBC Securities (USA), Inc. in connection with a proposed public offering of $50,00,000 of 5.261% Senior Notes due 2007.

Form 8-K filed on November 25, 2002 regarding underwriting agreement between CarrAmerica Realty Corporation and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Goldman, Sachs & Co., Wachovia Securities, Inc., Commerzbank Capital Markets Corp., Legg Mason Wood Walker, Incorporated, PNC Capital Markets, Inc., U.S. Bandcorp Piper Jeffray, Inc., and Wells Fargo Brokerage Services, LLC in connection with a proposed public offering of $175,000,000 of 5.25% Senior Notes due 2007.

15(c) Exhibits

The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(d) Financial Statements

The financial statements required by this item are included in the list set forth in response to Item 15(a)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on February 28, 2003.

CARRAMERICAREALTY CORPORATION a Maryland corporation

By:	/s/ THOMAS A. CARR
Thomas A. Carr Chairmanof the Board and Chief ExecutiveOfficer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28. 2003.

Signature	Title
/s/ THOMAS A. CARR Thomas A. Carr	Chairman of the Board, Chief Executive Officer and Director

/s/ PHILIP L. HAWKINS Philip L. Hawkins	President, Chief Operating Officer and Director

/s/ STEPHEN E. RIFFEE Stephen E. Riffee	Chief Financial Officer

/s/ KURT A. HEISTER Kurt A. Heister	Controller

* Andrew F. Brimmer	Director

* Oliver T. Carr, Jr.	Director

* A. James Clark	Director

* Timothy Howard	Director

* Robert E. Torray	Director

* Wesley S. Williams, Jr.	Director

*By:	/s/ STEPHEN E. RIFFEE
Stephen E. Riffee Attorney-in-fact

CERTIFICATION

I, Thomas A. Carr, certify that:

1.	I have reviewed this annual report on Form 10-K of CarrAmerica Realty Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ Thomas A. Carr
Thomas A. Carr Chief Executive Officer

CERTIFICATION

I, Stephen E. Riffee, certify that:

1.	I have reviewed this annual report on Form 10-K of CarrAmerica Realty Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ Stephen E. Riffee
Stephen E. Riffee Chief Financial Officer

CARRAMERICA REALTY CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following Consolidated Financial Statements and Schedules of CarrAmerica Realty Corporation and Subsidiaries and the Independent Auditors’ Report thereon are attached hereto:

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULES

Schedule II: Valuation and Qualifying Accounts	87
Schedule III: Real Estate and Accumulated Depreciation	88-91

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Independent Auditors’ Report

The Board of Directors and Stockholders

CarrAmerica Realty Corporation:

We have audited the consolidated financial statements of CarrAmerica Realty Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Washington, D.C.

January 28, 2003

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2002 and 2001

(In thousands, except per share and share amounts)

	2002	2001
Assets
Rental property:
Land	$668,223	$647,747
Buildings	1,967,496	1,857,775
Tenant improvements	367,901	362,736
Furniture, fixtures and equipment	4,262	3,789

	3,007,882	2,872,047
Less: Accumulated depreciation	(569,970)	(477,694)

Total rental property	2,437,912	2,394,353
Land held for development or sale	44,778	45,195
Construction in progress	12,732	19,324
Cash and cash equivalents	3,023	5,041
Restricted deposits	4,505	5,410
Accounts and notes receivable, net of allowance for doubtful accounts of $5,959 and $9,385, respectively	20,391	34,436
Investments in unconsolidated entities	125,079	118,479
Accrued straight-line rents	74,884	66,781
Tenant leasing costs, net of accumulated amortization of $69,220 and $53,704 respectively	42,170	53,894
Prepaid expenses and other assets, net of accumulated amortization of $34,414 and $28,193, respectively	50,231	32,514

	$2,815,705	$2,775,427

Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Mortgages and notes payable	$1,603,949	$1,399,230
Accounts payable and accrued expenses	102,153	82,671
Rent received in advance and security deposits	35,590	32,326

Total liabilities	1,741,692	1,514,227
Minority interest	76,222	83,393

Stockholders’ equity:
Preferred Stock, $0.01 par value, authorized 35,000,000 shares:
Series A Cumulative Convertible Redeemable Preferred Stock, 80,000 shares issued and outstanding at December 31, 2001	—	2,000
Series B, C and D Cumulative Redeemable Preferred Stock, 3,622,589 and 8,800,000 shares issued and outstanding, respectively	254,518	400,000
Common Stock, $0.01 par value, authorized 180,000,000 shares, issued and outstanding 51,835,647 and 51,965,066 shares, respectively	518	520
Additional paid-in capital	951,281	955,001
Cumulative dividends in excess of net income	(208,526)	(179,714)

Total stockholders’ equity	997,791	1,177,807
Commitments and contingencies

	$2,815,705	$2,775,427

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share amounts)

	2002	2001	2000
Operating revenues:
Rental revenue:
Minimum base rent	$422,247	$418,978	$439,429
Recoveries from tenants	67,368	63,885	64,725
Parking and other tenant charges	13,576	11,886	19,447

Total rental revenue	503,191	494,749	523,601
Real estate service revenue	24,538	31,037	26,172

Total operating revenues	527,729	525,786	549,773

Operating expenses:
Property expenses:
Operating expenses	127,899	123,377	123,355
Real estate taxes	44,690	39,329	45,864
Interest expense	99,018	83,676	100,189
General and administrative	41,650	49,457	42,796
Depreciation and amortization	126,597	120,414	123,482

Total operating expenses	439,854	416,253	435,686

Real estate operating income	87,875	109,533	114,087

Other (expense) income:
Other income	1,086	3,052	4,372
Equity in earnings of unconsolidated entities	7,188	9,322	7,596
Impairment loss on investments	(500)	(42,249)	—
Obligations under lease guarantees	(8,693)	—	—

Total other (expense) income	(919)	(29,875)	11,968

Income from continuing operations before income taxes, minority interest, and gain on sale of assets and other provisions, net	86,956	79,658	126,055
Income taxes	(257)	(1,338)	(3,393)
Minority interest	(13,801)	(9,431)	(16,149)
Gain on sale of assets and other provisions, net	13,156	2,964	36,371

Income from continuing operations	86,054	71,853	142,884
Discontinued operations—Income from executive suites operations (net of applicable income tax expense of $1,300)	—	—	456
Discontinued operations—Gain on sale of executive suites operations (less applicable income tax expense of $21,131)	—	—	31,852
Discontinued operations—Net operations of sold property	4,166	7,208	4,275
Discontinued operations—Gain on sale of property	19,085	—	—

Net income	$109,305	$79,061	$179,467

Basic net income per common share:
Income from continuing operations	$1.06	$0.61	$1.63
Discontinued operations	0.08	0.12	0.07
Gain on sale of discontinued operations	0.36	—	0.48

Net income	$1.50	$0.73	$2.18

Diluted net income per common share:
Income from continuing operations	$1.04	$0.59	$1.59
Discontinued operations	0.08	0.12	0.07
Gain on sale of discontinued operations	0.35	—	0.47

Net income	$1.47	$0.71	$2.13

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

(In thousands, except share amounts)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Total
Balance at December 31, 1999	9,480,000	66,826,288	$417,000	$668	$1,400,085	$(131,038)	$1,686,715
Repurchase of common shares	—	(3,174,100)	—	(31)	(90,192)	—	(90,223)
Shares issued in exchange for Unit redemptions	—	593,800	—	—	14,999	—	14,999
Management incentive plan cancellation	—	(88,659)	—	—	(2,325)	—	(2,325)
Exercise of stock options	—	660,294	—	11	16,513	—	16,524
Conversion of Series A Cumulative Preferred Stock to common stock	(200,000)	200,000	(5,000)	2	4,998	—	—
Net income	—	—	—	—	—	179,467	179,467
Dividends	—	—	—	—	—	(158,451)	(158,451)

Balance at December 31, 2000	9,280,000	65,017,623	412,000	650	1,344,078	(110,022)	1,646,706
Repurchase of common shares	—	(14,744,102)	—	(147)	(428,135)	—	(428,282)
Shares issued in exchange for Unit redemptions	—	79,100	—	1	1,814	—	1,815
Exercise of stock options	—	1,212,445	—	12	27,248	—	27,260
Conversion of Series A Cumulative Preferred Stock to common stock	(400,000)	400,000	(10,000)	4	9,996	—	—
Net income	—	—	—	—	—	79,061	79,061
Dividends	—	—	—	—	—	(148,753)	(148,753)

Balance at December 31, 2001	8,880,000	51,965,066	402,000	520	955,001	(179,714)	1,177,807
Repurchase of common shares	—	(1,400,400)		(14)	(35,909)	—	(35,923)
Repurchase of preferred shares	(5,177,411)	—	(145,482)	—	—	—	(145,482)
Restricted units exchanged for restricted common shares	—	73,797	—	—	—	—	—
Exercise of stock options	—	1,117,184	—	10	30,191	—	30,201
Conversion of Series A Cumulative Preferred Stock to common stock	(80,000)	80,000	(2,000)	2	1,998	—	—
Net income	—	—	—	—	—	109,305	109,305
Dividends	—	—	—	—	—	(138,117)	(138,117)

Balance at December 31, 2002	3,622,589	51,835,647	$254,518	$518	$951,281	$(208,526)	$997,791

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION

Consolidated Statements of Cash Flows for the Years Ended 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$109,305	$79,061	$179,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,186	127,084	128,542
Minority interest	13,801	9,431	16,149
Gain on sale of assets and other provisions, net	(13,156)	(2,964)	(36,371)
Impairment loss on investments	500	42,249	—
Obligation under lease guarantees	8,693	—	—
Equity in earnings of unconsolidated entities	(7,188)	(9,322)	(7,596)
Gain on sale of discontinued operations	(19,085)	—	(32,308)
Provision for uncollectible accounts	7,052	5,498	2,879
Stock-based compensation	4,310	2,630	2,890
Other	3,027	330	(2,686)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,989	19,737	(27,973)
Increase in accrued straight-line rents	(9,927)	(13,009)	(9,187)
Additions to tenant leasing costs	(11,240)	(13,418)	(17,050)
Increase in prepaid expenses and other assets	(14,557)	(14,798)	(4,332)
Increase (decrease) in accounts payable and accrued expenses	6,436	(18,508)	(15,796)
Increase in rent received in advance and security deposits	874	3,713	2,426

Total adjustments	103,715	138,653	(413)

Net cash provided by operating activities	213,020	217,714	179,054

Cash flows from investing activities:
Acquisition and development of rental property	(201,105)	(49,829)	(90,475)
Additions to land held for development or sale	(2,071)	(37,661)	(26,157)
Additions to construction in progress	(7,746)	(32,443)	(97,025)
Acquisition and development of executive suite assets	—	—	(6,678)
Payments on notes receivable	3,586	16,542	—
Issuance of notes receivable	(1,442)	(582)	(5,518)
Distributions from unconsolidated entities	10,933	91,167	7,392
Contributions to unconsolidated entities	(13,688)	(17,194)	(29,942)
Acquisition of minority interest	(9,557)	(5,033)	(8,438)
Decrease (increase) in restricted deposits	905	34,886	(27,007)
Proceeds from sales of properties	176,119	101,351	474,015
Proceeds from sale of executive suites operations	—	—	377,310

Net cash (used by) provided by investing activities	(44,066)	101,204	567,477

Cash flows from financing activities:
Repurchase of common shares	(35,923)	(428,275)	(90,223)
Repurchase and redemption of preferred shares	(145,482)	—	—
Excercises of stock options	28,810	28,477	29,730
Proceeds from the issuance of unsecured notes	617,982	—	—
Net borrowings (repayments) on unsecured credit facility (including $140,500 related to discontinued operations in 2000)	(369,000)	281,000	(307,500)
Payment of senior unsecured notes	—	—	(150,000)
Repayments of mortgages payable (including $14,449 related to discontinued operations in 2000)	(117,526)	(86,770)	(88,811)
Proceeds from mortgages	—	26,628	—
Dividends and distributions to minority interests	(148,385)	(159,641)	(169,320)
Contributions from minority interests	—	—	2,411
Deferred financing costs	(1,448)	—	—

Net cash used by financing activities	(170,972)	(338,581)	(773,713)

Decrease in cash and cash equivalents	(2,018)	(19,663)	(27,182)
Cash and cash equivalents, beginning of the period	5,041	24,704	51,886

Cash and cash equivalents, end of the period	$3,023	$5,041	$24,704

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,274, $6,221 and $12,367, respectively)	$87,594	$74,996	$99,628

Cash paid (refunds) for income taxes	$(933)	$27,361	$8,893

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

(1) Description of Business and Summary of Significant Accounting Policies

(a) Business

We are a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected suburban markets across the United States. Based on property net operating income, our most significant markets include the San Francisco Bay area, the Washington, D.C. Metro area, Southern California and Seattle/Portland. Until June 2000, we also operated an executive suites business. As discussed in note 3, we disposed of a substantial portion of our interest in this business on June 1, 2000, and we present the executive suites business as a discontinued operation. For several years, our principal shareholder was Security Capital Group Incorporated and/or affiliates (“Security Capital”). In November 2001, we repurchased 9.2 million shares of our common stock from Security Capital and in December 2001, Security Capital sold its remaining shares of our common stock to the public in an underwritten offering.

(b) Basis of Presentation

Our accounts and those of our controlled subsidiaries and affiliates are consolidated in the financial statements. We use the equity or cost methods, as appropriate in the circumstances, to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not controlled by us. If events or changes in circumstances indicate that the fair value of an investment accounted for using the equity method or cost method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

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

(c) Rental Property

Properties to be developed or held and used in rental operations are carried at cost less accumulated depreciation and impairment losses, where appropriate. Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and impairment losses, where appropriate) or estimated fair value less costs to sell. Properties are considered held for sale when they are subject to a contract of sale meeting criteria specified by senior management (e.g., contingencies are met or waived, a nonrefundable deposit is paid, etc.). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. As of December 31, 2002 and 2001, land with a carrying value of $5.7 million and $6.9 million, respectively, was held for sale.

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

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

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value cannot be recovered from future undiscounted cash flows, the property is written down to estimated fair value and an impairment loss is recognized.

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

(d) Geographic Concentration

As of December 31, 2002, we owned greater than 50% interests in and consolidated 260 operating office buildings located in the United States. The following table summarizes the number of buildings, the rentable square footage and the percentage of property operating income by market.

Market	Number of Buildings	Rentable Square Footage	Percent of Property Operating Income for the Year Ended 12/31/02
San Francisco Bay Area	79	5,507,607	33.6
Washington, D.C. Metro	20	3,522,714	21.4
Southern California	65	3,066,859	14.2
Seattle/Portland	35	1,776,561	7.8
Atlanta	16	1,774,263	5.0
Chicago	7	1,237,565	4.9
Dallas	9	1,007,309	3.6
Phoenix	4	532,506	3.0
Denver	8	815,529	2.9
Salt Lake City	11	630,029	2.3
Austin	6	432,083	1.3

	260	20,303,025	100.0

(e) Tenant Leasing Costs

We defer fees and initial direct costs incurred in the negotiation of completed leases. They are amortized on a straight-line basis over the term of the lease to which they apply.

(f) Deferred Financing Costs

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

(h) Revenue Recognition

We recognize minimum base rental revenue under tenant leases on a straight-line basis over the terms of the related leases. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date. We recognize revenues for recoveries from tenants of real estate taxes, insurance and other costs in the period in which the related expenses are incurred. We recognize revenues for rents

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

that are based on a percentage of a tenant’s sales in excess of levels specified in the lease agreement when the tenant’s sales actually exceed the specified minimum level. We recognize lease termination fees on the termination date. We recognized lease termination fees of $4.4 million, $2.5 million and $6.7 million in 2002, 2001 and 2000, respectively. These fees are included in parking and other tenant charges in the Statements of Operations.

We recognize revenue for services on properties we manage, lease or develop for unconsolidated entities or third parties when the services are performed. Revenue for development and leasing services to affiliates is reduced to eliminate profit to the extent of our ownership interest.

We provide for potentially uncollectible accounts and notes receivable and accrued straight-line rents based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. During 2002, 2001 and 2000, we recognized bad debt expense of $7.1 million, $5.5 million and $2.9 million, respectively.

(i) Income and Other Taxes

In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent of the income it distributes. We qualify and intend to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on taxable income, if any, of our taxable REIT subsidiaries (“TRS”). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income tax and excise tax on any undistributed income.

We incurred current federal and state income and franchise taxes of approximately $0.3 million, $1.3 million and $44.5 million in 2002, 2001 and 2000, respectively.

Deferred income taxes of our TRSs are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and interest deduction carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. The components of deferred income taxes are summarized as follows:

	As of Dec. 31, 2002	As of Dec. 31, 2001
(In thousands)
Rental property	$5,376	$3,569
Net operating loss carryforwards	4,725	7,910
Interest deduction carrryforwards	3,134	2,160
Intangible/investments	964	1,348
Accrued compensation	695	349
Allowance for doubtful accounts	479	105
Rents received in advance	451	1,053
Accrued straight-line rents	(1,554)	(998)

	14,270	15,496
Less: Valuation allowance	(14,270)	(15,496)

Net deferred tax assets	$—	$—

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2002 and 2001, we had a valuation allowance for the full amount of the net deferred tax assets of our TRSs as we do not believe that it is more likely than not that these deferred tax assets will be realized. The net operating loss carryforwards at December 31, 2002 expire between 2009 and 2021.

Reconciliation of Net Income to Estimated Taxable Income (Unaudited)

Earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the estimated useful lives and methods used to compute depreciation of rental property, in the carrying value (basis) of investments in properties and unconsolidated entities and in the timing of recognition of certain revenues and expenses for tax and financial reporting purposes. The following table reconciles our net income to estimated taxable income.

(In thousands)	2002	2001
Net income	$109,305	$79,061
Depreciation/amortization timing differences on real estate	44,868	32,842
Straight-line rent adjustments	(6,315)	(9,922)
Earnings adjustment on consolidated and unconsolidated entities	(13,715)	3,804
Rents received in advance	3,794	1,387
Bad debts	(1,930)	3,443
Tax gain on sale of real estate in excess of book gain	(13,002)	48,612
Compensation expense	(2,051)	(3,752)
Other	120	2,358

Estimated taxable net income	$121,074	$157,833

Reconciliation Between Dividends Paid and Dividends Paid Deductions (Unaudited)

The following table reconciles cash dividends paid and the dividends paid deduction for income tax purposes:

(In thousands)	2002	2001	2000
Cash dividends paid	$136,359	$148,825	$158,453
Dividends carried back to the prior year	(10,403)	(1,395)	(14,099)
Dividends designated from following year	—	10,403	1,395

Dividends paid deduction	$125,956	$157,833	$145,749

Characterization of Distributions (Unaudited)

The following table characterizes distributions paid per common share:

	2002	2001	2000
Ordinary income	100%	92%	84%
Capital gain	—	8%	16%

(j) Earnings Per Share

Our basic earnings per share (EPS) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Our diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of convertible securities are computed using the “if-converted” method. The dilutive effects of options, warrants and their equivalents are computed using the “treasury stock” method.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

The following table sets forth information relating to the computations of our basic and diluted EPS for income from continuing operations:

(In thousands, except per share amounts)

	Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$55,999	52,817	$1.06
Effect of Dilutive Securities—Stock Options	—	910	(0.02)

Diluted EPS	$55,999	53,727	$1.04

	Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$37,148	61,010	$0.61
Effect of Dilutive Securities—Stock Options	—	1,432	(0.02)

Diluted EPS	$37,148	62,442	$0.59

	Year Ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$107,678	66,221	$1.63
Effect of Dilutive Securities—Stock Options	—	1,428	(0.04)

Diluted EPS	$107,678	67,649	$1.59

Income from continuing operations has been reduced by preferred stock dividends of $30,055, $34,705 and $35,206 for 2002, 2001 and 2000, respectively.

The effects of convertible units in CarrAmerica Realty, L.P. and Carr Realty, L.P. and Series A Convertible Preferred Stock are not included in the calculation of diluted EPS for any year in which their effect is antidilutive.

(k) Cash Equivalents

We consider all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits.

(l) Derivative Financial Instruments and Hedging

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We mainly use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do no materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments, including interest rate caps and swaps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We either will hedge our variable rate debt to give it a fixed interest rate or hedge our fixed rate debt to give it a variable interest rate.

Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Under

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

interest rate swap agreements, we and the counterparties agree to exchange the difference between fixed rate and variable rate interest amounts calculated by reference to specified notional principal amounts during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. Parties to interest rate cap and swap agreements are subject to market risk for changes in interest rates and credit risk in the event of nonperformance by the counterparty. We do not require any collateral under these agreements but deal only with highly rated institutional counterparties and do no expect that any counterparties will fail to meet their obligations.

Derivative financial instruments are recognized as either assets or liabilities on the balance sheet at their fair value. Subject to certain qualifying conditions, we may designate a derivative as either a hedge of the cash flows from a variable rate debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a fixed rate debt instrument (fair value hedge). For those derivatives designated as a cash flow hedge, we report the fair value gains and losses in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. We recognize these fair value gains or losses in earnings during the period(s) in which the hedged item affects earnings. For a derivative qualifying as a fair value hedge, we report fair value gains or losses in earnings along with fair value gains or losses on the hedged item attributable to the risk being hedged. Most of our derivative financial instruments qualify as a fair value hedge. Derivatives that do not qualify for hedge accounting are marked to market through earnings. Amounts receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt.

(m)	Accumulated Other Comprehensive Income

We currently do not have any items of other comprehensive income. Prior to the merger of HQ Global with VANTAS (see note 4), we had foreign currency translation adjustments relating to HQ Global’s foreign affiliates. Our comprehensive income consisting of net income and translation adjustments was $179.5 million in 2000.

(n)	Segment Information

We have one reportable business segment: real estate property operations. Business activities and operating segments that are not reportable are included in other operations.

(o)	Stock/Unit Compensation Plans

Through 2002, we applied the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock/unit compensation plans. Under this method, we record compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeds the amount the employee is required to pay to acquire the unit or stock.

The following table summarizes pro forma effects on net income and earnings per share if the fair value method had been used to account for all stock-based compensation awards made since 1995.

(In thousands, except per share data)	2002	2001	2000
Net income as reported	$109,305	$79,061	$179,467
Stock-based compensation cost from
restricted unit plan included in net income	4,310	2,630	2,980
Fair value of stock-based compensation	(7,561)	(6,880)	(6,083)

Pro forma net income	$106,054	$74,811	$176,364

Earnings per share as reported:
Basic	$1.50	$0.73	$2.18
Diluted	1.47	0.71	2.13
Earnings per share, pro forma:
Basic	$1.44	$0.66	$2.13
Diluted	1.41	0.64	2.09

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

The per share weighted-average fair values of Unit options and stock options granted during 2002, 2001 and 2000 were $3.12, $3.07 and $2.24, respectively, on the date of grant. This value is determined using the Black- Scholes option-pricing model. The following assumptions were used:

	Expected	Risk Free	Expected	Expected
	Dividend	Interest	Stock	Option
	Yield	Rate	Volatility	Life in Years

2002	7.80%	4.86%	23.89%	6.81
2001	7.94%	5.12%	23.79%	5.22
2000	8.64%	6.77%	22.47%	5.00

Additional information concerning stock/unit compensation plans is presented in note 9.

(p)	New Accounting Pronouncements

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Adoption of SFAS No. 144 in January 2002 did not have a material effect on our financial statements. However, in the event we sell a property on terms where we have limited or no continuing involvement with the property after such sale we are required to reclassify that property’s previously reported earnings to discontinued operations. We are also required to present assets held for sale and the related liabilities separately in our consolidated balance sheets if we meet the applicable criteria of SFAS No. 144.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For 2002, the Interpretation requires certain disclosures which we have included in Note 13. Beginning in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. We do not anticipate that adoption of Interpretation No. 45 will have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have adopted the disclosure provisions of SFAS No. 148. Beginning January 1, 2003, we will adopt the prospective transition method for all new stock compensation awards. We do not anticipate that adoption of SFAS No. 148 will have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

subordinated financial support from other parties. We do not anticipate that adoption of Interpretation No. 46 will have a material effect on our financial statements.

(q)	Reclassifications

Some prior years’ amounts have been reclassified to conform to the current year’s presentation.

(2)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	December 31, 2002	December 31, 2001

Fixed rate mortgages	$419,356	$473,382
Unsecured credit facility	88,000	457,000
Senior unsecured notes	1,100,000	475,000

	1,607,356	1,405,382
Unamortized discount and fair
value adjustment, net	(3,407)	(6,152)

	$1,603,949	$1,399,230

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from December 2003 through July 2029. The weighted average interest rate of mortgages payable was 7.98% at December 31, 2002 and 8.04% at December 31, 2001. The net book value of properties pledged as collateral for mortgages payable was $510.4 million and $653.6 million as of December 31, 2002 and 2001, respectively.

In June 2001, we closed on a new three-year $500.0 million unsecured credit line facility with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the line an additional year at our option. The line carries an interest rate of 70 basis points over 30-day London Interbank Offered Rate (LIBOR). As of December 31, 2002, $88.0 million was drawn on the credit facility, $1.2 million in letters of credit were outstanding and we had $410.8 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

*	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;

*	A minimum ratio of annual EBITDA to fixed charges;

*	A maximum ratio of aggregate unsecured debt to unencumbered assets;

*	A maximum ratio of total debt to tangible fair market value of our assets; and

*	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations.

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of our unmortgaged properties.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

We had senior unsecured notes outstanding at December 31, 2002 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.20% notes due in 2004	$150,000	$(338)	$5,333	$154,995
6.625% notes due in 2005	100,000	(1,381)	—	98,619
7.375% notes due in 2007	125,000	(653)	—	124,347
5.261% notes due in 2007	50,000	(50)	—	49,950
5.25% notes due in 2007	175,000	(1,440)	2,235	175,795
6.875% notes due in 2008	100,000	(2,137)	—	97,863
7.125% notes due in 2012	400,000	(4,976)	—	395,024

	$1,100,000	$(10,975)	$7,568	$1,096,593

We had senior unsecured notes outstanding at December 31, 2001 as follows:

(In thousands)	Note Principal	Unamortized Discount	Total
7.20% notes due in 2004	$150,000	$(584)	$149,416
6.625% notes due in 2005	100,000	(2,077)	97,923
7.375% notes due in 2007	125,000	(811)	124,189
6.875% notes due in 2008	100,000	(2,680)	97,320

	$475,000	$(6,152)	$468,848

Our senior unsecured notes also contain covenants with which we must comply. These include:

*	Limits on our total indebtedness on a consolidated basis;

*	Limits on our secured indebtedness on a consolidated basis;

*	Limits on our required debt service payments; and

*	Compliance with the financial covenants of our credit facility.

CarrAmerica Realty, L.P. unconditionally guarantees all of the senior unsecured notes and unsecured credit facility.

Debt maturities as of December 31, 2002 are summarized as follows:

(In thousands)
2003	$39,903
2004	259,426
2005	157,711
2006	20,580
2007	357,262
2008 and thereafter	772,474

$1,607,356

Restricted deposits consist primarily of escrow deposits. These deposits are required by lenders to be used for future building renovations or tenant improvements or as collateral for letters of credit.

The estimated fair value of our mortgages payable at December 31, 2002 and 2001 was approximately $438.5 million and $494.5 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities. The fair value of the unsecured credit facility at December 31, 2002 and 2001 approximates book value. The estimated fair value of our senior unsecured

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

notes at December 31, 2002 and 2001 was approximately $1,182.1 million and $489.8 million, respectively. The estimated fair value is based on the borrowing rates available to us for debt with similar terms and maturities.

(3)	Derivative Financial Instruments

On May 8, 2002, we entered into an interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. Net semi-annual settlement payments are recognized as increases or decreases to interest expense. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2002, the fair value of the interest rate swaps was approximately $5.3 million. We recognized a reduction in interest expense for 2002 of approximately $2.7 million, related to the swaps. As of December 31, 2002, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 4.2%.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. Net semi-annual settlement payments are recognized as increases or decreases to interest expense. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2002, the fair value of the interest rate swaps was approximately $2.2 million. We recognized a reduction in interest expense for 2002 of approximately $0.4 million, related to the swaps. As of December 31, 2002, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.1%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of December 31, 2002, the fair market value of these interest rate caps was not material.

(4)	HQ Global Workplaces, Inc.

In 1997, we began making investments in HQ Global Workplaces, Inc. (“HQ Global”), a provider of executive office suites. On June 1, 2000, we, along with HQ Global, VANTAS Incorporated (VANTAS) and FrontLine Capital Group (FrontLine), consummated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interests in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. We received $377.3 million in cash in connection with these transactions. In addition, $140.5 million of debt which we had guaranteed was repaid with a portion of the cash proceeds. Following the transaction, we owned approximately 16% of the equity of HQ Global on a diluted basis and our investment had a carrying value of $42.2 million.

FrontLine, the majority stockholder of HQ Global, announced in October 2001 that HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine term indebtedness, was in a forbearance period with HQ Global lenders and was actively negotiating with those lenders. In November 2001, FrontLine disclosed that it had recognized an impairment in the value of intangible assets relating to HQ Global due to HQ Global’s trend of operating losses and its inability to remain in compliance with the terms of its debt arrangements. Based on these factors, our analysis of the financial condition and operating results of HQ Global (which deteriorated significantly during 2001 as the economic slowdown reduced the demand for temporary office space, particularly from technology-related tenants) and the losses of key board members and executives by HQ Global, particularly in the last half of 2001, we determined in the fourth quarter of 2001, that our investment in HQ Global was impaired. We recorded a $42.2 million impairment charge, reducing the carrying value of our remaining investment in HQ Global to zero.

On March 13, 2002, HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. During 1997 and 1998, to assist HQ Global as it grew its business, we provided guarantees of HQ Global’s performance under four office leases. To our knowledge, all monthly rent payments were made by HQ Global

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

under two of these leases through January 2002, and rental payments under the other two leases were made through February 2002.

In the course of its bankruptcy proceedings, HQ Global has filed motions to reject two of these four leases. One lease is for space in San Jose, California. This lease is for approximately 22,000 square feet of space at two adjacent buildings and runs through October 2008. Total aggregate remaining lease payments under this lease as of February 1, 2002 were approximately $6.2 million (approximately $0.7 million of which was payable in 2002); however, our liability under this guarantee was limited to approximately $2.0 million. We reached an agreement with the landlord of this lease under which we paid $1.75 million in full satisfaction of the guarantee in January 2003. We recognized this expense in 2002.

The second lease that was rejected by HQ Global is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million (approximately $0.8 million of which was payable in 2002). In June 2002, we received a demand for payment of the full amount of the guarantee. However, we believe that we have defenses to payment under this guarantee available to us and joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that the lease was terminated by the landlord of the sublease not later than February 28, 2002. On July 26, 2002, the landlord under the sublease filed suit in federal court in New York seeking payment from us under this guarantee. In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of December 31, 2002, we had not made any payments under this guarantee.

HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.5 million, which liability reduces over the life of the lease until its expiration in September 2007. As of December 31, 2002, we have not accrued any expense related to or made any payments under this guarantee.

The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million (approximately $0.6 million of which was payable in 2002). We initially recognized an expense of $0.4 million under this guarantee in the first quarter of 2002 based on a tentative agreement with HQ Global under which HQ Global would not reject this lease obligation and we would fund HQ Global’s operating losses at this location for a limited period of time. Due to deteriorating conditions in the local commercial real estate market, HQ Global subsequently determined that the tentative agreement was not in its best interest. HQ Global indicated to us that it intended to reject this lease unless its rent was reduced to current market rates. As an interim measure, we entered into an agreement with HQ Global as of June 30, 2002 to fund operating losses at this location up to an aggregate amount of $130,000 in exchange for HQ Global forbearing from rejecting this lease until September 15, 2002, or if it obtained from the bankruptcy court an extension of time within which to reject leases, November 1, 2002. Because the bankruptcy court has since twice extended the time period within which HQ Global may reject this lease to May 9, 2003, we have twice extended the existing forbearance agreement in exchange for funding operating losses up to an additional aggregate amount of $245,000. As a result of our efforts to mitigate our exposure under this guarantee, we entered into agreements with HQ Global in January 2003 under which HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates. These agreements remain subject to approval by both the bankruptcy court and the landlord under the lease. In addition, these agreements will not be enforceable if HQ Global fails to successfully reorganize and emerge from the bankruptcy proceedings. There can be no assurance that the necessary approvals will be granted, that material changes to the agreements will not be required to gain approvals, or that HQ Global will successfully reorganize and emerge from the bankruptcy proceedings. We increased our provision for loss under this guarantee to $6.9 million in the second quarter of 2002 and this continues to represent the amount we have determined to be our likely exposure under this guarantee as of December 31, 2002. However, there can be no assurance that we will not be required to further increase our provision or make cash payments related to this guarantee in future periods up to, in the aggregate, the full amount of the guarantee. As of December 31, 2002, we had not made any payments under this guarantee.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

(5)	Minority Interest

At the time we were incorporated and our majority-owned subsidiary, Carr Realty, L.P. was formed, those who contributed interests in properties to Carr Realty, L.P. had the right to elect to receive either our common stock or units of limited partnership interest in Carr Realty, L.P. In addition, we have acquired assets since our formation by issuing distribution paying units and non-distribution paying units of Carr Realty, L.P. and CarrAmerica Realty, L.P.The non-distribution paying units cannot receive any distributions until they automatically convert into distribution paying units in the future. During 2002, 2001 and 2000, 89,357, 89,357 and 163,598 non-distribution paying units, respectively, were converted to distribution paying units. A distribution paying unit, subject to restrictions, may be redeemed at any time for either one share of our common stock, or at our option, cash equal to the fair market value of a share of our common stock at the redemption date. When a Unitholder redeems a distribution paying unit for a share of common stock or cash, minority interest is reduced and our investment in Carr Realty, L.P. or CarrAmerica Realty, L.P., as appropriate, is increased. During 2002, 2001 and 2000, 278,799, 61,432 and 292,739 distribution paying units, respectively, of Carr Realty, L.P. were redeemed for cash or our common stock. During 2002, 2001 and 2000, 25,509, 52,782 and 146,151 units, respectively, of CarrAmerica Realty, L.P. were redeemed for cash or our common stock. Minority interest in the financial statements relates primarily to Unitholders.

The following table summarizes the outstanding shares of our common stock, preferred stock which is convertible into our common stock and outstanding units of Carr Realty, L.P. and CarrAmerica Realty, L.P.:

(In thousands)
		Convertible	Distribution	Non-Distribution
	Common	Preferred	Paying	Paying
	Stock	Stock	Units	Units
As of December 31,	Outstanding	Outstanding	Outstanding	Outstanding
2002	51,836	—	5,579	89
2001	51,965	80	5,794	179
2000	65,018	480	5,656	268

Weighted average for:
2002	52,827	3	5,671	142
2001	61,010	256	5,809	231
2000	66,221	495	5,916	405

(6)	Other Investments in Unconsolidated Entities and Affiliate Transactions

We utilize joint venture arrangements on projects characterized by large dollar-per-square foot costs and/or when we desire to limit capital deployment in certain of our markets. We own interests ranging from 15% to 50% in real estate property operations and development operations through unconsolidated entities. We had ten investments at December 31, 2002 and eleven investments at December 31, 2001 and 2000 in these entities. Adjustments are made to equity in earnings of unconsolidated entities to account for differences in the amount at which the investment is carried and the amount of underlying equity in the net assets.

The combined condensed financial information for the unconsolidated entities accounted for under the equity method is as follows:

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

(In thousands)

	December 31
Balance Sheets	2002	2001
Assets	$706,627	$647,294
Rental property, net	48,300	161,959
Land and construction in progress	22,719	17,607
Cash and cash equivalents	42,648	54,493

Other assets	$820,294	$881,353

Liabilities and Partners’ Capital
Liabilities
Notes payable	$473,985	$497,493
Other liabilities	25,112	36,582

Total liabilities	499,097	534,075
Partners’ capital	321,197	347,278

	$820,294	$881,353

	Year Ended December 31,
Statements of Operations	2002	2001	2000
Revenue	$134,903	$109,441	$64,423
Depreciation and amortization expense	33,188	27,890	14,733
Interest expense	36,737	22,034	19,529
Other expenses	47,212	37,627	21,302
Gain on sale of assets	18,162	—	63,984

Net Income	$35,928	$21,890	$72,843

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $8.0 million in 2002, $14.2 million in 2001 and $8.9 million in 2000. Accounts receivable from joint ventures and other affiliates were $1.7 million at December 31, 2002 and $3.2 million at December 31, 2001.

Other material related party transactions include general contracting and other services from Clark Enterprises, Inc., an entity in which one of our directors is the majority stockholder. We, including our unconsolidated affiliates, paid $36.1 million in 2002, $25.1 million in 2001 and $10.0 million in 2000 to Clark Enterprises, Inc. for these services. Substantially all of the payments related to our unconsolidated affiliates. We also have a consulting agreement with Oliver Carr, one of our directors, under which Mr. Carr provides services to us. We paid Mr. Carr $105,000 in 2002 and 2001 and $52,500 in 2000. The agreement expires in June 2003.

As of December 31, 2002, we guaranteed $26.5 million of debt related to a joint venture and $21.0 million of debt related to a development project we have undertaken with a third party.

In November 2001, we repurchased 9.2 million shares of our common stock from Security Capital for a total of $265.4 million or $28.85 per share.

We have investments in two companies, V Technologies International Corporation (Agilquest) and essention, which we account for using the cost method. These are startup entities in which we invested $2.8 million and $1.7 million, respectively. To date, neither company has had any substantial earnings. In the fourth quarter of 2002, we recognized an impairment of $500,000 on our investment in essention because we believe the value of our investment was partially impaired. If, in the future, these companies fail to achieve their business plans, additional impairment charges related to our investments may be required.

CARRAMERICA REALITY CORPORATION

Notes to Consolidated Financial Statements

(7)	Lease Agreements

Space in our rental properties is leased to approximately 1,050 tenants. In addition to minimum rents, the leases typically provide for other rents which reimburse us for specific property operating expenses and real estate taxes. The future minimum base rent to be received under noncancellable tenant operating leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2002 are summarized as follows:

(Dollars in thousands)		Percentage of
	Future	Total Space
	Minimum	Under Lease
	Rent	Expiring

2003	$400,797	12.9
2004	353,810	14.2
2005	300,815	13.2
2006	236,486	11.5
2007	183,184	13.3
2008 & thereafter	440,043	27.3

	$1,915,135

Leases also provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

We lease land for two office properties located in metropolitan Washington, D.C. and one office property located in Santa Clara, California. We also lease land adjacent to an office property in Chicago, Illinois and office space in metropolitan Washington, D.C. for our own use, with part of this space being subleased to tenants. On October 2, 2002 in connection with the acquisition of a property, we entered into a ground lease agreement with Stanford University in Palo Alto, California for 51 years with minimum annual base rent of $800,000 along with a percentage rent based on the property’s operating performance. The initial terms of these leases range from 5 years to 99 years. The longest lease matures in 2086. The minimum base annual rental payment for these leases is $4.2 million.

(8)	Common and Preferred Stock

Over the past three years, our Board of Directors authorized us to spend up to $400.0 million to repurchase our common and preferred shares not including stock repurchased from Security Capital in 2001 or the redemption of 4.0 million of Series B Preferred shares in 2002 which were separately authorized. During 2000 and 2001, we acquired approximately 8.7 million shares of common stock for $253.1 million, an average price of $29.03 per share, exclusive of 9.2 million shares repurchased from Security Capital at $28.85 per share under the separate authorization in November 2001. During 2002, we repurchased an additional 1.4 million shares of common stock for $35.9 million at an average price of $25.63 per share. During 2002, we repurchased 1.8 million shares of our preferred stock for approximately $45.5 million, exclusive of 4.0 million Series B preferred shares redeemed for $100.0 million under the separate authorization in September 2002.

We are authorized to issue 35 million shares of preferred stock. On October 25, 1996, we issued 1,740,000 shares of Series A Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) at $25 per share. Dividends for the Series A Preferred Stock were cumulative and payable quarterly in arrears in an amount per share equal to the greater of $1.75 per share per year or the cash dividend paid on the number of shares of our common stock into which a share of Series A Preferred Stock was convertible. Series A Preferred Stock had a liquidation preference of $25 per share. Each share of Series A Preferred Stock was convertible into one share of common stock (subject to conversion adjustments), at the option of the holder. As of December 31, 2002, all shares of Series A Preferred Stock had been converted into common stock.

CARRAMERICA REALITY CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2002, we had the following additional preferred stock issued and outstanding:

(In thousands, except share data)			Liquidation
	Shares	Issue Date	Preference @ $25	Dividend Rate
Series B	2,893,916	August 1997	$72,348	8.57%
Series C	5,541,720	November 1997	138,544	8.55%
Series D	1,745,010	December 1997	43,626	8.45%

The Series C and D shares are Depositary Shares. They each represent a 1/10 fractional interest in a share of preferred stock. Dividends for the Series B, C and D shares are cumulative from the date of issuance and are payable quarterly in arrears on the last day of February, May, August and November. These preferred shares are redeemable at our option.

(9)	Stock/Unit Compensation Plans

As of December 31, 2002, we had three option plans. Two plans are for the purpose of attracting and retaining executive officers and other key employees (1997 Employee Stock Option and Incentive Plan and the 1993 Carr Realty Option Plan). The other plan is for the purpose of attracting and retaining directors who are not employees (1995 Non-Employee Director Stock Option Plan).

The 1997 Employee Stock Option and Incentive Plan (“Stock Option Plan”) allows for the grant of options to purchase our common stock at an exercise price equal to the fair market value of the common stock at the date of grant. At December 31, 2002, we had options and units to purchase 10,000,000 shares of common stock and units reserved so we could issue them under the Stock Option Plan. At December 31, 2002, 5,276,111 options were outstanding. All of the outstanding options have a 10-year term from the date of grant. 3,262,748 options vest over a four-year period, 25% per year, 381,000 options vest at the end of five years, 69,526 options vest over a three-year period, 33.3% per year and 29,364 vest within the first year after grant. The balance of the options vests over a five-year period, 20% per year.

The 1993 Carr Realty Option Plan allows for the grant of options to purchase units of Carr Realty, L.P. (unit options). These options are exercisable at the fair market value of the units at the date of grant, which is equivalent to the fair market value of our common stock on that date. Units (following exercise of unit options) are redeemable for cash or common stock, at our option. At December 31, 2002, we had options to purchase 1,266,900 units authorized for grant under this plan, of which 159,422 were outstanding. All of the outstanding options have a 10-year term from the date of grant and vest over five years, 20% per year.

The 1995 Non-Employee Director Stock Option Plan provides for the grant of options to purchase our common stock at an exercise price equal to the fair market value of the common stock at the date of grant. Under this plan, newly elected non-employee directors are granted options to purchase 3,000 shares of common stock when they start serving as a director. In connection with each annual election of directors, a continuing non-employee director will receive options to purchase 7,500 shares of common stock. The stock options have a 10-year term from the date of grant and vest over three years, 33 1/3% per year. At December 31, 2002, we had 270,000 options on shares of common stock authorized for grant under this plan with 91,693 outstanding.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

Unit and stock option activity during 2002, 2001 and 2000 is summarized as follows:

	1993 Plan		1995 Plan		1997 Plan
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 1999	847,622	$23.186	200,393	$24.824	4,700,503	$26.301
Granted	—	—	7,500	24.688	2,867,857	21.195
Exercised	593,600	22.932	—	—	632,611	25.103
Forfeited	15,500	23.831	—	—	773,337	24.480

Outstanding at December 31, 2000	238,522	23.778	207,893	24.819	6,162,412	24.275
Granted	—	—	—	—	1,171,139	28.644
Exercised	79,100	22.939	70,700	23.626	1,061,213	23.329
Forfeited	—	—	—	—	121,613	23.678

Outstanding at December 31, 2001	159,422	24.194	137,193	25.435	6,150,725	25.277
Granted	—	—	—	—	607,193	30.315
Exercised	—	—	33,000	26.338	1,010,125	23.503
Forfeited	—	—	12,500	26.302	471,682	25.370

Outstanding at December 31, 2002	159,422	$24.194	91,693	$24.993	5,276,111	$26.206

Options exercisable at:
December 31, 2000	218,766	$23.400	141,378	$24.884	1,293,024	$27.469
December 31, 2001	151,544	23.947	114,693	25,648	1,619,437	27.105
December 31, 2002	159,422	24.194	89,193	25.001	2,129,602	27.046

The following table summarizes information about our stock options outstanding at December 31, 2002:

Options Outstandng				Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of 12/31/02	Weighted-Average Exercise Price
$17.00-$20.00	3,000	2.3	$17.7500	3,000	$17.7500
$20.01-$23.00	1,349,810	6.5	20.9269	340,185	21.5502
$23.01-$26.00	1,167,225	6.0	23.7995	592,475	23.6105
$26.01-$29.00	1,140,448	7.8	28.5997	372,564	28.5525
$29.01-$32.00	1,866,743	6.2	29.8480	1,069,993	29.6028

	5,527,226	6.5	$26.1279	2,378,217	$26.7786

We have also granted to key executives 831,003 restricted stock units under the 1997 Stock Option Plan. The stock units were granted at a zero exercise price and are convertible to shares of common stock on a one-for-one basis as they vest at the option of the executive. The fair market values of the units at the dates of grant range from $20.69 to $32.05 per unit. The units vest over five years, at 20% per year. We recognize the fair value of the units awarded at dates of grant as compensation cost on a straight-line basis over the terms of the awards. Compensation expense related to these awards was $4.3 million in 2002, $2.6 million in 2001 and $3.0 million in 2000. During 2002, we began to exchange unvested stock units for shares of restricted common stock with the same terms as the unvested units. During 2002, 73,797 units were exchanged and the remaining unvested units (194,872 units as of December 31, 2002) are expected to be exchanged during 2003.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

(10) Gain on Sale of Assets and Other Provisions, Net

The following table summarizes our gain on sale of assets and other provisions, net:

(In thousands)	2002	2001	2000
Sales of land/development properties	$—	$(473)	$(3,655)
Sales of rental properties	15,652	4,937	33,399
Sale of properties to Carr Office Park, L.L.C.	—	—	33,197
Impairment loss	(2,496)	(1,500)	(7,894)
Income taxes	—	—	(18,676)

Total	$13,156	$2,964	$36,371

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs.

During 2002, we disposed of four operating properties recognizing a gain of $34.7 million, including a gain of $4.9 million relating to our share of gain on a sale of a property which we held an interest through an unconsolidated entity. Approximately $19.1 million of the gain relates to our Commons at Las Colinas property with which we have no continuing involvement after the sale. Accordingly, the gain and the results of operations of the property are classified as discontinued operations. The balance of the gain related to properties we continue to manage under management agreements. The gain on these sales and the operating results of the properties are not classified as discontinued operations due to our continuing involvement. We also recognized impairment losses of $2.5 million on land holdings.

As required by SFAS No. 144, the operating results of the Commons at Las Colinas property are included in discontinued operations for all periods presented in the Statements of Operations. Operating results of the property are summarized as follows:

(In thousands)	2002	2001	2000
Revenues	$7,758	$12,860	$8,258
Property expenses	154	111	764
Depreciation and amortization	3,438	5,541	3,219

Net income	$4,166	$7,208	$4,275

During 2001, we disposed of seven operating properties, one property under development and three parcels of land held for development. We recognized a gain of $4.5 million on these transactions. We also recognized an impairment loss of $1.5 million on land holdings .

During 2000, we disposed of 16 operating properties (including one property in which we held an interest through an unconsolidated entity) and four parcels of land that were being held for development. We recognized a gain of $24.1 million on these transactions, net of taxes of $5.6 million, including a net gain of $8.8 million relating to our share of gain on the sale of a property in which we held an interest through an unconsolidated entity.

On August 17, 2000, we closed on a joint venture transaction with New York State Teachers’ Retirement System (“NYSTRS”). At closing, we and some affiliates contributed properties to the joint venture, Carr Office Park, L.L.C., and NYSTRS contributed cash of approximately $255.1 million. The joint venture encompasses five suburban office parks (including 26 rental properties and land held for development of additional properties) in four markets. We received approximately $249.6 million and a 35% interest in the joint venture in exchange for the properties contributed and recognized a gain on the partial sale of $20.1 million, net of taxes of $13.1 million.

In 2000 we recognized an impairment loss of $7.9 million on land. For various reasons, we determined that we would not proceed with planned development of rental properties on certain of our land holdings and decided to market the land for sale. As a result, we evaluated the recoverability of the carrying amounts of the land. We

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

determined that the carrying amounts would not be recovered from estimated net sale proceeds in certain cases and, in those cases, we recognized impairment losses.

(11) Acquisitions

During 2002, we acquired five operating properties totaling almost 900,000 rentable square feet for approximately $216.1, million including assumed debt. The table below details our 2002 acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
11119 Torrey Pines Rd.	Southern California	May-02	1	76,701	$19,000
Canal Center	Washington, DC Metro	Aug-02	4	492,001	121,779
TransPotomac V Plaza	Washington, DC Metro	Aug-02	1	96,960	19,721
Carroll Vista I & II	Southern California	Sep-02	3	107,579	24,600
Stanford Research Park[1]	San Francisco Bay Area	Oct-02	2	89,595	31,000

			11	862,836	$216,100

[1]	$5.1 million of the purchase price is classified as prepaid rent on the related ground lease.

The aggregate purchase price of these properties was allocated as follows:

Land	$34,176
Building	177,318
Prepaid ground rent	5,100
Lease contracts	(494)

$216,100

(12) Commitments and Contingencies

At December 31, 2002, we were liable on $1.2 million in letters of credit. We were contingently liable for letters of credit related to various completion escrows and on performance bonds amounting to approximately $1.4 million to ensure completion of required public improvements on our construction projects.

We have a 401(k) plan for employees under which we match 75% of employee contributions up to the first 6% of pay. We also have the option to make a base contribution of 3% of pay for participants who remain employed on December 31 (end of the plan year). Our contributions to the plan are subject to an initial four-year vesting, 25% per year. Prior to 2001, the vesting schedule was a five-year graduated vesting schedule, and our contribution was 50% of employee contributions up to the first 4% of pay. Our contributions to the plan were $3.1 million in 2002, $3.0 million in 2001 and $1.6 million in 2000.

We are currently involved in two separate lawsuits with two stockholders of HQ Global. The first lawsuit involves the September 1998 conversion of an approximately $111.0 million loan that we made to HQ Global into stock of HQ Global. We, along with HQ Global, initiated this lawsuit in the United States District Court for the District of Columbia in February 1999, asking the court to declare that the terms of the debt conversion were fair, after two minority stockholders threatened to challenge the terms of the conversion. These stockholders had claimed that both the conversion price used and the methods by which the conversion price was agreed upon between HQ Global and us were not fair to HQ Global or these stockholders. Thereafter, these two stockholders filed their own counterclaims against HQ Global, the board of directors of HQ Global and us. The stockholders asked the court to declare the conversion void, or in the alternative for compensatory and punitive damages. On September 12, 2001, the trial court granted these stockholders’ motion for summary judgment, declaring that the shares issued in connection with the conversion were null and void. We believe that the trial court incorrectly interpreted Delaware law in this case. We appealed this decision on October 2, 2001. We recognize that, in light of the trial court’s finding, there is a reasonable possibility that we will be unsuccessful in overturning the court’s decision. In that event, there are a number of possible outcomes, including a reduction in our equity interest in HQ Global or a cash payment by us to these stockholders. We currently believe that the value of any loss we may incur from this matter should not exceed $10 million including losses under directors’ indemnification discussed below, although we cannot assure you that this will be the case.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

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

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Thomas Carr, Oliver Carr and Philip Hawkins, who currently serve as directors and/or executive officers of us, with respect to any losses incurred by them arising out of the above litigation matters, if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global has not satisfied its indemnity obligation to these directors, and in light of HQ Global’s bankruptcy filing in March 2002, is not likely to do so in the future. As a result, we have paid the costs incurred by these directors in connection with the above litigation matters. As of December 31, 2002, we had paid approximately $615,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors.

We are currently involved in two lawsuits arising out of a sublease entered into by HQ Global in March 1998 and our guarantee to the landlord of the performance of HQ Global’s obligations under the sublease. On March 13, 2002 HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. In its bankruptcy proceedings, HQ Global rejected the sublease effective April 30, 2002. In June 2002, we received a demand for payment by the landlord of the full amount of the guarantee (approximately $5.4 million of rent payments remain under the sublease).

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

In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of December 31, 2002, we had not made any payments under this guarantee. However, even if the landlord were successful in its claims, we do not believe that this result would have a material adverse effect on our financial condition.

In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

are pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(13) Guarantees

Our obligations under guarantee agreements at December 31, 2002 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$26,500,000	$—
Loan[2]	Atlantic Building	Dec-03	21,000,000	—
Lease[3]	HQ Global	Jan-13	18,150,000	8,837,714
Indemnification[4]	HQ Global		—	—

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guaranty to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us their proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee.
3.	See note 4 for further discussion.
4.	See note 12 for further discussion.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

(14) Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for 2002 and 2001:

(In thousands, except per share data)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental revenue	$124,075	$120,893	$127,648	$130,574
Real estate service revenue	6,127	5,488	5,560	7,363
Real estate operating income	19,463	22,920	24,570	20,920
Income from continuing operations	15,784	18,475	28,245	23,548
Income (loss) from discontinued operations	1,716	1,710	789	(47)
Gain on sale of discontinued operations	—	—	19,085	—
Net income	17,500	20,185	48,119	23,501

Basic net income per common share:
Income from continuing operations	0.14	0.19	0.39	0.34
Income from discontinued operations	0.03	0.03	0.02	—
Gain on sale of discontinued operations	—	—	0.36	—
Net income	0.17	0.22	0.77	0.34

Diluted net income per common share:
Income from continuing operations	0.14	0.18	0.39	0.34
Income from discontinued operations	0.03	0.03	0.01	—
Gain on sale of discontinued operations	—	—	0.36	—
Net income	0.17	0.21	0.76	0.34

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental revenue	$120,379	$120,765	$123,683	$129,922
Real estate service revenue	10,137	9,703	6,682	4,515
Real estate operating income	24,227	29,502	28,827	26,977
Income (loss) from continuing operations	28,261	30,914	27,257	(14,579)
Income from discontinued operations	2,005	1,646	1,687	1,871
Net income (loss)	30,266	32,560	28,944	(12,709)

Basic net income per common share:
Income (loss) from continuing operations	0.31	0.36	0.30	(0.41)
Income from discontinued operations	0.03	0.03	0.03	0.03
Net income (loss)	0.34	0.39	0.33	(0.38)

Diluted net income per common share:
Income from continuing operations	0.29	0.35	0.29	(0.41)
Income from discontinued operations	0.03	0.03	0.03	0.03
Net income (loss)	0.32	0.38	0.32	(0.38)

Note: Net loss for the fourth quarter of 2001 includes an impairment loss of $42.2 million ($0.74 per share, basic and diluted) on our investment in HQ Global. Quarterly amounts have been restated to reflect property sold in 2002 with which we have no continuing involvement as discontinued operations.

(15) Segment Information

Our only reportable operating segment is real estate property operations. Other business activities and operating segments that are not reportable are included in other operations. The performance measure we use to assess results for real estate property operations is segment operating income. We define segment operating income as total rental revenue less property expenses, which include property operating expenses (other than depreciation and amortization) and real estate taxes. The real estate property operations segment includes the operation and management of rental properties including those classified as discontinued operations. The accounting policies of the segments are the same as those described in note 1.

Operating results of our reportable segment and our other operations are summarized as follows:

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2002
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$511.0	$24.5	$(7.8)	$527.7
Segment expense	172.8	41.7	(0.2)	214.3

Segment operating income (loss)	338.2	(17.2)	(7.6)	313.4

Interest expense				99.0
Depreciation expense				126.6

Operating income				87.8
Other expense				(0.9)
Gain on sale of assets and other provisions, net				13.2
Minority interest and taxes				(14.1)
Discontinued operations—sold property				4.2
Discontinued operations—gain on sale				19.1

Net income				$109.3

Total assets	$2,635.2	$180.4	$—	$2,815.7

Expenditures for long-lived assets	$287.9	$13.7	$—	$301.6

	As of and for the year ended December 31, 2001
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$507.6	$31.1	$(12.9)	$525.8
Segment expense	162.9	49.5	(0.1)	212.3

Segment operating income (loss)	344.7	(18.4)	(12.8)	313.5

Interest expense				83.6
Depreciation expense				120.4

Operating income				109.5
Other expense				(29.8)
Gain on sale of assets and other provisions, net				3.0
Minority interest and taxes				(10.8)
Discontinued operations—sold property				7.2

Net income				$79.1

Total assets	$2,605.8	$169.6	$—	$2,775.4

Expenditures for long-lived assets	$133.3	$17.2	$—	$150.5

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2000
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$531.9	$26.2	$(8.3)	$549.8
Segment expense	171.4	41.6	(0.8)	212.2

Segment operating income (loss)	360.5	(15.4)	(7.5)	337.6

Interest expense				100.2
Depreciation expense				123.4

Operating income				114.0
Other income				12.0
Gain on sale of assets and other provisions, net				36.4
Minority interest and taxes				(19.5)
Discontinued operations—sold property				4.3
Discontinued operations—executive suites				0.5
Discontinued operations—gain on sale of executive suites				31.8

Net income				$179.5

Total assets	$2,524.2	$548.6	$—	$3,072.8

Expenditures for long-lived assets	$230.7	$29.9	$—	$260.6

(16)	Supplemental Cash Flow Information

In August 2002, we assumed $63.5 million of debt related to the purchase of two operating properties. The total purchase price of the properties was approximately $141.5 million.

In January 2002, 80,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock were converted to shares of common stock, retiring all remaining shares of Series A Cumulative Convertible Redeemable Preferred Stock.

Our employees converted approximately $1.8 million, $1.8 million and $1.0 million in restricted units to 78,280 shares, 80,532 shares and 29,360 shares of common stock during 2002, 2001 and 2000, respectively.

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

In 2001 and 2000, 400,000 shares and 200,000 shares, respectively, of our Series A Cumulative Convertible Redeemable Preferred Stock were converted to shares of common stock.

In August 2000, we contributed $332.1 million of assets to an unconsolidated joint venture, Carr Office Park, L.L.C.

CarrAmerica Realty Corporation and Subsidiaries

Schedule II: Valuations and Qualifying Accounts

(In Thousands)

Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve[1]	Balance End of Period
Allowance for Doubtful Accounts:
Year Ended:
December 31, 2002	$9,385	$7,052	$(10,478)	$5,959
December 31, 2001	3,934	5,498	(47)	9,385
December 31, 2000	1,560	2,880	(506)	3,934
[1]	Balance written off as uncollectible.

CarrAmerica Realty Corporation and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)		Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period
Properties	Encumbrances	Land	Buildings and Improvements	Subsequent to Acquisition[3]	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
Downtown Washington, D.C.:
International Square[2]	$179,688	$69,651	$100,921	$22,069	$69,651	$122,990	$192,641	$73,769	1977,1979,1982	1993
900 19th Street	14,897	1,985	13,358	3,954	1,985	17,312	19,297	8,644	1986	1993
2550 M Street	—	2,340	11,348	14,412	2,340	25,760	28,100	13,097	1978	1993
1730 Pennsylvania Avenue	—	2,196	11,013	14,024	2,196	25,037	27,233	15,269	1972	1993
1255 23rd Street	37,463	10,793	40,214	4,221	10,793	44,435	55,228	20,496	1983	1993
1747 Pennsylvania Avenue	13,628	1,636	8,157	7,646	1,636	15,803	17,439	9,613	1970	1993
1775 Pennsylvania Avenue	11,606	—	19,000	3,098	—	22,098	22,098	5,416	1975	1994
675 E Street[1]	—	—	—	5,387	—	5,387	5,387	—	N/A	2001
Suburban Washington, D.C.:
One Rock Spring Plaza	—	—	18,409	2,257	—	20,666	20,666	9,224	1989	1995
Reston Town Center	—	—	2,150	—	—	2,150	2,150	518	N/A	1996
Sunrise Corporate Center	—	8,250	34,322	7,890	11,566	38,896	50,462	3,820	1987-1989	1996
Reston Crossing East & West	—	8,379	—	59,197	13,315	54,261	67,576	7,875	1987-1989	1996
Trans Potomac V Plaza	—	2,604	17,499	(85)	2,604	17,414	20,018	203	1982	2002
Canal Center	—	17,848	105,507	(442)	17,848	105,065	122,913	1,290	1986,1988	2002
Orange County/Los Angeles:
Scenic Business Park	—	2,469	4,503	2,045	2,469	6,548	9,017	2,645	1985	1996
Harbor Corporate Park	—	2,191	5,784	3,125	2,191	8,909	11,100	3,113	1987	1996
Plaza PacifiCare	—	3,493	6,392	79	3,493	6,471	9,964	1,807	1986	1996
Katella Corporate Center	—	2,671	4,314	1,392	2,681	5,696	8,377	1,828	1982	1996
Warner Center	—	16,490	33,698	7,421	16,574	41,035	57,609	12,298	1981-1985	1996
South Coast Executive Center	14,636	3,324	17,212	3,991	3,388	21,139	24,527	5,286	1987	1996
Warner Premier	—	3,252	6,040	1,917	3,285	7,924	11,209	1,830	1990	1997
Von Karman	—	3,731	12,493	1,744	3,744	14,224	17,968	2,756	1981	1997
2600 W. Olive	18,658	3,855	25,054	4,263	3,904	29,268	33,172	6,292	1986	1997
Bay Technology Center	—	2,442	11,164	1,695	2,462	12,839	15,301	2,295	1985	1997
Pacific Corporate Plaza 1, 2, 3	—	5,756	—	13,387	5,928	13,215	19,143	3,083	1998	1997
Alton Deere Plaza	—	5,666	17,967	2,184	5,676	20,141	25,817	3,574	1989	1998
Westlake Spectrum	—	4,371	13,105	207	4,400	13,283	17,683	1,259	1988-1989	2000
San Diego:
Del Mar Corporate Plaza	—	2,860	13,252	1,418	2,869	14,661	17,530	4,148	1986	1996
Wateridge Pavilion	3,240	881	5,509	622	895	6,117	7,012	1,310	1987	1997
Towne Center Technology Park 1, 2, 3	—	4,929	—	21,950	5,073	21,806	26,879	8,087	1998	1997
Lightspan	—	1,438	5,710	847	1,440	6,555	7,995	1,655	1985	1997
La Jolla Spectrum 1 & 2	—	6,447	—	33,596	6,525	33,518	40,043	4,846	1999-2001	1998
Palomar Oaks Technology Park	9,457	4,698	12,495	1,730	4,714	14,209	18,923	2,146	1989	1998
Jaycor	—	5,123	11,754	4,356	5,135	16,098	21,233	2,370	1989	1998
Highlands Corporate Center	—	10,156	30,369	1,834	10,156	32,203	42,359	3,732	2002	1999
11119 Torrey Pines Rd.	—	6,711	12,343	—	6,711	12,343	19,054	257	1989	2002
Carroll Vista I & II	—	7,014	17,863	—	7,014	17,863	24,877	172	1986	2002
San Francisco Bay Area:

CarrAmerica Realty Corporation and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)		Initial Costs		Costs Capitalized Subsequent to Acquisition [3]	Gross Amount at Which Carried at Close of Period
Properties	Encumbrances	Land	Buildings and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
CarrAmerica Corporate Center	—	33,035	75,720	10,348	32,946	86,157	119,103	33,376	1988	1996
Valley Business Park I	—	3,859	3,155	554	3,865	3,703	7,568	894	1981	1996
Bayshore Centre 2	—	8,525	6,969	1,401	8,960	7,935	16,895	1,855	1984	1996
Rincon Centre	—	12,464	10,188	1,722	12,480	11,894	24,374	3,339	1984	1996
Valley Centre II	—	13,658	11,164	(148)	13,676	10,998	24,674	2,832	1980	1996
Valley Office Centre	—	6,134	5,014	729	6,142	5,735	11,877	1,330	1981	1996
Valley Centre	—	6,051	4,945	823	6,059	5,760	11,819	1,531	1980	1996
Valley Business Park II	—	8,753	7,155	1,882	8,765	9,025	17,790	2,228	1979	1996
Rio Robles	—	16,655	29,598	3,088	16,669	32,672	49,341	6,337	1985	1996
First Street Technology Center	—	3,388	4,884	475	3,411	5,336	8,747	1,167	1984	1997
Baytech Business Park	—	14,958	—	22,572	13,973	23,557	37,530	6,281	1998	1997
3571 North First Street	—	6,297	8,862	418	6,326	9,251	15,577	1,722	1985	1997
San Mateo Center I	—	5,703	9,126	1,724	5,710	10,843	16,553	1,848	1986	1997
Oakmead West Land A-G	—	22,842	—	41,584	20,526	43,900	64,426	10,967	1998	1997
San Mateo II & III	—	9,723	15,556	2,684	9,817	18,146	27,963	3,564	1985	1997
Hacienda West	—	6,468	24,062	2,778	6,492	26,816	33,308	4,971	1987	1998
Sunnyvale Technology Center	—	12,098	16,131	149	12,106	16,272	28,378	2,690	1971-1975	1998
Clarify Corporate Center 1, 2, 3, 4	—	17,574	—	30,962	17,470	31,066	48,536	7,447	1999	1998
Valley Technology Center 1, 2, 3, 4, 5, 6, 7	—	32,910	—	44,277	31,848	45,339	77,187	8,074	1998	1998
Golden Gateway Commons	—	21,112	51,689	5,056	21,166	56,691	77,857	9,805	1980-1984	1998
Techmart Commerce Center	—	—	36,594	3,304	—	39,898	39,898	6,670	1987	1998
Fremont Technology Park 1, 2, 3	—	10,122	10,797	(558)	8,433	11,928	20,361	3,109	1999	1998
Mountain View Gateway Center	—	13,637	37,946	(15)	13,630	37,938	51,568	2,162	1998	2001
Stanford Research Park	—	—	26,267	—	—	26,267	26,267	106	2000	2002
Denver, CO:
Harlequin Plaza	—	4,746	21,344	9,772	4,747	31,115	35,862	8,504	1981	1996
Quebec Court I & II	—	2,368	19,819	10,437	2,371	30,253	32,624	8,245	1979-1980	1996
Quebec Centre	—	1,423	5,659	1,635	1,423	7,294	8,717	2,284	1985	1996
Dry Creek Corporate Center	—	10,575	—	22,842	13,615	19,802	33,417	1,503	1999-2001	1998
Seattle, WA:
Redmond East	25,664	6,957	32,390	3,124	6,939	35,532	42,471	9,853	1988-1992	1996
Redmond Hilltop B & C	—	2,511	—	7,996	2,489	8,018	10,507	2,641	1998	1996
Canyon Park	—	7,643	23,624	4,184	5,782	29,669	35,451	9,048	1989	1997
Willow Creek	—	1,709	6,972	79	1,724	7,036	8,760	1,323	1981	1997
Willow Creek Corp. Center 1, 2, 3, 4, 5, 6	—	6,485	—	40,160	5,778	40,867	46,645	10,305	1998	1997
Canyon Park Commons	4,647	5,592	9,958	20,613	6,749	29,414	36,163	5,077	1988,2000	1997
Canyon Point	—	6,225	—	3,833	10,022	36	10,058	—	N/A	2000
Salt Lake City, UT:
Sorenson Research Park	3,509	4,389	25,304	3,815	5,017	28,491	33,508	6,063	1988-1997	1997
Sorenson X	—	1,490	—	4,921	2,245	4,166	6,411	884	1999	1997
Wasatch Corporate Center	11,767	3,318	15,495	533	3,587	15,759	19,346	2,933	1996	1997
Wasatch Corporate Center 18	—	2,636	—	3,123	942	4,817	5,759	1,442	1998-1999	1997
Wasatch Corporate Center 16	—	1,172	—	493	1,665	—	1,665	—	N/A	1999

CarrAmerica Realty Corporation and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)			Initial Costs		Costs Capitalized Subsequent to Acquisition [3]	Gross Amount at Which Carried at Close of Period
Properties	Encumbrances		Land	Buildings and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
Creekside I & II	—		—	3,150	8,521	3,211	8,460	11,671	1,156	2001	2000

Chicago, IL:
Parkway North I	24,164		3,727	29,146	2,875	3,733	32,015	35,748	7,682	1986-1989	1996
Unisys	—		6,387	45,111	10,275	6,346	55,427	61,773	12,400	1984-1985	1996
The Crossings	—		5,268	34,215	4,865	5,289	39,059	44,348	9,066	1985	1997
Bannockburn I & II	—		3,448	22,928	5,307	3,472	28,211	31,683	6,901	1980	1997
Bannockburn IV	—		1,914	12,729	981	1,924	13,700	15,624	2,660	1988	1997

Austin, TX:
City View Centre	—		1,718	13,854	3,235	1,720	17,087	18,807	4,543	1985	1996
City View Center	—		1,890	—	13,747	2,107	13,530	15,637	3,658	1998	1996
Tower of the Hills	—		1,633	13,625	1,574	1,634	15,198	16,832	2,800	1986	1997

Dallas, TX:
Cedar Maple Plaza	—		1,220	10,982	2,049	1,225	13,026	14,251	2,837	1985	1997
Quorum North	—		1,357	9,078	1,942	1,368	11,009	12,377	2,637	1983	1997
Quorum Place	—		1,941	14,234	2,352	1,954	16,573	18,527	4,001	1981	1997
Tollway Plaza 1,2	—		2,960	—	47,877	3,959	46,878	50,837	9,683	1998	1997
Tollway Plaza 3	—		2,522	—	217	2,739	—	2,739	—	N/A	1997
Royal Ridge IV & V	—		6,586	—	1,184	7,770	—	7,770	—	N/A	2000
Two Mission Park	—		823	4,326	1,165	831	5,483	6,314	1,513	1983	1997
5000 Quorum	—		1,774	15,616	1,880	1,782	17,488	19,270	3,255	1984	1998

Phoenix, AZ:
Qwest Communications	28,419		18,517	74,069	786	18,641	74,731	93,372	12,559	1988	1997

Portland, OR:
Sunset Corporate Park	—		4,932	—	13,827	4,730	14,029	18,759	2,858	1999	1998
Rock Creek Corp Center	—		2,614	—	15,981	2,575	16,020	18,595	2,546	1999	1998

Atlanta, GA:
Glenridge	—		1,423	4,871	597	1,292	5,599	6,891	1,462	1986	1996
Century Springs West	17,913	[4]	1,642	7,646	(803)	1,280	7,205	8,485	1,774	1982	1996
Holcomb Place	—		1,419	4,574	1,464	1,421	6,036	7,457	1,176	1982	1996
Midori	—		1,802	6,715	3,044	2,320	9,241	11,561	1,942	1989	1996
Parkwood	—		2,080	12,678	4,771	2,362	17,167	19,529	4,363	1985	1996
Lakewood	—		1,040	6,789	844	1,055	7,618	8,673	1,691	1985	1996
The Summit	—		2,237	15,027	3,251	2,241	18,274	20,515	4,204	1986	1996
Spalding Ridge	—		1,550	4,950	8,076	1,678	12,898	14,576	3,735	1998	1996
2400 Lake Park Drive	—		805	6,539	1,328	812	7,860	8,672	1,879	1982	1997
680 Engineering Drive	—		559	3,420	761	563	4,177	4,740	990	1985	1997
Embassy Row	—		7,916	36,907	9,826	7,959	46,690	54,649	10,100	1983	1997
Embassy 100, 500	—		4,328	—	29,060	4,351	29,037	33,388	4,629	1998-1999	1997
Waterford Centre	—		1,110	7,737	1,120	1,115	8,852	9,967	1,649	1985	1998
Forum	—		1,732	—	10,038	1,615	10,155	11,770	384	2002	2000

CarrAmerica Realty Corporation and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)		Initial Costs		Costs Capitalized Subsequent to Acquisition [3]	Gross Amount at Which Carried at Close of Period
Properties	Encumbrances	Land	Buildings and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
Boca Raton, FL:
Peninsula Corporate Center	—	2,933	—	2,768	5,701	—	5,701	—	N/A	1997

PROPERTY TOTALS	419,356	694,662	1,626,222	783,585	713,001	2,391,468	3,104,469	573,166
Intercompany elimination	—	—	—	(39,077)	—	(39,077)	(39,077)	(3,196)

TOTAL	$419,356	$694,662	$1,626,222	$744,508	$713,001	$2,352,391	$3,065,392	$569,970

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Leasehold improvements, furniture, fixtures and equipment	5 to 15 years

The aggregate cost for federal income tax purposes was approximately $2,513,914,000 at December 31, 2002.

The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2002, 2001 and 2000 are as follows:

	Real Estate Assets				Accumulated Depreciation
(In thousands)	2002	2001	2000		2002	2001	2000
Balance, beginning of period	$2,936,566	$2,909,604	$3,287,885	Balance, beginning of period	$477,694	$381,260	$323,455
Acquisitions	213,656	51,583	36,791	Depreciation for the period	107,546	107,557	110,052
Improvements	60,535	86,821	176,866	Sales retirements and write-offs	(15,270)	(11,123)	(52,247)
Sales, retirements and write-offs	(145,365)	(111,442)	(591,938)

Balance, end of period	$3,065,392	$2,936,566	$2,909,604	Balance, end of period	$569,970	$477,694	$381,260

[1]	Under construction as of December 31, 2002. Construction costs are shown under building and improvements until completion. At completion, costs will be allocated between land and building and improvements.

[2]	We lease approximately 63,000 square feet of office space for our headquarters.
[3]	Costs capitalized are offset by retirements and writeoffs.
[4]	Secured by Century Springs West, Glenridge, Midori, Lakewood and Parkwood.
[5]	Secured by International Square, 1730 Pennsylvania Avenue and 1255 23rd Street.