Form 10-Q
period 2003-03-31
CARRAMERICA REALTY CORP
filed 2003-05-07
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2003

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

Number of shares outstanding of each of the registrant’s

classes of common stock, as of April 30, 2003:

Common Stock, par value $.01 per share: 51,877,080 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒    NO  ☐

Index

		Page
Part I: Financial Information

Item 1.	Financial Statements

	Consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of March 31, 2003 (unaudited) and December 31, 2002	4

	Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three months ended March 31, 2003 and 2002 (unaudited)	5

	Consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the three months ended March 31, 2003 and 2002 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7 to 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 to 30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II: Other Information

Item 1.	Legal Proceedings	32-33

Item 6.	Exhibits and Reports on Form 8-K	33

Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets As Of March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
(In thousands, except share and per share amounts)	(unaudited)
Assets
Rental property:
Land	$669,034	$668,223
Buildings	1,976,611	1,967,496
Tenant improvements	371,176	369,901
Furniture, fixtures and equipment	4,264	4,262

	3,021,085	3,009,882
Less: Accumulated depreciation	(596,762)	(569,970)

Total rental property	2,424,323	2,439,912

Land held for development or sale	45,298	44,778
Construction in progress	6,574	12,732
Cash and cash equivalents	5,274	3,023
Restricted deposits	1,960	4,505
Accounts and notes receivable, net	16,444	20,391
Investments in unconsolidated entities	128,211	125,079
Accrued straight-line rents	77,037	74,884
Tenant leasing costs, net	43,421	42,170
Prepaid expenses and other assets, net	50,093	50,231

	$2,798,635	$2,817,705

Liabilities, Minority Interest, and Stockholders’ Equity

Liabilities:
Mortgages and notes payable, net	$1,672,713	$1,603,949
Accounts payable and accrued expenses	85,361	102,153
Rent received in advance and security deposits	37,189	35,590

Total liabilities	1,795,263	1,741,692

Minority interest	76,144	76,222

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 35,000,000 shares:Series B, C, and D Cumulative Redeemable Preferred Stock, at redemption value, issued and outstanding, 1,602,650 shares at March 31, 2003 and 3,622,589 shares at December 31, 2002	200,634	254,518
Common Stock, $.01 par value, authorized 180,000,000 shares: issued and outstanding 51,850,900 shares at March 31, 2003 and 51,835,647 shares at December 31, 2002.	519	518
Additional paid-in capital	946,804	951,281
Cumulative dividends in excess of net income	(220,729)	(208,526)

Total stockholders’ equity	927,228	997,791

Commitments and contingencies
	$2,798,635	$2,815,705

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31,
	2003	2002
(Unaudited and in thousands, except per share amounts)
Operating revenues:
Rental revenue:
Base rent	$105,763	$105,124
Recoveries from tenants	16,052	16,158
Parking and other tenant charges	5,988	2,793

Total rental revenue	127,803	124,075
Real estate service revenue	5,555	6,127

Total operating revenues	133,358	130,202

Operating expenses:
Property expenses:
Operating expenses	32,374	30,837
Real estate taxes	12,000	11,733
Interest expense	25,537	24,388
General and administrative	10,286	11,041
Depreciation and amortization	32,010	32,740

Total operating expenses	112,207	110,739

Real estate operating income	21,151	19,463

Other income (expense):
Interest income	98	194
Obligations under lease guarantees	—	(2,400)
Equity in earnings of unconsolidated entities	1,327	2,043

Total other income (expense)	1,425	(163)

Income from continuing operations before income taxes, minority interest, and loss on sale of assets and other provisions, net	22,576	19,300
Income taxes	(252)	(33)
Minority interest	(3,076)	(2,623)
Loss on sale of assets and other provisions, net	(277)	(860)

Income from continuing operations	18,971	15,784

Discontinued operations—Net operations of sold property	—	1,716

Net income	$18,971	$17,500

Basic net income per common share:
Continuing operations	$0.26	$0.14
Discontinued operations	—	0.03

Net income	$0.26	$0.17

Diluted net income per common share:
Continuing operations	$0.26	$0.14
Discontinued operations	—	0.03

Net income	$0.26	$0.17

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

	2003	2002
(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$18,971	$17,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,010	34,116
Minority interest	3,076	2,623
Equity in earnings of unconsolidated entities	(1,327)	(2,043)
Loss on sale of assets and other provisions, net	277	860
Obligations under lease guarantees	—	2,400
Provision for uncollectible accounts	1,871	1,536
Stock-based compensation	1,171	1,064
Other	(188)	523
Changes in assets and liabilities:
Decrease in accounts receivable	2,650	1,390
Increase in accrued straight-line rents	(2,153)	(2,903)
Additions to tenant leasing costs	(2,704)	(1,514)
Increase in prepaid expenses and other assets	(1,174)	(5,055)
Decrease in accounts payable and accrued expenses	(14,734)	(12,632)
Increase (decrease) in rent received in advance and security deposits	1,599	(1,441)

Total adjustments	20,374	18,924

Net cash provided by operating activities	39,345	36,424

Cash flows from investing activities:
Acquisition and development of rental property	(7,972)	(7,552)
Additions to land held for development or sale	(520)	(339)
Additions to construction in progress	(3,777)	(1,703)
Issuance of notes receivable	(654)	—
Distributions from unconsolidated entities	835	1,097
Investments in unconsolidated entities	(544)	(1,759)
Acquisition of minority interest	(220)	(3,371)
Decrease (increase) in restricted deposits	2,545	(140)
Proceeds from sales of properties	162	—

Net cash used by investing activities	(10,145)	(13,767)

Cash flows from financing activities:
Repurchase of common shares	(7,858)	—
Repurchase of preferred shares	(53,953)	—
Exercises of stock options	1,381	15,710
Proceeds from issuance of unsecured notes, net	—	394,496
Net borrowings (repayments) on unsecured credit facility	96,000	(383,000)
Deferred financing costs	—	(624)
Repayments of mortgages payable	(28,045)	(5,023)
Dividends and distributions to minority interests	(34,474)	(37,830)

Net cash used by financing activities	(26,949)	(16,271)

Increase in cash and cash equivalents	2,251	6,386
Cash and cash equivalents, beginning of the period	3,023	5,041

Cash and cash equivalents, end of the period	$5,274	$11,427

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $424 and $872 for the three months ended March 31, 2003 and 2002, respectively)	$37,926	$20,419

Cash paid (refunds) for income taxes	$(59)	$11

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”), organized as a corporation under the laws of Maryland. We focus on the acquisition, development, ownership and operation of office properties, located in selected markets across the United States.

(b)	Basis of Presentation

The financial statements have been prepared using the accounting policies described in our 2002 annual report on Form 10-K except that, effective January 1, 2003, we began using the fair value method to account for employee stock compensation awards. The effect of the change on the financial statements was immaterial.

Our accounts and those of our controlled subsidiaries and affiliates are consolidated in the financial statements. We use the equity or cost methods, as appropriate in the circumstances, to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not controlled by us. If events or changes in circumstances indicated that the fair value of an investment accounted for using the equity method or cost method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the evaluation of impairment of long-lived assets and equity and cost method investments, assessing our probable liability under lease guarantees for HQ Global Workplaces, Inc. and the evaluation of the collectibility of accounts and notes receivable. Actual results could differ from these estimates.

(c)	Interim Financial Statements

The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of the results for the interim periods, and all adjustments are of a normal, recurring nature.

(d)	New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. The Interpretation requires certain disclosures, which we have included in note 4. The adoption of Interpretation No. 45 on January 1, 2003 did not have a material effect on our financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date. Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003. We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. We are in the process of evaluating the effects of applying Interpretation No. 46 in 2003. Based on our preliminary analysis, we believe that we may be required to consolidate certain of our unconsolidated real estate ventures that we have accounted for using the equity method; however, we do not expect that this will involve any cumulative effect adjustment. We also do not believe that this will have a material adverse effect on our financial condition.

(e)	Earnings Per Share

The following table sets forth information relating to the computations of our basic and diluted earnings per share from continuing operations.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)
Basic EPS	$13,628	51,608	$0.26	$7,236	52,326	$0.14

Effect of Dilutive Securities
Adjustment to dividends on unvested restricted stock	37	—		—	—
Stock options	—	328		—	1,430
Convertible preferred stock	—	—		—	12

Diluted EPS	$13,665	51,936	$0.26	$7,236	53,768	$0.14

Income from continuing operations has been reduced by preferred stock dividends and dividends for unvested restricted stock of approximately $5,343,000 and $8,548,000 for the three months ended March 31, 2003 and 2002, respectively.

The effects of units in CarrAmerica Realty, L.P. and Carr Realty, L.P., that are redeemable for shares of our common stock, are not included in the computation of diluted earnings per share as their effect is antidilutive.

(f)	Derivative Financial Instruments and Hedging

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

Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Under interest rate swap agreements, we and the counterparties agree to exchange the difference between fixed rate and variable rate interest amounts calculated by reference to specified notional principal amounts during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. Parties to interest rate cap and swap agreements are subject to market risk for changes in interest rates and credit risk in the event of nonperformance by the counterparty. We do not require any collateral under these agreements but deal only with highly rated institutional counterparties and do not expect that any counterparties will fail to meet their obligation.

Derivative financial instruments are recognized as either assets or liabilities on the balance sheet at their fair value. Subject to certain qualifying conditions, we may designate a derivative as either a hedge of the cash flows from a variable rate debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a fixed rate debt instrument (fair value hedge). For those derivatives designated as a cash flow hedge, we report the fair value gains and losses in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. We recognize these fair value gains or losses in earnings during the period(s) in which the hedged item affects earnings. For a derivative qualifying as a fair value hedge, we report fair value gains and losses in earnings along with fair value gains or losses on

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

the hedge item attributable to the risk being hedged. Most of our derivative financial instruments qualify as a fair value hedge. Derivatives that do not qualify for hedge accounting are marked to market through earnings. Amounts receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt.

On May 8, 2002, we entered into an interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of March 31, 2003, the fair value of the interest rate swaps was approximately $4.9 million. We recognized a reduction in interest expense for the three months ended March 31, 2003 of approximately $1.2 million related to the swaps. As of March 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.9%.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of March 31, 2003, the fair value of the interest rate swaps was approximately $2.9 million. We recognized a reduction in interest expense for the three months ended March 31, 2003 of approximately $1.5 million related to the swaps. As of March 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.6%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of March 31, 2003, the fair market value of these interest rate caps was not material.

(g)	Stock/Unit Compensation Plans

Through 2002, we applied the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, “ and related interpretations to account for our stock/unit compensation plans. Under this method, we recorded compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeded the amount the employee was required to pay to acquire the unit or stock. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

The following table summarizes pro forma effects on net income and earnings per share if the fair value method had been used to account for all stock-based compensation awards made between 1997 and 2002.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2003	2002
(In thousands, except per share data)
Net income as reported	$18,971	$17,500
Stock-based compensation cost from stock option plans included in net income	19	—
Stock-based compensation cost from restricted unit plan included in net income	1,152	1,064
Fair value of stock-based compensation	(1,760)	(1,877)

Pro forma net income	$18,382	$16,687

Earnings per share as reported:
Basic	$0.26	$0.17
Diluted	0.26	0.17
Earnings per share, pro forma:
Basic	$0.25	$0.16
Diluted	0.25	0.15

(h)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(2)	HQ Global Workplaces, Inc.

In 1997, we began making investments in HQ Global Workplaces, Inc. (“HQ Global”), a provider of executive office suites. On June 1, 2000, we, along with HQ Global, VANTAS Incorporated (VANTAS) and FrontLine Capital Group (FrontLine), consummated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interests in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. We received $377.3 million in cash in connection with these transactions. In addition, $140.5 million of debt which we had guaranteed was repaid with a portion of the cash proceeds. Following the transaction, we owned approximately 16% of the equity of HQ Global on a diluted basis and our investment had a carrying value of $42.2 million. In 2001, based on a number of considerations, we recorded an impairment charge that reduced the carrying value of our remaining investment in HQ Global to zero.

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

In the course of its bankruptcy proceedings, HQ Global has filed motions to reject two of these four leases. One lease was for approximately 22,000 square feet of space at two adjacent buildings in San Jose, California. Our liability under this guarantee was limited to approximately $2.0 million. We reached an agreement with the landlord of this lease under which we paid $1.75 million in full satisfaction of the guarantee in January 2003. We recognized this expense in 2002.

The second lease that was rejected by HQ Global is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million. In June 2002, we received a demand for payment of the full amount of the guarantee. However, we believe that we have defenses to payment under this guarantee available to us and joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that the lease was terminated by the landlord of the sublease not later than February 28, 2002. On July 26, 2002, the landlord under the sublease filed suit in federal court in New York seeking payment from us under this guarantee. In light of our defenses and these proceedings, we have not

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of March 31, 2003, we had not made any payments under this guarantee.

HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.5 million, which liability reduces over the life of the lease until its expiration in September 2007. As of March 31, 2003, we have not accrued any expense related to or made any payments under this guarantee.

The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million. We initially recognized an expense of $0.4 million under this guarantee in the first quarter of 2002 based on a tentative agreement with HQ Global under which HQ Global would not reject this lease obligation and we would fund HQ Global’s operating losses at this location for a limited period of time. Due to deteriorating conditions in the local commercial real estate market, HQ Global subsequently determined that the tentative agreement was not in its best interest. HQ Global indicated to us that it intended to reject this lease unless its rent was reduced to current market rates. As an interim measure, we entered into an agreement with HQ Global as of June 30, 2002 to fund operating losses at this location up to an aggregate amount of $130,000 in exchange for HQ Global forbearing from rejecting this lease until September 15, 2002, or, if it obtained from the bankruptcy court an extension of time within which to reject leases, November 1, 2002. Because the bankruptcy court has since twice extended the time period within which HQ Global may reject this lease to May 9, 2003, we have twice extended the existing forbearance agreement in exchange for funding operating losses up to an additional aggregate amount of $245,000. As a result of our efforts to mitigate our exposure under this guarantee, we entered into agreements with HQ Global in January 2003 under which HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates. These agreements remain subject to approval by the bankruptcy court. In addition, these agreements will not be enforceable if HQ Global fails to successfully reorganize and emerge from the bankruptcy proceedings. There can be no assurance that the necessary approvals will be granted, that material changes to the agreements will not be required to gain approvals, or that HQ Global will successfully reorganize and emerge from the bankruptcy proceedings. We increased our provision for loss under this guarantee to $6.9 million in the second quarter of 2002 and this amount plus accrued interest continues to represent the amount we have determined to be our likely exposure under this guarantee as of March 31, 2003. However, there can be no assurance that we will not be required to further increase our provision or make cash payments related to this guarantee in future periods up to, in the aggregate, the full amount of the guarantee. As of March 31, 2003, we had not made any payments under this guarantee.

(3)	Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

We occasionally dispose of assets that are inconsistent with our long-term strategic or return objectives. During the three months ended March 31, 2003 and 2002, we did not dispose of any operating properties. For the three months ended March 31, 2002, we recognized an impairment loss of $0.9 million on a land holding.

In August 2002, we sold Commons at Las Colinas in which we had no continuing involvement after the sale. The results of operations of the property are classified as discontinued operations.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(4)	Guarantees

Our obligations under guarantee agreements at March 31, 2003 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Dec-03	21,000,000	—
Loan[3]	Shakespeare Theater	Dec-04	16,500,000	175,000
Lease[4]	HQ Global	Jan-13	16,400,000	7,066,000
Indemnification[5]	HQ Global		—	—

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guaranty to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us their proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee.
3.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
4.	See note 2 for further discussion.
5.	See Part II, Item 1 for further discussion.

(5)	Segment Information

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

Operating results of our reportable segment and our other operations for the three months ended March 31, 2003 and 2002 are summarized as follows:

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended March 31, 2003
	Real Estate Property Operations	Other Operations and Unallocated	Total
(In millions)
Revenue	$127.8	$5.6	$133.4
Segment expense	44.4	10.3	54.7

Segment operating income (loss)	83.4	(4.7)	78.7

Interest expense			25.5
Depreciation expense			32.0

Operating income			21.2
Other income			1.4
Loss on sale of assets and other provisions, net			(0.3)
Minority interest and taxes			(3.3)

Net income			$19.0

	For the three months ended March 31, 2002
	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
(In millions)
Revenue	$127.2	$6.1	$(3.1)	$130.2
Segment expense	42.6	11.0	—	53.6

Segment operating income (loss)	84.6	(4.9)	(3.1)	76.6

Interest expense				24.4
Depreciation expense				32.7

Operating income				19.5
Other expense				(0.2)
Loss on sale of assets and other provisions, net				(0.9)
Minority interest and taxes				(2.6)
Discontinued operations—sold property				1.7

Net income				$17.5

(6)	Supplemental Cash Flow Information

In the first quarter of 2002, 80,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock were converted to shares of common stock, retiring all remaining shares of Series A Cumulative Convertible Redeemable Preferred Stock.

Our employees converted approximately $1.4 million and $0.7 million in restricted units to 58,683 shares and 31,797 shares of common stock during the three months ended March 31, 2003 and 2002, respectively.

(7)	Preferred and Common Stock

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus $0.107125 per share in accrued and unpaid dividends for the period from March 1, 2003 through and including the redemption date, without interest. This resulted in a cash expenditure of approximately $50.2 million in March 2003, which we funded by drawing on our $500 million

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

unsecured credit facility. Including this redemption, for the three months ended March 31, 2003, we repurchased or redeemed 2,158,035 shares of our preferred stock for approximately $54.0 million, excluding accrued and unpaid dividends.

During the first quarter of 2003, we repurchased 322,600 shares of our common stock for approximately $7.9 million.

Management’s Discussion and Analysis

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

General

During the three months ended March 31, 2003 we completed the following significant transactions:

•	We repurchased or redeemed an aggregate of 2,158,035 shares of our preferred stock for approximately $54.0 million.

•	We repurchased 322,600 shares of our common stock for approximately $7.9 million.

During the three months ended March 31, 2002 we completed the following significant transactions:

•	We issued $400.0 million of 7.125% senior unsecured notes in January 2002.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies and estimates relate to evaluating the impairment of long-lived assets and equity and cost method investments, assessing our probable liability under lease guarantees for HQ Global Workplaces, Inc. (“HQ Global”) and the evaluation of the collectibility of accounts and notes receivable.

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

If events or circumstances indicate that the fair value of an investment accounted for using the equity or cost method (such as essention) has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

As a result of the bankruptcy of HQ Global, we were required to make estimates regarding our probable liability under guarantees of HQ Global’s performance under four office leases. After carefully evaluating the facts and circumstances of each property and developments in the bankruptcy proceedings, we accrued a loss of $8.7 million in 2002, our best estimate of the probable liability related to these guarantees. Our estimated loss was based on such factors as the expected period of vacancy for the space before it could be relet, expected rental rates and other factors. Circumstances may change in the future which could cause us to reevaluate our liability under these guarantees and adjust our estimate as appropriate.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes

Management’s Discussion and Analysis

and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. Metro areas). For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts (and related straight-line rent adjustments) by approximately $1.9 million for the three months ended March 31, 2003.

Results Of Operations

Property Operations Revenue

Property operations revenue is summarized as follows:

	For the three months ended March 31,		Variance
	2003	2002	2003vs. 2002
(in millions)
Minimum base rent	$105.7	$105.1	$0.6
Recoveries from tenants	16.1	16.2	(0.1)
Parking and other tenant charges	6.0	2.8	3.2

Property operations revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy rates in our buildings began to decline in most of our markets in late 2001 and have continued to decline into 2003. This decline has negatively affected our operating revenue. Occupancy in stabilized buildings (buildings in operation more than one year) by market as of March 31, 2003 and 2002 are as follows:

	March 31, 2003		March 31, 2002		Variance
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC	3,522,832	97.4	2,933,604	98.8	589,228	(1.4)
Chicago	1,234,797	78.0	1,229,863	91.0	4,934	(13.0)
Atlanta	1,865,229	81.9	1,774,221	87.6	91,008	(5.7)
Dallas	1,007,522	86.8	1,611,957	93.6	(604,435)	(6.8)
Austin	432,083	88.0	627,313	90.6	(195,230)	(2.6)
Denver	908,023	91.4	815,078	95.7	92,945	(4.3)
Phoenix	532,506	100.0	532,506	100.0	—	—
Portland	275,193	80.7	275,193	79.7	—	1.0
Seattle	1,500,896	89.4	1,501,679	97.6	(783)	(8.2)
Salt Lake City	630,029	83.9	702,117	97.4	(72,088)	(13.5)
San Francisco	5,509,762	92.9	5,416,697	96.3	93,065	(3.4)
Orange County, Los Angeles	1,812,764	86.6	1,813,732	83.1	(968)	3.5
San Diego	1,254,095	95.8	1,069,709	93.9	184,386	1.9

Total	20,485,731	90.4	20,303,669	93.9	182,062	(3.5)

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties have increased in all of our markets. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until at least 2004. During 2002 and into 2003, our markets weakened significantly and our operations were adversely impacted. The occupancy in our portfolio of stabilized operating properties decreased to 90.4% at March 31, 2003 compared to 92.3% at December 31, 2002 and 93.9% at March 31, 2002. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets this year. Rental rates on space that was re-leased in the first quarter of 2003 decreased an average of 15.8% in comparison to rates that were in effect under expiring leases.

Management’s Discussion and Analysis

Minimum Base Rent

Minimum base rent increased $0.6 million (0.6%) in the first quarter of 2003 compared to 2002. The increase in minimum base rent in 2003 was due primarily to higher base rents from buildings we acquired in 2002 compared to buildings we sold in the second and third quarters of 2002, partially offset by higher vacancies. We expect minimum base rent to be under downward pressure during the remainder of the year as a result of re-leasing space at lower rates than those rates that were in effect under expiring leases.

Our lease rollover by square footage and rent at March 31, 2003 is as follows:

	Leased Sq. Footage[1]	Rent ($000)
2003	1,884,186	35,920
2004	2,450,870	51,650
2005[2]	2,910,279	74,081
2006	2,451,713	59,034
2007	2,689,211	58,353
2008	1,890,058	40,572
2009	1,631,423	32,481
2010	646,757	17,733
2011	396,797	7,622
2012	1,026,879	24,861
2013 and thereafter	546,860	14,190

	18,525,033	416,497

[1]	Does not include vacant space at 3/31/03—2.0 million sq. ft.
[2]	The International Monetary Fund (IMF) leases approximately 472,000 square feet of office space from us in Washington, D.C. under a lease that, by its terms, expires in January 2004. However, under this lease, IMF has an option to extend the term for up to five additional years. IMF must provide us with at least two years prior notice of the date to which it is extending the term, which notice must be given no later than May 31, 2003. IMF, with our assistance as development manager, is currently constructing a new building in Washington, D.C. into which they intend to move their operations. Based on the construction schedule for IMF’s new building, we currently expect IMF to extend the term of their lease through the third quarter of 2005. Therefore, IMF’s lease is included in the 2005 rollover; however at this time, there can be no assurance such rollover will not occur before or after 2005.

Recoveries from Tenants

Recoveries from tenants decreased $0.1 million (0.6%) in the first quarter of 2003 from 2002. This decrease was due primarily to higher vacancies and new base years for new leases partially offset by the impact on recoveries of higher property operating expenses.

Parking and Other Tenant Charges

Parking and other tenant charges increased $3.2 million (114.2%) in the first quarter of 2003 from 2002. This increase was due primarily to higher lease termination fees. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease. Other tenant charges included $3.2 million and $0.5 million of lease termination fees in the first quarter of 2003 and 2002, respectively. Lease termination fees earned during the first quarter of 2003 related primarily to the vacancy of one tenant in Seattle. This vacancy is expected to negatively impact minimum base rent for the remainder of the year.

Management’s Discussion and Analysis

Property Expenses

Property expenses are summarized as follows:

	For the three months ended March 31,		Variance
	2003	2002	2003 vs. 2002
(in millions)
Property operating expenses	$32.4	$30.8	$1.6
Real estate taxes	12.0	11.7	0.3

Property operating expenses increased $1.6 million (5.2%) in the first quarter of 2003 from 2002 as a result of higher insurance expense ($1.7 million). The increase in insurance expense was due primarily to increases in our property and casualty insurance premiums and the cost of terrorism coverage upon renewal in June 2002.

Property Operating Margin

Property operating margin, defined as property operations revenue less property expenses, is summarized as follows:

	For the three months ended March 31,		Variance
	2003	2002	2003 vs. 2002
(in millions)
Property operating margin	$83.4	$81.5	$1.9
Property operating margin percent	65.3%	65.7%

Property operating margin increased $1.9 million (2.3%) in the first quarter of 2003 from 2002 due primarily to higher termination fees. Property operating margin as a percentage of property operations revenue was 65.3% for the first quarter of 2003 compared to 65.7% in 2002.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, decreased $0.5 million (8.2%) in the first quarter of 2003 from 2002. The decrease was due primarily to lower development fees earned from third parties and joint ventures.

Interest Expense

Interest expense increased $1.1 million (4.5%) during the first quarter of 2003 compared to the first quarter of 2002. This increase was due primarily to higher debt levels to finance our repurchases of common and preferred stock in the latter half of 2002 and 2003. The effect of this increase was partially offset by a decrease in short-term interest rates on our variable rate line of credit, our interest rate swap agreements and repayment of higher rate mortgages.

General and Administrative Expense

General and administrative expense decreased $0.7 million (6.4%) in the first quarter of 2003 from 2002. This decrease was due primarily to overall cost containment efforts and lower consulting fees.

Depreciation and Amortization

Depreciation and amortization decreased $0.7 million (2.1%) in the first quarter of 2003 compared to the first quarter of 2002. This decrease was due primarily to the write-off of tenant improvement balances for terminating and defaulting tenants in the first quarter of 2002 and property dispositions, partially offset by property acquisitions.

Management’s Discussion and Analysis

Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended March 31, 2003 and 2002, we did not dispose of any operating properties. For the three months ended March 31, 2002, we recognized an impairment loss of $0.9 million on a land holding.

In August 2002, we sold Commons at Las Colinas in which we had no continuing involvement after the sale. The results of operations of the property are classified as discontinued operations.

Other Income and Expense

Other income (expense) was $1.4 million and $(0.2) million in the first quarter of 2003 and 2002, respectively. Equity in earnings from unconsolidated entities decreased $0.7 million in 2003 from 2002 due to increased vacancies in the properties and the sale of one joint venture in the latter half of 2002. In the first quarter of 2002, we accrued $2.4 million of losses related to lease guarantees associated with HQ Global.

Net Income and Earnings per Share

Net income increased $1.5 million (8.4%) for the reasons discussed above. Earnings per share from continuing operations increased $0.12 (85.7%) per share. The increase is due primarily to higher earnings ($0.05), a decrease in weighted average common shares outstanding ($0.01) and a reduction in preferred dividends paid ($0.06) as a result of our repurchase and redemption of common and preferred shares.

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the three months ended March 31,		Variance
	2003	2002	2003 vs. 2002
(in millions)
Cash provided by operating activities	$39.3	$36.4	$2.9
Cash used by investing activities	(10.1)	(13.8)	3.7
Cash used by financing activities	(26.9)	(16.3)	(10.6)

Operations generated $39.3 million of net cash for the first three months of 2003 compared to $36.4 million in 2002. The change in cash flow from operating activities was primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $10.1 million in 2003 and $13.8 million in 2002. The change in cash flows from investing activities in 2003 was due primarily to reduced acquisitions of minority interests ($3.2 million), a release of restricted deposits ($2.7 million) and a reduced level of investment in joint ventures ($1.2 million), partially offset by increased construction ($2.0 million), issuance of notes receivable ($0.7 million) and an increase in capital additions ($0.4 million).

Our financing activities used net cash of $26.9 million in 2003 and $16.3 million in 2002. The change in net cash used by financing activities in 2003 was due primarily to higher repurchases and redemptions of common and preferred stock ($61.8 million), increased mortgage repayments ($23.0 million) and reduced proceeds from stock option exercises ($14.3 million), partially offset by increased net unsecured borrowings ($84.5 million) and reduced dividend payments ($3.4 million).

Management’s Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES

General

As of March 31, 2003, we had approximately $5.3 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. In addition, we and our affiliates regularly require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects include such things as large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired and leasing-related matters, including tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. Although our top 25 tenants accounted for approximately 35.6% of our annualized minimum base rents, we believe that the diversity of our tenant base (no tenant accounted for more than 5% of annualized minimum base rents as of March 31, 2003) helps insulate us from the negative impact of tenant defaults and bankruptcies. However, general economic downturns, or economic downturns in one or more of our markets, could materially adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these cases, our cash flow and therefore our ability to meet our capital needs would be adversely affected.

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties have increased in all of our markets. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until at least 2004. During 2002 and into 2003, our markets weakened significantly and our operations were adversely impacted. The occupancy in our portfolio of stabilized operating properties decreased to 90.4% at March 31, 2003 compared to 92.3% at December 31, 2002 and 93.9% at March 31, 2002. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets this year. Rental rates on space that was re-leased in the first quarter of 2003 decreased an average of 15.8% in comparison to rates that were in effect under expiring leases.

In the future, if, as a result of general economic downturns, a credit rating downgrade, our properties do not perform as expected, we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to make required principal and interest payments or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating expenses and debt service and our regular quarterly dividends, our ability to expand our development activity or to fund acquisitions of properties could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

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

Management’s Discussion and Analysis

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

We have three investment grade ratings. As of March 31, 2003, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a negative outlook to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Our total debt at March 31, 2003 is summarized as follows:

(In thousands)
Fixed rate mortgages	$391,310
Unsecured credit facility	184,000
Senior unsecured notes	1,100,000

1,675,310
Unamortized discount and fair value adjustment, net	(2,597)

$1,672,713

Our fixed rate mortgage debt bore an effective weighted average interest rate of 8.04% at March 31, 2003 and had a weighted average maturity of 6.0 years. $184.0 million (11.0%) of our total debt at March 31, 2003 bore a LIBOR-based variable interest rate and $325.0 million (19.4%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at March 31, 2003 was 2.01%.

Our primary external source of liquidity is our credit facility. We have a three-year, $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the facility an additional year at our option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 2.01% as of March 31, 2003. As of March 31, 2002, $184.0 million was drawn on the credit facility, $1.2 million in letters of credit were outstanding and we had $314.8 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

Management’s Discussion and Analysis

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;

•	A minimum ratio of annual EBITDA to fixed charges;

•	A maximum ratio of aggregate unsecured debt to unencumbered assets;

•	A maximum ratio of total debt to tangible fair market value of our assets; and

•	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations.

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of our unmortgaged properties. We are currently in compliance with all the financial covenants of our credit facility. However we expect that in future quarters, we may fail to meet our maximum ratio of aggregate unsecured debt to unencumbered assets covenant. We are currently in discussions with our lenders to amend our credit facility to change this covenant. Based on our preliminary discussions with our lenders, we expect them to amend the covenant and increase our maximum ratio so as to allow our continuing compliance. However, there can be no assurance we will obtain the amendment. Failure to amend the credit facility agreement or failure to comply with any of the other covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

We have senior unsecured notes outstanding at March 31, 2003 as follows:

	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
(In thousands)
7.20% notes due in 2004	$150,000	$(281)	$4,913	$154,632
6.625% notes due in 2005	100,000	(1,222)	—	98,778
7.375% notes due in 2007	125,000	(616)	—	124,384
5.261% notes due in 2007	50,000	(140)	—	49,860
5.25% notes due in 2007	175,000	(1,263)	2,885	176,622
6.875% notes due in 2008	100,000	(2,036)	—	97,964
7.125% notes due in 2012	400,000	(4,837)	—	395,163

	$1,100,000	$(10,395)	$7,798	$1,097,403

Of our senior unsecured notes, $625.0 million was issued in 2002. In January 2002, we issued $400.0 million of senior unsecured notes. The notes bear interest at 7.125% per annum payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. In November 2002, we issued $50.0 million of 5.261% and $175.0 million of 5.25% senior unsecured notes. Interest on these notes is payable semi-annually beginning May 30, 2003. The notes mature on November 30, 2007. All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

Derivative Financial Instruments

On May 8, 2002, we entered into an interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of March 31, 2003, the fair value of the interest rate swaps was approximately $4.9 million. We recognized a reduction in interest expense for the three months ended March 31, 2003 of approximately $1.2 million related to the swaps. As of March 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.9%.

Management’s Discussion and Analysis

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of March 31, 2003, the fair value of the interest rate swaps was approximately $2.9 million. We recognized a reduction in interest expense for the three months ended March 31, 2003 of approximately $1.5 million related to the swaps. As of March 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.6%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of March 31, 2003, the fair market value of these interest rate caps was not material.

Stock Repurchases and Dividends

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus $0.107125 per share in accrued and unpaid dividends for the period from March 1, 2003 through and including the redemption date, without interest. This resulted in a cash expenditure of approximately $50.2 million in March 2003, which we funded by drawing on our $500 million unsecured credit facility. Including this redemption, for the three months ended March 31, 2003, we repurchased or redeemed 2,158,035 shares of our preferred stock for approximately $54.0 million, excluding accrued and unpaid dividends.

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the 9.2 million shares repurchased from Security Capital in November 2001 and our preferred stock redemption of 4.0 million and 2.0 million shares in September 2002 and March 2003, respectively, which were separately approved. Since the start of this program in mid-2000 through March 31, 2003, we have acquired approximately 10.4 million of our common shares for an aggregate purchase price of approximately $296.9 million, including 322,600 shares for approximately $7.9 million in the first quarter of 2003. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

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

Capital Commitments

We will require capital for development projects currently underway and in the future. As of March 31, 2003, we had a residential project under development. We undertook this wholly-owned project in conjunction with an office development project in a joint venture. Our total investment in the residential project is expected to be $19.9 million. As of March 31, 2003, we had invested $6.6 million in this project with the remainder expected to be incurred during this year. As of March 31, 2003, we had 477,000 rentable square feet of office space under construction in a joint venture project in which we own a minority interest. This project is expected to cost $159.0 million, of which our total investment is expected to be approximately $47.7 million. Through March 31, 2003, approximately $96.1 million or 60.4% of total project costs had been expended on this project. We have financed our investment in both our wholly-owned and our joint venture projects under construction at March 31, 2003 primarily from borrowings under our credit facility. We expect that our credit facility and project-specific financing of selected assets will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

Unconsolidated Investments and Related Parties

We have minority investments in two non-real estate operating companies, AgilQuest and essention, which we account for using the cost method. These are startup entities in which we invested $2.8 million and $1.7 million,

Management’s Discussion and Analysis

respectively. In the fourth quarter of 2002, we recognized an impairment of $500,000 on our investment in essention because we believed the value of our investment was partially impaired. In the future, additional impairment charges related to our investments may be required.

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity or cost method, as appropriate, and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of March 31, 2003, we guaranteed $40.0 million of debt related to a joint venture and have provided completion guarantees related to three joint venture projects for which total costs are anticipated to be $290.1 million, of which $197.0 million has been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future.

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

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $1.6 million and $2.1 million in the first quarter of 2003 and 2002, respectively. Accounts receivable from joint ventures and other affiliates were $1.7 million at March 31, 2003.

Other material related party transactions include general contracting and other services from Clark Enterprises, Inc., an entity in which one of our directors is the majority stockholder. We, including our unconsolidated affiliates, paid $15.9 million and $4.1 million in the first quarter of 2003 and 2002, respectively to Clark Enterprises, Inc. for these services. Substantially all of the payments related to our unconsolidated affiliates. We also have a consulting agreement with Oliver Carr, one of our directors, under which Mr. Carr provides services to us. We paid Mr. Carr $52,250 in the first quarter of 2003 and $105,000 for the full year 2002. The agreement expires in June 2003.

Guarantee Obligations

Our obligations under guarantee agreements at March 31, 2003 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Dec-03	21,000,000	—
Loan[3]	Shakespeare Theater	Dec-04	16,500,000	175,000
Lease[4]	HQ Global	Jan-13	16,400,000	7,066,000
Indemnification[5]	HQ Global		—	—

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guaranty to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us their proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee.

Management’s Discussion and Analysis

3.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
4.	See “HQ Global Workplaces, Inc.” below for further discussion.
5.	See Part II, Item 1 for further discussion.

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

As a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”), we have elected to purchase the TRIA coverage upon our 2003 insurance renewal rather than stand alone coverage. In June 2002, we purchased stand alone terrorism coverage with limits of $200 million per occurrence and in the aggregate, with a deductible of $1.0 million per claim, at a cost of approximately $2.2 million per year. Our TRIA insurance increases our coverage to $500 million for foreign certified terrorist acts but also includes $25 million of coverage for domestic terrorism. Coverage, either under TRIA or a stand alone policy, includes only physical damage and does not include losses due to biological, chemical or radioactive contamination. The lack of coverage for such contamination could have a material adverse effect on our financial results if a building we own becomes uninhabitable as a result of a biological, chemical, radioactive or other contamination.

Due to the rising cost of California earthquake insurance, we reviewed our probable maximum loss (“PML”) related to earthquake coverage for various factors. As a result of this review, we determined that it was possible to lower our PML coverage from $200 million to $150 million. We believe this will be sufficient coverage.

In anticipation of our scheduled renewal on May 15, 2003, we provided updated data to our insurance broker to enable our broker to market our insurance with various insurers. We received insurance coverage and cost proposals in April 2003. Based on these proposals and our decision to change our earthquake and terrorism coverage, we expect our insurance costs to remain relatively flat for the upcoming renewal as compared to the 2002 renewal of insurance.

HQ Global Workplaces, Inc.

In 1997, we began making investments in HQ Global Workplaces, Inc. (“HQ Global”), a provider of executive office suites. On June 1, 2000, we, along with HQ Global, VANTAS Incorporated (VANTAS) and FrontLine Capital Group (FrontLine), consummated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interests in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. We received $377.3 million in cash in connection with these transactions. In

Management’s Discussion and Analysis

addition, $140.5 million of debt which we had guaranteed was repaid with a portion of the cash proceeds. Following the transaction, we owned approximately 16% of the equity of HQ Global on a diluted basis and our investment had a carrying value of $42.2 million. In 2001, based on a number of considerations, we recorded an impairment charge that reduced the carrying value of our remaining investment in HQ Global to zero.

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

In the course of its bankruptcy proceedings, HQ Global has filed motions to reject two of these four leases. One lease was for approximately 22,000 square feet of space at two adjacent buildings in San Jose, California. Our liability under this guarantee was limited to approximately $2.0 million. We reached an agreement with the landlord of this lease pursuant to which we paid $1.75 million in full satisfaction of the guarantee in January 2003. We recognized this expense in 2002.

The second lease that was rejected by HQ Global is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million. In June 2002, we received a demand for payment of the full amount of the guarantee. However, we believe that we have defenses to payment under this guarantee available to us and joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that the lease was terminated by the landlord of the sublease not later than February 28, 2002. On July 26, 2002, the landlord under the sublease filed suit in federal court in New York seeking payment from us under this guarantee. In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of March 31, 2003, we had not made any payments under this guarantee.

HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.5 million, which liability reduces over the life of the lease until its expiration in September 2007. As of March 31, 2003, we have not accrued any expense related to or made any payments under this guarantee.

The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million. We initially recognized an expense of $0.4 million under this guarantee in the first quarter of 2002 based on a tentative agreement with HQ Global under which HQ Global would not reject this lease obligation and we would fund HQ Global’s operating losses at this location for a limited period of time. Due to deteriorating conditions in the local commercial real estate market, HQ Global subsequently determined that the tentative agreement was not in its best interest. HQ Global indicated to us that it intended to reject this lease unless its rent was reduced to current market rates. As an interim measure, we entered into an agreement with HQ Global as of June 30, 2002 to fund operating losses at this location up to an aggregate amount of $130,000 in exchange for HQ Global forbearing from rejecting this lease until September 15, 2002, or if it obtained from the bankruptcy court an extension of time within which to reject leases, November 1, 2002. Because the bankruptcy court has since twice extended the time period within which HQ Global may reject this lease to May 9, 2003, we have twice extended the existing forbearance agreement in exchange for funding operating losses up to an additional aggregate amount of $245,000. As a result of our efforts to mitigate our exposure under this guarantee, we entered into agreements with HQ Global in January 2003 under which HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates. These agreements remain subject to approval by the bankruptcy court. In addition, these agreements will not be enforceable if HQ Global fails to successfully reorganize and emerge from the bankruptcy proceedings. There can be no assurance that the necessary approvals will be granted, that material changes to the agreements will not be required to gain approvals, or that HQ Global will successfully

Management’s Discussion and Analysis

reorganize and emerge from the bankruptcy proceedings. We increased our provision for loss under this guarantee to $6.9 million in the second quarter of 2002 and this amount plus accrued interest continues to represent the amount we have determined to be our likely exposure under this guarantee as of March 31, 2003. However, there can be no assurance that we will not be required to further increase our provision or make cash payments related to this guarantee in future periods up to, in the aggregate, the full amount of the guarantee. As of March 31, 2003, we had not made any payments under this guarantee.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. The adoption of Interpretation No. 45 January 1, 2003 did not have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date. Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003. We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. We are in the process of evaluating the effects of applying Interpretation No. 46 in 2003. Based on our preliminary analysis, we believe that we may be required to consolidate certain of our unconsolidated real estate ventures that we have accounted for using the equity method; however, we do not expect that this will involve any cumulative effect adjustment. We also do not believe that this will have a material adverse effect on our financial condition.

Funds From Operations

Funds from Operations (“FFO”) is a widely used measure of operating performance for real estate companies. We provide FFO as a supplement to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although FFO is a widely used measure of operating performance for equity REITs, FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

•	Net income—computed in accordance with GAAP;

•	Less gains (or plus losses) from sales of operating properties and items that are classified as extraordinary items under GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

We believe that FFO is helpful to investors as a measure of our performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains and losses on sales of real estate and real estate related depreciation and amortization, which can make periodic analyses of operating performance more difficult to compare. We also believe that FFO provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our FFO may not be

Management’s Discussion and Analysis

comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than us.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

	For the three months ended March 31,
	2003	2002
(In thousands)
Net income	$18,971	$17,500
Adjustments
Minority interest	3,076	2,623
FFO allocable to Unitholders	(4,505)	(4,321)
Depreciation and amortization	33,343	35,903
Minority interests’ (non-Unitholders share of depreciation, amortization and net income)	(280)	(226)
Loss on sale of assets and other provisions, net	277	860

FFO	50,882	52,339
Less preferred and restricted stock dividends	(5,306)	(8,548)

FFO attributable to common shares	45,576	43,791
FFO allocable to the minority Unitholders	4,505	4,321

Adjusted FFO[1]	$50,081	$48,112

[1]	Adjusted funds from operations is computed to reflect all operating partnership units as if they were converted to common shares for any period in which they are not antidilutive.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, dividends, achievements or transactions to be materially different from any future results, performance, dividends, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office properties,

•	The ability of the general economy to recover timely from the current economic conditions,

•	The availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	Competition with other companies, and

•	Risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget);

•	Possible charges or payments resulting from our guarantees of certain leases of HQ Global Workplaces, Inc;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability to maintain our status as a REIT for federal and state income tax purposes;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

Management’s Discussion and Analysis

For further discussion of these and other factors that could impact our future results, performance, achievements or transactions, see the documents we file from time to time with the Securities and Exchange Commission, and in particular, the section titled “The Company—Risk Factors” in our Annual Report on Form 10-K.

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

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of March 31, 2003, the fair value of the interest rate swaps was approximately $4.9 million. We recognized a reduction in interest expense for the three months ended March 31, 2003 of approximately $1.2 million related to the swaps. As of March 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.9%.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of March 31, 2003, the fair value of the interest rate swaps was approximately $2.9 million. We recognized a reduction in interest expense for the three months ended March 31, 2003 of approximately $1.5 million related to the swaps. As of March 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.6%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of March 31, 2003, the fair market value of these interest rate caps was not material.

Our unsecured line of credit carries an interest rate of 30-day LIBOR plus 0.7%. This exposes us to the risk of higher interest costs if 30-day LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit approximately $90,000 for the first quarter of 2003.

Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2002 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are currently involved in two separate lawsuits with two stockholders of HQ Global. The first lawsuit involves the September 1998 conversion of an approximately $111.0 million loan that we made to HQ Global into stock of HQ Global. We, along with HQ Global, initiated this lawsuit in the United States District Court for the District of Columbia in February 1999, asking the court to declare that the terms of the debt conversion were fair, after two minority stockholders threatened to challenge the terms of the conversion. These stockholders had claimed that both the conversion price used and the methods by which the conversion price was agreed upon between HQ Global and us were not fair to HQ Global or these stockholders. Thereafter, these two stockholders filed their own counterclaims against HQ Global, the board of directors of HQ Global and us. The stockholders asked the court to declare the conversion void or in the alternative for compensatory and punitive damages. Subsequently, we moved for summary judgement on the stockholders’ claims based on alleged breaches of fiduciary duties (“fiduciary claims”) and the stockholders moved for summary judgement on their claim that the stock was void because of a statutory defect (“statutory claim”).

On September 12, 2001, the trial court granted these stockholders’ motion for summary judgment on the statutory claim, declaring that the shares issued in connection with the conversion were null and void. The trial court also denied our motion for summary judgement. We believed that the trial court incorrectly interpreted Delaware law in this case and appealed the decision on October 2, 2001.

On March 7, 2003, the United States Court of Appeals for the District of Columbia issued an opinion reversing the trial court and granting summary judgment to us. On April 3, 2003, the minority shareholders filed a Petition for Panel Rehearing. In their Petition, the minority shareholders argued that the court erred in granting summary judgment on the fiduciary claims and requested that the court affirm the denial of our motion for summary judgment on the fiduciary claims or remand for the trial court to further consider those claims. On April 23, 2003, we filed a Response to the Petition for Panel Rehearing. We recognize that there is a possibility that the minority shareholders will be successful in their Petition for Panel Rehearing on their fiduciary claims. In that event, there are a number of possible outcomes, including a reduction in our equity interest in HQ Global (which we have already written down the value to zero) or a cash payment by us to these stockholders. We currently believe that the value of any loss we may incur in this matter should not exceed $10.0 million, including losses under the directors’ indemnification discussed below, although we cannot assure you that this will be the case.

The second lawsuit involves claims filed by these two stockholders in April 2000 arising out of the June 2000 merger transaction involving HQ Global and VANTAS Incorporated. In this lawsuit, these two stockholders have brought claims against HQ Global, the board of directors of HQ Global, FrontLine Capital Group and us in Delaware Chancery Court. The two stockholders allege that, in connection with the merger transaction, we breached our fiduciary duties to the two stockholders and breached a contract with the stockholders. The claim relates principally to the allocation of consideration paid to us with respect to our interest in an affiliate of HQ Global that conducts international executive suites operations. The stockholders asked the court to rescind the transaction, or in the alternative for compensatory and rescissory damages. The court determined that it would not rescind the merger transaction, but held open the possibility that compensatory damages could be awarded or that another equitable remedy might be available. We believe that these claims are without merit and that we will ultimately prevail in this action, although we cannot assure you that the court will not find in favor of these stockholders. We continue to believe, however, that, even if the court finds in favor of these stockholders, any such adverse result will not have a material adverse effect on our financial condition or results of operations.

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Thomas Carr, Oliver Carr and Philip Hawkins, who currently serve as directors and/or executive officers of us, with respect to any losses incurred by them arising out of the above litigation matters, if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global has not satisfied its indemnity obligation to these directors, and in light of HQ Global’s bankruptcy filing in March 2002, is not likely to do so in the future. As a result, we have paid the costs incurred by these directors in connection with the above litigation matters. As of March 31, 2003, we had paid approximately $600,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors.

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

In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of March 31, 2003 we had not made any payments under this guarantee. However, even if the landlord were successful in its claims, we do not believe that this result would have a material adverse effect on our financial condition.

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Linda Madrid, dated January 29, 2003 filed herewith.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY CORPORATION

/s/ KURT A. HEISTER
Kurt A. Heister, Controller (on behalf of the registrant and as the registrant’s chief accounting officer)

Date:  May 7, 2003

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

Date:  May 7, 2003

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

Date: May 7, 2003

/s/ STEPHEN E. RIFFEE
Stephen E. Riffee Chief Financial Officer