Form 10-Q
period 2003-06-30
CARRAMERICA REALTY CORP
filed 2003-08-04
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2003

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

Number of shares outstanding of each of the registrant’s

classes of common stock, as of July 28, 2003:

Common Stock, par value $.01 per share: 52,185,337 shares

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

Index

		Page
Part I: Financial Information

Item 1.	Financial Statements

	Consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of June 30, 2003 (unaudited) and December 31, 2002	4

	Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three and six months ended June 30, 2003 and 2002 (unaudited)	5

	Consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the six months ended June 30, 2003 and 2002 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7 to 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 to 32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II: Other Information

Item 1.	Legal Proceedings	34-35

Item 4.	Submission of Matters to a Vote of the Security Holders	35

Item 6.	Exhibits and Reports on Form 8-K	36

Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets As Of June 30, 2003 and December 31, 2002

(In thousands, except share and per share amounts)	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Rental property:
Land	$661,965	$668,223
Buildings	1,949,846	1,954,840
Tenant improvements	378,200	367,901
Furniture, fixtures and equipment	4,271	4,262

	2,994,282	2,995,226
Less: Accumulated depreciation	(619,129)	(569,970)

Total rental property	2,375,153	2,425,256
Land held for development or sale	45,581	44,778
Construction in progress	9,007	12,732
Assets related to properties held for sale	14,787	—
Cash and cash equivalents	569	3,023
Restricted deposits	3,218	4,505
Accounts and notes receivable, net	12,890	20,391
Investments in unconsolidated entities	138,549	125,079
Accrued straight-line rents	78,482	74,884
Tenant leasing costs, net	43,317	42,170
Prepaid expenses and other assets, net	75,017	62,887

	$2,796,570	$2,815,705

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Mortgages and notes payable, net	$1,673,520	$1,603,949
Accounts payable and accrued expenses	92,606	102,153
Rent received in advance and security deposits	35,742	35,590
Liabilities related to properties held for sale	328	—

Total liabilities	1,802,196	1,741,692
Minority interest	74,240	76,222

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 35,000,000 shares:
Series B, C, and D Cumulative Redeemable Preferred Stock, at redemption value, issued and outstanding, 1,588,850 shares at June 30, 2003 and 3,622,589 shares at December 31, 2002.	199,884	254,518
Common Stock, $.01 par value, authorized 180,000,000 shares:
issued and outstanding 52,158,129 shares at June 30, 2003 and 51,835,647 shares at December 31, 2002.	521	518
Additional paid-in capital	953,946	951,281
Cumulative dividends in excess of net income	(234,217)	(208,526)

Total stockholders’ equity	920,134	997,791

Commitments and contingencies
	$2,796,570	$2,815,705

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2003 and 2002

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating revenues:
Rental revenue:
Base rent	$102,971	$104,159	$207,949	$208,595
Recoveries from tenants	13,694	13,573	29,746	29,741
Parking and other tenant charges	5,239	2,511	11,227	5,304

Total rental revenue	121,904	120,243	248,922	243,640
Real estate service revenue	7,478	5,488	13,033	11,615

Total operating revenues	129,382	125,731	261,955	255,255

Operating expenses:
Property expenses:
Operating expenses	31,634	29,364	63,840	60,067
Real estate taxes	11,052	11,276	23,032	22,989
Interest expense	26,035	24,779	51,908	49,503
General and administrative	10,657	8,077	20,943	19,118
Depreciation and amortization	33,549	29,639	65,051	61,845

Total operating expenses	112,927	103,135	224,774	213,522

Real estate operating income	16,455	22,596	37,181	41,733

Other income (expense):
Interest income	93	216	191	410
Obligations under lease guarantees	—	(6,293)	—	(8,693)
Equity in earnings of unconsolidated entities	1,858	2,202	3,185	4,245

Total other income (expense)	1,951	(3,875)	3,376	(4,038)

Income from continuing operations before income taxes, minority interest, and gain on sale of assets and other provisions, net	18,406	18,721	40,557	37,695
Income taxes	(120)	(61)	(372)	(94)
Minority interest	(2,693)	(3,384)	(5,769)	(6,007)
Gain on sale of assets and other provisions, net	821	2,875	544	2,015

Income from continuing operations	16,414	18,151	34,960	33,609
Discontinued operations - Net operations of properties sold or held for sale	415	2,034	840	4,076

Net income	$16,829	$20,185	$35,800	$37,685

Basic net income per common share:
Continuing operations	$0.23	$0.18	$0.49	$0.31
Discontinued operations	0.01	0.04	0.01	0.08

Net income	$0.24	$0.22	$0.50	$0.39

Diluted net income per common share:
Continuing operations	$0.23	$0.17	$0.49	$0.31
Discontinued operations	0.01	0.04	0.01	0.07

Net income	$0.24	$0.21	$0.50	$0.38

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

(Unaudited and in thousands)

	2003	2002
Cash flows from operating activities:
Net income	$35,800	$37,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,036	65,603
Minority interest	5,769	6,007
Equity in earnings of unconsolidated entities	(3,185)	(4,245)
Gain on sale of assets and other provisions, net	(544)	(2,015)
Obligations under lease guarantees	—	8,693
Provision for uncollectible accounts	2,058	3,071
Stock-based compensation	2,368	2,262
Other	(1,389)	796
Changes in assets and liabilities:
Decrease in accounts receivable	6,812	6,664
Increase in accrued straight-line rents	(3,824)	(5,132)
Additions to tenant leasing costs	(6,577)	(5,497)
Increase in prepaid expenses and other assets	(12,711)	(2,399)
(Decrease) increase in accounts payable and accrued expenses	(5,400)	5,132
Increase (decrease) in rent received in advance and security deposits	420	(5,856)

Total adjustments	49,833	73,084

Net cash provided by operating activities	85,633	110,769

Cash flows from investing activities:
Acquisition and development of rental property	(21,984)	(34,598)
Additions to land held for development or sale	(803)	(1,205)
Additions to construction in progress	(6,210)	(2,581)
Issuance of notes receivable	(1,495)	—
Distributions from unconsolidated entities	5,831	5,490
Investments in unconsolidated entities	(13,966)	(4,065)
Acquisition of minority interest	(1,880)	(3,371)
Decrease in restricted deposits	1,287	830
Proceeds from sales of properties	9,498	10,699

Net cash used by investing activities	(29,722)	(28,801)

Cash flows from financing activities:
Repurchase of common shares	(7,858)	—
Repurchase of preferred shares	(54,710)	(20,672)
Exercises of stock options	7,024	24,960
Proceeds from issuance of unsecured notes, net	—	394,496
Net borrowings (repayments) on unsecured credit facility	100,000	(369,000)
Deferred financing costs	—	(689)
Repayments of mortgages payable	(35,107)	(36,334)
Dividends and distributions to minority interests	(67,714)	(75,223)

Net cash used by financing activities	(58,365)	(82,462)

Decrease in cash and cash equivalents	(2,454)	(494)
Cash and cash equivalents, beginning of the period	3,023	5,041

Cash and cash equivalents, end of the period	$569	$4,547

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $833 and $1,905 for the six months ended June 30, 2003 and 2002, respectively)	$51,546	$35,845

Cash paid for income taxes	$340	$460

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

The financial statements have been prepared using the accounting policies described in our 2002 annual report on Form 10-K except that, effective January 1, 2003, we began using the fair value method to account for future employee stock compensation awards. The effect of the change on the financial statements was immaterial.

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

Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the evaluation of impairment of long-lived assets and investments, assessing our probable liability under lease guarantees for HQ Global Workplaces, Inc. and the evaluation of the collectibility of accounts and notes receivable. Actual results could differ from these estimates.

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date. Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003. We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. Based on our current analysis, we believe that we will not be required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method; nor do we believe that we will have to consolidate any other entities.

As the result of a mezzanine loan and guaranty provided to a third-party for a development management project, we have an interest in a variable interest entity. The purpose of this entity is to build and own a 286,000 square foot office building in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary in this entity; therefore, we are not consolidating the entity. Our maximum exposure to loss as of June 30, 2003 is $23.7 million, the sum of our note receivable and the maximum exposure under the guaranty.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of SFAS No. 150 did not affect our financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(e)	Earnings Per Share

The following table sets forth information relating to the computations of our basic and diluted earnings per share (“EPS”) from continuing operations:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$11,989	51,712	$0.23	$9,634	53,015	$0.18

Effect of Dilutive Securities
Adjustment to dividends on unvested restricted stock	138	—		—	—
Stock options and restricted stock	—	656		—	1,301

Diluted EPS	$12,127	52,368	$0.23	$9,634	54,316	$0.17

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$25,102	51,661	$0.49	$16,544	52,672	$0.31

Effect of Dilutive Securities
Adjustment to dividends on unvested restricted stock	277	—		—	—
Stock options and restricted stock	—	575		—	1,285
Convertible preferred stock	—	—		—	6

Diluted EPS	$25,379	52,236	$0.49	$16,544	53,963	$0.31

Income from continuing operations has been reduced by preferred stock dividends and dividends paid on unvested restricted stock of approximately $4,425,000 and $8,517,000 for the three months ended June 30, 2003 and 2002, respectively and $9,858,000 and $17,065,000 for the six months ended June 30, 2003 and 2002, respectively.

The effects of units in CarrAmerica Realty, L.P. and Carr Realty, L.P. that are redeemable for shares of our common stock are not included in the computation of diluted earnings per share as their effect is antidilutive.

(f)	Derivative Financial Instruments and Hedging

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the generally stable return nature of our assets with a mix of equity and various debt instruments. With respect to the use of debt instruments, we use fixed rate debt of varying maturities as well as variable rate debt. The mix of fixed and variable rate debt is determined by assessing their relative prices as well as economic conditions. Over the last two years we have increased variable rate exposure as we believe it has provided a more cost efffective source of debt financing than fixed rate debt. We believe that our exposure to weaker operating conditions including higher vacancies necessitates the increased use of variable rate instruments.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Under interest rate swap agreements, we and the counterparties agree to exchange the difference between fixed rate and variable rate interest amounts calculated by reference to specified notional principal amounts during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. Parties to interest rate cap and swap agreements are subject to market risk for changes in interest rates and credit risk in the event of nonperformance by the counterparty. We do not require any collateral under these agreements but deal only with highly rated institutional counterparties and do not expect that any counterparties will fail to meet their obligations.

Derivative financial instruments are recognized as either assets or liabilities on our balance sheet at their fair value. Subject to certain qualifying conditions, we may designate a derivative as either a hedge of the cash flows from a variable rate debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a fixed rate debt instrument (fair value hedge). For those derivatives designated as a cash flow hedge, we report the fair value gains and losses in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. We recognize these fair value gains or losses in earnings during the period(s) in which the hedged item affects earnings. For derivatives qualifying as fair value hedges, we report fair value gains and losses in earnings along with fair value gains or losses on the hedge item attributable to the risk being hedged. Most of our derivative financial instruments qualify as fair value hedges. Derivatives that do not qualify for hedge accounting are marked to market through earnings. Amounts receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt.

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of June 30, 2003, the fair value of the interest rate swaps was approximately $4.4 million. We recognized reductions in interest expense for the three months ended June 30, 2003 and 2002 of approximately $2.5 million and $0.5 million, respectively, and for the six months ended June 30, 2003 and 2002 of approximately $3.8 million and $0.5 million, respectively, related to the swaps. As of June 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.84%.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of June 30, 2003, the fair value of the interest rate swaps was approximately $6.7 million. We recognized reductions in interest expense for the three and six months ended June 30, 2003 of approximately $1.2 million and $2.3 million, respectively, related to the swaps. As of June 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.62%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

LIBOR capped at 6.75%. As of June 30, 2003, the fair market value of these interest rate caps was not material.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income as reported	$16,829	$20,185	$35,800	$37,685
Stock-based compensation cost from stock option plans included in net income	37	—	56	—
Stock-based compensation cost from restricted stock plan included in net income	1,160	1,198	2,312	2,262
Fair value of stock-based compensation	(1,756)	(2,011)	(3,515)	(3,888)

Pro forma net income	$16,270	$19,372	$34,653	$36,059

Earnings per share as reported:
Basic	$0.24	$0.22	$0.50	$0.39
Diluted	0.24	0.21	0.50	0.38
Earnings per share, pro forma:
Basic	$0.23	$0.21	$0.48	$0.36
Diluted	0.23	0.20	0.48	0.35

(h)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(2)	HQ Global Workplaces, Inc.

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The second lease that was rejected by HQ Global is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million. In June 2002, we received a demand for payment of the full amount of the guarantee. However, we believe that we have defenses to payment under this guarantee available to us and joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that the lease was terminated by the landlord of the sublease not later than February 28, 2002. On July 26, 2002, the landlord under the sublease filed suit in federal court in New York seeking payment from us under this guarantee; however, the landlord voluntarily dismissed this suit on June 30, 2003 following a ruling by the bankruptcy court that it was the appropriate court to hear and decide the litigation. In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of June 30, 2003, we had not made any payments under this guarantee.

HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.5 million, which liability reduces over the life of the lease until its expiration in September 2007. As of June 30, 2003, we have not accrued any expense related to or made any payments under this guarantee.

The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million. We initially recognized an expense of $0.4 million under this guarantee in the first quarter of 2002 based on a tentative agreement with HQ Global under which HQ Global would not reject this lease obligation and we would fund HQ Global’s operating losses at this location for a limited period of time. Due to deteriorating conditions in the local commercial real estate market, HQ Global subsequently determined that the tentative agreement was not in its best interest. HQ Global indicated to us that it intended to reject this lease unless its rent was reduced to current market rates. As an interim measure, we entered into an agreement with HQ Global as of June 30, 2002 to fund operating losses at this location up to an aggregate amount of $130,000 in exchange for HQ Global forbearing from rejecting this lease until September 15, 2002, or, if it obtained from the bankruptcy court an extension of time within which to reject leases, November 1, 2002. Because the bankruptcy court has since three times extended the time period within which HQ Global may reject this lease to September 9, 2003, we have extended the existing forbearance agreement three times in exchange for funding operating losses up to an additional aggregate amount of $385,000. As of June 30, 2003, we have funded $0.4 million to HQ Global under the forbearance agreement and its extensions. As a result of our efforts to mitigate our exposure under this guarantee, we entered into agreements with HQ Global in January 2003 under which HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates. The bankruptcy court approved these agreements on July 16, 2003; however, these agreements will not be enforceable if HQ Global fails to successfully reorganize and emerge from the bankruptcy proceedings. We increased our provision for loss under this guarantee to $6.9 million in the second quarter of 2002. Since there can be no assurance that HQ Global will successfully reorganize and emerge from the bankruptcy proceedings, we have not made any adjustments to our estimate of likely exposure under this guarantee as a result of the bankruptcy court’s approval of the new lease and sublease agreements. There can be no assurance that we will not

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

be required to further increase our provision or make cash payments related to this guarantee in future periods up to, in the aggregate, the full amount of the guarantee. As of June 30, 2003, we had not made any payments under this guarantee.

(3)	Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

The table below summarizes property sales for the six months ended June 30, 2003 and 2002:

2003			2002
Property Name	Sale Date	Square Footage	Property Name	Sale Date	Square Footage
Wateridge	May-03	62,194	Wasatch 17	May-02	72,088

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three and six months ended June 30, 2003 we disposed of one operating property, recognizing a gain of $3.5 million. We continue to manage the property under a management agreement and the gain on this sale and the operating results of the property are not classified as discontinued operations due to our continuing involvement. We also recognized an impairment loss of $2.7 million on a building as we currently expect that we will dispose of the property before the end of its previously estimated useful life and will not recover the carrying value. For the three and six months ended June 30, 2002, we disposed of one operating property, recognizing a gain of $3.3 million. We continue to manage the property under a management agreement and the gain on this sale and the operating results of the property are not classified as discontinued operations due to our continuing involvement. We recognized impairment losses of $0.5 million and $1.3 million on parcels of land held for development during the three and six months ended June 30, 2002, respectively.

At June 30, 2003, we have contracts to sell two properties with which we will have no continuing involvement after the sale. The results of operations for these properties have been classified as discontinued operations in all periods presented in the statements of operations. In August 2002, we sold our Commons at Las Colinas property with which we had no continuing involvement after the sale. The results of operations of this property are classified as discontinued operations for the three and six months ended June 30, 2002.

Operating results of the properties are summarized as follows:

(In thousands)	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenues	$772	$3,776	$1,557	$7,583
Property expenses	217	231	405	422
Depreciation and amortization	140	1,511	312	3,085

Net operations of properties sold or held for sale	$415	$2,034	$840	$4,076

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(4)	Guarantees

Our obligations under guarantee agreements at June 30, 2003 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Dec-03	21,000,000	—
Loan[3]	Shakespeare Theater	Dec-04	16,500,000	175,000
Lease[4]	HQ Global	Jan-13	16,400,000	7,103,000
Indemnification[5]	HQ Global		—	—

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guaranty to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee.
3.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
4.	See note 2 for further discussion.
5.	See Part II, Item 1 for further discussion.

(5)	Segment Information

Our only reportable operating segment is real estate property operations. Other business activities and operating segments that are not reportable are included in other operations. The performance measure we use to assess results for real estate property operations is segment operating income. We define segment operating income as total rental revenue less property expenses, which include property operating expenses (other than depreciation and amortization) and real estate taxes. The real estate property operations segment includes the operation and management of consolidated rental properties including those classified as discontinued operations. The accounting policies of the segments are the same as those described in note 1.

Operating results of our reportable segment and our other operations for the three months ended June 30, 2003 and 2002 are summarized as follows:

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended June 30, 2003
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassifications - Discontinued Operations	Total
Revenue	$122.7	$7.5	(0.8)	$129.4
Segment expense	42.9	10.7	(0.2)	53.4

Segment operating income (loss)	79.8	(3.2)	(0.6)	76.0

Interest expense				26.0
Depreciation expense				33.6

Operating income				16.4
Other income				2.0
Gain on sale of assets and other provisions, net				0.8
Minority interest and taxes				(2.8)
Discontinued operations - properties sold or held for sale				0.4

Net income				$16.8

	For the three months ended June 30, 2002
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$124.0	$5.5	$(3.8)	$125.7
Segment expense	40.8	8.1	(0.2)	48.7

Segment operating income (loss)	83.2	(2.6)	(3.6)	77.0

Interest expense				24.7
Depreciation expense				29.7

Operating income				22.6
Other expense				(3.9)
Gain on sale of assets and other provisions, net				2.9
Minority interest and taxes				(3.4)
Discontinued operations - properties sold or held for sale				2.0

Net income				$20.2

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2003
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$250.4	$13.0	$(1.5)	$261.9
Segment expense	87.3	20.9	(0.4)	107.8

Segment operating income (loss)	163.1	(7.9)	(1.1)	154.1

Interest expense				51.9
Depreciation expense				65.0

Operating income				37.2
Other income				3.4
Gain on sale of assets and other provisions, net				0.5
Minority interest and taxes				(6.1)
Discontinued operations - properties sold or held for sale				0.8

Net income				$35.8

	For the six months ended June 30, 2002
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$251.2	$11.6	$(7.6)	$255.2
Segment expense	83.5	19.1	(0.4)	102.2

Segment operating income (loss)	167.7	(7.5)	(7.2)	153.0

Interest expense				49.5
Depreciation expense				61.8

Operating income				41.7
Other expense				(4.0)
Gain on sale of assets and other provisions, net				2.0
Minority interest and taxes				(6.1)
Discontinued operations - properties sold or held for sale				4.1

Net income				$37.7

(6)	Supplemental Cash Flow Information

In the first quarter of 2002, 80,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock were converted to shares of common stock, retiring all remaining shares of Series A Cumulative Convertible Redeemable Preferred Stock.

Our employees converted approximately $0.6 million and $0.7 million in restricted units to 25,978 shares and 31,797 shares of common stock during the six months ended June 30, 2003 and 2002, respectively.

(7)	Preferred and Common Stock

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus $0.107125 per share in accrued and unpaid dividends for the period from March 1, 2003 through and including the redemption date. This resulted in a cash expenditure of approximately $50.2 million in March 2003, which we funded by drawing on our $500 million unsecured credit

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

facility. Including this redemption, for the six months ended June 30, 2003, we repurchased or redeemed 2,188,035 shares of our preferred stock for approximately $54.7 million, excluding accrued and unpaid dividends.

During the first six months of 2003, we repurchased 322,600 shares of our common stock for approximately $7.9 million.

(8)	Subsequent Event

On July 31, 2003, the Securities and Exchange Commission (SEC) issued a clarification of Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” Topic D-42 provides, among other things, that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share (EPS). The SEC’s clarification of the guidance in Topic D-42 provides that the carrying amount of the preferred stock should be reduced by the related issuance costs.

The July 2003 clarification of Topic D-42 is effective for us for the quarter ending September 30, 2003 and is required to be reflected retroactively in the financial statements of prior periods. We have not previously considered issuance costs in determining the carrying amount of the preferred stock we redeemed in 2003 and 2002 and, accordingly, implementation of the clarification of Topic D-42 will affect our previously reported EPS. In particular, our reported basic and diluted EPS (from continuing operations and in total) for the six months ended June 30, 2003 will be reduced by $0.03 per share, all of which relates to the quarter ended March 31, 2003, and our reported basic and diluted EPS (from continuing operations and in total) for 2002 will be reduced by $0.09 per share, including $0.01 per share for the quarters ended June 30, 2002 and December 31, 2002 and $0.07 per share for the quarter ended September 30, 2002.

Management’s Discussion and Analysis

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

General

During the six months ended June 30, 2003 we completed the following significant transactions:

–	We repurchased or redeemed an aggregate of 2.2 million shares of our preferred stock for approximately $54.7 million.

–	We repurchased 322,600 shares of our common stock for approximately $7.9 million.

–	We disposed of one operating property generating net proceeds of approximately $9.5 million.

–	We acquired a 20% interest in a joint venture which purchased a $190.0 million operating property.

During the six months ended June 30, 2002 we completed the following significant transactions:

–	We issued $400.0 million of 7.125% senior unsecured notes in January 2002.

–	We entered into an interest rate swap against $150.0 million of our senior unsecured notes effectively converting our fixed rate debt to variable rate debt.

–	We purchased one operating property for $19.0 million.

–	We disposed of one operating property generating net proceeds of approximately $10.7 million.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies and estimates relate to evaluating the impairment of long-lived assets and investments, assessing our probable liability under lease guarantees for HQ Global Workplaces, Inc. (“HQ Global”) and the evaluation of the collectibility of accounts and notes receivable.

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

If events or circumstances indicate that the fair value of an investment has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

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

Management’s Discussion and Analysis

factors as the expected period of vacancy for the space before it could be relet, expected rental rates and other factors. Circumstances may change in the future which could cause us to reevaluate our liability under these guarantees and adjust our estimate as appropriate.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. Metro areas). For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts (and related accrued straight-line rents) by approximately $2.1 million for the six months ended June 30, 2003.

Results Of Operations

Property Operations Revenue

Property operations revenue is summarized as follows:

	For the three months ended June 30,		Variance	For the six months ended June 30,		Variance
(in millions)	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002
Minimum base rent	$103.0	$104.2	$(1.2)	$207.9	$208.6	$(0.7)
Recoveries from tenants	13.7	13.6	0.1	29.7	29.7	—
Parking and other tenant charges	5.2	2.5	2.7	11.2	5.3	5.9

Property operations revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy rates in our buildings began to decline in most of our markets in late 2001 and have continued to decline into 2003. This decline has negatively affected our operating revenue. Occupancy in stabilized buildings (buildings in operation more than one year) by market as of June 30, 2003 and 2002 is as follows:

	June 30, 2003		June 30, 2002		Variance
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC	3,522,832	96.2	2,933,519	98.8	589,313	(2.6)
Chicago	1,225,826	67.5	1,236,064	91.3	(10,238)	(23.8)
Atlanta	1,865,278	81.5	1,773,919	87.6	91,359	(6.1)
Dallas	1,007,644	86.7	1,611,740	93.6	(604,096)	(6.9)
Austin	432,050	91.8	627,313	89.9	(195,263)	1.9
Denver	904,717	95.3	815,138	96.7	89,579	(1.4)
Phoenix	532,506	100.0	532,506	100.0	—	—
Portland	275,193	80.7	275,193	80.7	—	—
Seattle	1,500,896	80.0	1,501,679	97.6	(783)	(17.6)
Salt Lake City	630,029	83.6	630,029	93.8	—	(10.2)
San Francisco	5,509,931	90.1	5,418,034	95.1	91,897	(5.0)
Orange County/Los Angeles	1,812,756	93.6	1,813,439	84.8	(683)	8.8
San Diego	1,191,901	95.9	1,146,410	93.7	45,491	2.2

Total	20,411,559	88.9	20,314,983	93.6	96,576	(4.7)

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties have increased in all of our markets. In reviewing various outlooks for the economy, we believe that the vacancy rates

Management’s Discussion and Analysis

will not improve in any material fashion until at least 2004. During 2002 and into 2003, our markets weakened significantly and our operations were adversely impacted. The occupancy in our portfolio of stabilized operating properties decreased to 88.9% at June 30, 2003 compared to 92.3% at December 31, 2002 and 93.6% at June 30, 2002. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets this year. Rental rates on space that was re-leased in the first half of 2003 decreased an average of 12.1% in comparison to rates that were in effect under expiring leases.

Minimum Base Rent

Minimum base rent decreased $1.2 million (1.2%) in the second quarter of 2003 compared to 2002. The decrease in minimum base rent in 2003 was due primarily to higher vacancies. We expect minimum base rent to be under downward pressure during the remainder of the year as a result of re-leasing space at lower rates than those rates that were in effect under expiring leases. Minimum base rent decreased $0.7 million (0.3%) for the first half of 2003 compared to 2002. The decrease in minimum base rent in 2003 was due primarily to higher vacancies partially offset by higher rents in buildings we acquired in the latter half of 2002 compared to the rents in buildings we sold in 2002. Additionally, the results for our largest 2002 disposition, which occurred in August 2002, are included in discontinued operations while the proceeds from the sale were re-invested in new properties. The base rent associated with that property was $3.1 million and $6.2 million for the three and six months ended June 30, 2002, respectively.

Our lease rollover by square footage and rent at June 30, 2003 is as follows:

	Leased Sq. Footage[1]	Rent ($000)
2003	1,131,707	26,137
2004	2,456,313	52,253
2005	2,331,312	74,029
2006	2,384,568	58,287
2007	2,772,512	59,478
2008	2,147,630	43,606
2009	1,681,808	28,483
2010	627,790	15,212
2011	395,355	7,629
2012	1,026,879	25,762
2013 and thereafter	1,197,645	15,313

	18,153,519	406,189

[1]	Does not include vacant space at 6/30/03 - 2.3 million sq. ft.

Recoveries from Tenants

Recoveries from tenants increased $0.1 million in the second quarter of 2003 from 2002. Recoveries from tenants were relatively unchanged for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Parking and Other Tenant Charges

Parking and other tenant charges increased $2.7 million (108.6%) in the second quarter of 2003 from 2002. This increase was due primarily to $2.2 million of lease termination fees compared to $0.4 million of lease termination fees in the second quarter of 2002. Parking and other tenant charges increased $5.9 million (111.7%) for the first six months of 2003 compared to the same period in 2002. Lease termination fees were $4.5 million higher in 2003 compared to 2002. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease. Vacancies created as a result of these terminations are expected to negatively impact minimum base rent for the remainder of the year.

Management’s Discussion and Analysis

Property Expenses

Property expenses are summarized as follows:

	For the three months ended June 30,		Variance	For the six months ended June 30,		Variance
(in millions)	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002
Property operating expenses	$31.6	$29.4	$2.2	$63.8	$60.1	$3.7
Real estate taxes	11.1	11.3	(0.2)	23.0	23.0	—

Property operating expenses increased $2.2 million (7.5%) in the second quarter of 2003 from 2002 as a result of higher insurance expense ($1.5 million), utility expenses ($0.5 million), repairs and maintenance ($1.1 million) and landscaping ($0.3 million). These increases were partially offset by lower bad debt expense ($1.4 million). The increase in insurance expense was due primarily to increases in our property and casualty insurance premiums and the cost of terrorism coverage upon renewal in June 2002. The increase in repairs and maintenance was expected.

For the six months ended June 30, 2003, property operating expenses increased $3.7 million from 2002 due primarily to higher insurance expense ($3.2 million) and repairs and maintenance ($1.2 million) partially offset by lower bad debt expense ($1.0 million). The increases in insurance and repairs and maintenance were attributable to the factors discussed above.

Property Operating Margin

Property operating margin, defined as property operations revenue less property expenses excluding depreciation, is summarized as follows:

	For the three months ended June 30,		Variance	For the six months ended June 30,		Variance
(in millions)	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002
Property operating margin	$79.2	$79.6	$(0.4)	$162.1	$160.5	$1.6
Property operating margin percent	65.0%	66.2%		65.1%	65.9%

Property operating margin decreased $0.4 million (0.5%) in the second quarter of 2003 from 2002 due primarily to increased vacancies partially offset by higher termination fees. Property operating margin as a percentage of property operations revenue was 65.0% for the second quarter of 2003 compared to 66.2% in 2002. For the six months ended June 30, 2003, property operating margin increased $1.6 million (1.0%) due primarily to higher termination fees and acquisitions partially offset by higher vacancies. Property operating margin for the first half of 2003 was 65.1% compared to 65.9% in 2002.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, increased $2.0 million (36.3%) in the second quarter of 2003 from 2002. The increase was due primarily to one-time incentive development fees of $2.2 million from third parties. For the first half of 2003, real estate service revenue increased $1.4 million (12.2%) from 2002 for the same reason.

Interest Expense

Interest expense increased $1.3 million (5.1%) during the second quarter of 2003 compared to the second quarter of 2002. This increase was due primarily to higher debt levels to finance our repurchases of common and preferred stock in the latter half of 2002 and 2003. The effect of this increase was partially offset by a decrease in short-term interest rates on our variable rate line of credit, our interest rate swap agreements and repayment of higher rate mortgages. Interest expense increased $2.4 million (4.9%) for the first half of 2003 compared to 2002 for the same reasons.

Management’s Discussion and Analysis

General and Administrative Expense

General and administrative expense increased $2.6 million (31.9%) in the second quarter of 2003 from 2002. This increase was due primarily to higher payroll costs, including incentive compensation. General and administrative expense increased $1.8 million (9.5%) for the first half of 2003 compared to 2002 for the same reason.

Depreciation and Amortization

Depreciation and amortization increased $3.9 million (13.0%) in the second quarter of 2003 compared to the second quarter of 2002. This increase was due primarily to amortization of intangible assets related to property acquisitions in the second half of 2002 and the depreciation of tenant improvement costs related to terminated leases. Depreciation and amortization increased $3.2 million (5.1%) in the first half of 2003 compared to 2002 for the same reasons.

Gain on Sale of Assets and Other Provisions, Net and Discontinued Operations

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three and six months ended June 30, 2003 we disposed of one operating property, recognizing a gain of $3.5 million. We continue to manage the property under a management agreement and the gain on this sale and the operating results of the property are not classified as discontinued operations due to our continuing involvement. We also recognized an impairment loss of $2.7 million on a building as we currently expect that we will dispose of the property before the end of its previously estimated useful life and will not recover the carrying value. For the three and six months ended June 30, 2002, we disposed of one operating property, recognizing a gain of $3.3 million. We continue to manage the property under a management agreement and the gain on this sale and the operating results of the property are not classified as discontinued operations due to our continuing involvement. We recognized impairment losses of $0.5 million and $1.3 million on parcels of land held for development during the three and six months ended June 30, 2002, respectively.

At June 30, 2003, we have contracts to sell two properties with which we will have no continuing involvement after the sale. The results of operations for these properties have been classified as discontinued operations in all periods presented in the statements of operations. In August 2002, we sold our Commons at Las Colinas property with which we had no continuing involvement after the sale. The results of operations of this property are classified as discontinued operations for the three and six months ended June 30, 2002.

Other Income and Expense

Other income (expense) was $2.0 million and ($3.9) million in the second quarter of 2003 and 2002, respectively. Equity in earnings of unconsolidated entities decreased $0.3 million in 2003 from 2002 due to increased vacancies in the properties and the sale of one joint venture in the fourth quarter of 2002. In the second quarter of 2002, we accrued $6.3 million of losses related to lease guarantees associated with HQ Global.

Other income (expense) was $3.4 million and ($4.0) million in the first half of 2003 and 2002, respectively. Equity in earnings from unconsolidated entities decreased $1.1 million in 2003 from 2002 due to increased vacancies in the properties and the sale of one joint venture in the fourth quarter of 2002. In the first half of 2002, we accrued $8.7 million of losses related to lease guarantees associated with HQ Global.

Income from Continuing Operations and Diluted Earnings per Share

Income from continuing operations decreased $1.7 million (9.6%) in the second quarter of 2003 compared to 2002 for the reasons discussed above. Diluted earnings per share from continuing operations increased $0.06 (35.3%) per share for the second quarter of 2003 compared to 2002. The increase was due primarily to a reduction in preferred dividends ($0.08) and a decrease in weighted average common shares outstanding ($0.01), reduced by lower earnings ($0.03).

Income from continuing operations increased $1.4 million (4.0%) for the first half of 2003 compared to 2002 for the reasons discussed above. Diluted earnings per share from continuing operations increased $0.18 (58.1%) per share in the first half of 2003 compared to 2002. The increase was due primarily to a reduction in preferred dividends ($0.14), higher net income ($0.02) and a decrease in weighted average common shares outstanding ($0.02).

Management’s Discussion and Analysis

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the six months ended June 30,		Variance
(in millions)	2003	2002	2003 vs. 2002
Cash provided by operating activities	$85.6	$110.8	$(25.2)
Cash used by investing activities	(29.7)	(28.8)	(0.9)
Cash used by financing activities	(58.4)	(82.5)	24.1

Operations generated $85.6 million of net cash for the first six months of 2003 compared to $110.8 million in 2002. The change in cash flow from operating activities was primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $29.7 million in 2003 and $28.8 million in 2002. The change in cash flows from investing activities in 2003 was due primarily to increased investments in joint ventures ($9.9 million), increased notes receivable ($1.5 million) and reduced proceeds from the sale of properties ($1.2 million), partially offset by decreased capital expenditures on real estate ($9.4 million) and decreased acquisition of minority interest ($1.5 million).

Our financing activities used net cash of $58.4 million in 2003 and $82.5 million in 2002. The change in net cash used by financing activities in 2003 was due primarily to increased net unsecured borrowings ($74.5 million), reduced dividend payments ($7.5 million), and lower repayments of mortgages ($1.2 million) partially offset by higher repurchases and redemptions of common and preferred stock ($41.9 million) and reduced proceeds from stock option exercises ($17.9 million)

LIQUIDITY AND CAPITAL RESOURCES

General

As of June 30, 2003, we had approximately $0.6 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. In addition, we and our affiliates regularly require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects include such things as large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired and leasing-related matters, including tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. Although our top 25 tenants accounted for approximately 35.9% of our annualized minimum base rents as of June 30, 2003, we believe that the diversity of our tenant base (no tenant accounted for more than 5% of annualized minimum base rents as of June 30, 2003) helps insulate us from the negative impact of tenant defaults and bankruptcies. However, general economic downturns, or economic downturns in one or more of our markets, could materially adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these cases, our cash flow and therefore our ability to meet our capital needs would be adversely affected.

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties have increased in all of our markets. In reviewing various outlooks for the economy, we believe that the vacancy rates will not improve in any material fashion until at least 2004. During 2002 and into 2003, our markets weakened significantly and our operations were adversely impacted. The occupancy in our portfolio of stabilized operating properties decreased to 88.9% at June 30, 2003 compared to 92.3% at December 31, 2002 and 93.6% at June 30, 2002. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in

Management’s Discussion and Analysis

some markets this year. Rental rates on space that was re-leased in the first half of 2003 decreased an average of 12.1% in comparison to rates that were in effect under expiring leases.

In the future, if, as a result of general economic downturns, a credit rating downgrade, our properties do not perform as expected, we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating expenses and debt service and our regular quarterly dividends, our ability to expand our development activity or to fund acquisitions of properties could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

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

We have three investment grade ratings. As of June 30, 2003, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a negative outlook to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Management’s Discussion and Analysis

Our total debt at June 30, 2003 is summarized as follows:

(In thousands)
Fixed rate mortgages	$384,247
Unsecured credit facility	188,000
Senior unsecured notes	1,100,000

1,672,247
Unamortized discount and fair value adjustment, net	1,273

$1,673,520

Our fixed rate mortgage debt bore an effective weighted average interest rate of 8.05% at June 30, 2003 and had a weighted average maturity of 5.8 years. $188.0 million (11.2%) of our total debt at June 30, 2003 bore a LIBOR-based variable interest rate and $325.0 million (19.4%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at June 30, 2003 was 1.82%.

Our primary external source of liquidity is our credit facility. We have a three-year, $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the facility an additional year at our option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 1.82% as of June 30, 2003. As of June 30, 2002, $188.0 million was drawn on the credit facility, $4.6 million in letters of credit were outstanding and we had $307.4 million available for borrowing.

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

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of our unmortgaged properties. During the second quarter of 2003, we amended our credit agreement to change our maximum ratio of aggregate unsecured debt to unencumbered assets covenant to allow for continuing compliance. Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity. As of June 30, 2003, we were in compliance with our loan covenants.

We have senior unsecured notes outstanding at June 30, 2003 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.200% notes due in 2004	$150,000	$(225)	$4,424	$154,199
6.625% notes due in 2005	100,000	(1,062)	—	98,938
7.375% notes due in 2007	125,000	(579)	—	124,421
5.261% notes due in 2007	50,000	(133)	—	49,867
5.250% notes due in 2007	175,000	(1,196)	6,674	180,478
6.875% notes due in 2008	100,000	(1,929)	—	98,071
7.125% notes due in 2012	400,000	(4,701)	—	395,299

	$1,100,000	$(9,825)	$11,098	$1,101,273

Of our senior unsecured notes, $625.0 million was issued in 2002. In January 2002, we issued $400.0 million of senior unsecured notes. The notes bear interest at 7.125% per annum payable semi-annually beginning on July 15, 2002. The notes mature on January 15, 2012. In November 2002, we issued $50.0 million of 5.261% and $175.0

Management’s Discussion and Analysis

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

Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of June 30, 2003, the fair value of the interest rate swaps was approximately $4.4 million. We recognized reductions in interest expense for the three months ended June 30, 2003 and 2002 of approximately $2.5 million and $0.5 million, respectively, and for the six months ended June 30, 2003 and 2002 of approximately $3.8 million and $0.5 million, respectively, related to the swaps. As of June 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.84%.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of June 30, 2003, the fair value of the interest rate swaps was approximately $6.7 million. We recognized reductions in interest expense for the three and six months ended June 30, 2003 of approximately $1.2 million and $2.3 million, respectively, related to the swaps. As of June 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.62%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of June 30, 2003, the fair market value of these interest rate caps was not material.

Stock Repurchases and Dividends

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus $0.107125 per share in accrued and unpaid dividends for the period from March 1, 2003 through and including the redemption date. This resulted in a cash expenditure of approximately $50.2 million in March 2003, which we funded by drawing on our $500 million unsecured credit facility. Including this redemption, for the six months ended June 30, 2003, we repurchased or redeemed 2,188,035 shares of our preferred stock for approximately $54.7 million, excluding accrued and unpaid dividends.

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the 9.2 million shares repurchased from Security Capital in November 2001 and our preferred stock redemptions of 4.0 million and 2.0 million shares in September 2002 and March 2003, respectively, which were separately approved. Since the start of this program in mid-2000 through June 30, 2003, we have acquired approximately 10.4 million of our common shares for an aggregate purchase price of approximately $296.9 million, including 322,600 shares for approximately $7.9 million in the first half of 2003. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

Management’s Discussion and Analysis

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

Capital Commitments

We will require capital for development projects currently underway and in the future. As of June 30, 2003, we had a residential project under development. We undertook this wholly-owned project in conjunction with an office development project in a joint venture. Our total investment in the residential project is expected to be $20.4 million. As of June 30, 2003, we had invested $9.0 million in this project with the remainder expected to be incurred during this year. As of June 30, 2003, we had 477,000 rentable square feet of office space under construction in a joint venture project in which we own a minority interest. This project is expected to cost $159.0 million, of which our total investment is expected to be approximately $47.7 million. Through June 30, 2003, approximately $112.3 million or 70.6% of total project costs had been expended on this project. We have financed our investment in both our wholly-owned and our joint venture projects under construction at June 30, 2003 from borrowings under our credit facility and project-specific debt. We expect that our credit facility and project-specific financing of selected assets will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

Unconsolidated Investments and Related Parties

We have minority investments in two non-real estate operating companies, AgilQuest and essention, which we account for using the cost method. These are startup entities in which we invested $2.8 million and $1.7 million, respectively. In the fourth quarter of 2002, we recognized an impairment of $0.5 million on our investment in essention because we believed the value of our investment was partially impaired. In the future, additional impairment charges related to our investments may be required.

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity or cost method, as appropriate, and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of June 30, 2003, we guaranteed $40.0 million of debt related to a joint venture and have provided completion guarantees related to three joint venture projects for which total costs are anticipated to be $265.3 million, of which $206.3 million has been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future.

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

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $1.8 million and $2.3 million in the second quarter of 2003 and 2002, respectively, and $4.2 million and $3.4 million for the six months ended June 30, 2003 and 2002, respectively. Accounts receivable from joint ventures and other affiliates were $1.8 million at June 30, 2003.

Management’s Discussion and Analysis

Other material related party transactions included general contracting and other services from Clark Enterprises, Inc. and subsidiaries, an entity in which one of our former directors is the majority stockholder. Mr. Clark retired from our Board of Directors in second quarter of this year. We, including our unconsolidated affiliates, paid $17.1 million and $6.9 million in the second quarter of 2003 and 2002, respectively, and $33.0 million and $11.1 million for the six months ended June 30, 2003 and 2002, respectively, to Clark Enterprises, Inc. for these services. Substantially all of the payments related to our unconsolidated affiliates. We also have a consulting agreement with Oliver Carr, one of our directors, under which Mr. Carr provides services to us. We paid Mr. Carr $78,500 during the six months ended June 30, 2003 and $105,000 for the full year 2002. The agreement expired in June 2003.

Guarantee Obligations

Our obligations under guarantee agreements at June 30, 2003 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Dec-03	21,000,000	—
Loan[3]	Shakespeare Theater	Dec-04	16,500,000	175,000
Lease[4]	HQ Global	Jan-13	16,400,000	7,103,000
Indemnification[5]	HQ Global		—	—

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guaranty to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee.
3.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
4.	See “HQ Global Workplaces, Inc.” below for further discussion.
5.	See Part II, Item 1 for further discussion.

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

In anticipation of our scheduled property and casualty insurance renewal on May 15, 2003, we provided updated data to our insurance broker to enable our broker to market our insurance with various insurers. We received insurance coverage and cost proposals in April 2003 and our final costs in May. Our premiums for the 2003-2004 renewal period were relatively unchanged from the 2002-2003 period.

As a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”), we elected to purchase the TRIA coverage upon our 2003 insurance renewal rather than stand alone coverage. In June 2002, we purchased stand alone terrorism coverage with limits of $200 million per occurrence and in the aggregate, with a deductible of $1.0 million per claim, at a cost of approximately $2.2 million per year. Our TRIA insurance increases our coverage to $500 million for foreign

Management’s Discussion and Analysis

certified terrorist acts but also includes $25 million of coverage for domestic terrorism. Coverage, either under TRIA or a stand alone policy, includes only physical damage and does not include losses due to biological, chemical or radioactive contamination. The lack of coverage for such contamination could have a material adverse effect on our financial results if a building we own becomes uninhabitable as a result of a biological, chemical, radioactive or other contamination.

Due to the rising cost of California earthquake insurance, we reviewed our probable maximum loss (“PML”) and industry practice related to earthquake coverage for various factors. As a result of this review, we determined that it was possible to lower our earthquake coverage from $200 million to $150 million. We believe this will be sufficient coverage.

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

The second lease that was rejected by HQ Global is a sublease for space in downtown Manhattan. This lease is for approximately 26,000 square feet of space and runs through March 2008, with total aggregate remaining lease payments as of February 1, 2002 of approximately $5.4 million. In June 2002, we received a demand for payment of the full amount of the guarantee. However, we believe that we have defenses to payment under this guarantee available to us and joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that the lease was terminated by the landlord of the sublease not later than February 28, 2002. On July 26, 2002, the landlord under the sublease filed suit in federal court in New York seeking payment from us under this guarantee; however, the landlord voluntarily dismissed this suit on June 30, 2003 following a ruling by the bankruptcy court that it was the appropriate court to hear and decide the litigation. In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the

Management’s Discussion and Analysis

outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of June 30, 2003, we had not made any payments under this guarantee.

HQ Global has not filed a motion seeking to reject the remaining two leases that we have guaranteed, although it could do so in the future. Even if the leases are not rejected, we may ultimately be liable to the lessors for payments due under the leases. In one case, the lease is for approximately 25,000 square feet of space in midtown Manhattan, and our liability is currently capped at approximately $0.5 million, which liability reduces over the life of the lease until its expiration in September 2007. As of June 30, 2003, we have not accrued any expense related to or made any payments under this guarantee.

The remaining lease is for space in San Mateo, California. This lease is for approximately 19,000 square feet of space and runs through January 2013, with total aggregate remaining lease payments as of March 1, 2002 of approximately $10.4 million. We initially recognized an expense of $0.4 million under this guarantee in the first quarter of 2002 based on a tentative agreement with HQ Global under which HQ Global would not reject this lease obligation and we would fund HQ Global’s operating losses at this location for a limited period of time. Due to deteriorating conditions in the local commercial real estate market, HQ Global subsequently determined that the tentative agreement was not in its best interest. HQ Global indicated to us that it intended to reject this lease unless its rent was reduced to current market rates. As an interim measure, we entered into an agreement with HQ Global as of June 30, 2002 to fund operating losses at this location up to an aggregate amount of $130,000 in exchange for HQ Global forbearing from rejecting this lease until September 15, 2002, or, if it obtained from the bankruptcy court an extension of time within which to reject leases, November 1, 2002. Because the bankruptcy court has since three times extended the time period within which HQ Global may reject this lease to September 9, 2003, we have extended the existing forbearance agreement three times in exchange for funding operating losses up to an additional aggregate amount of $385,000. As of June 30, 2003, we have funded $0.4 million to HQ Global under the forbearance agreement and its extensions. As a result of our efforts to mitigate our exposure under this guarantee, we entered into agreements with HQ Global in January 2003 under which HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates. The bankruptcy court approved these agreements on July 16, 2003; however, these agreements will not be enforceable if HQ Global fails to successfully reorganize and emerge from the bankruptcy proceedings. We increased our provision for loss under this guarantee to $6.9 million in the second quarter of 2002. Since there can be no assurance that HQ Global will successfully reorganize and emerge from the bankruptcy proceedings, we have not made any adjustments to our estimate of likely exposure under this guarantee as a result of the bankruptcy court’s approval of the new lease and sublease agreements. There can be no assurance that we will not be required to further increase our provision or make cash payments related to this guarantee in future periods up to, in the aggregate, the full amount of the guarantee. As of June 30, 2003, we had not made any payments under this guarantee.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The

Management’s Discussion and Analysis

Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date. Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003. We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. Based on our current analysis, we believe that we will not be required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method; nor do we believe that we will have to consolidate any other entities.

As the result of a mezzanine loan and guaranty provided to a third-party for a development management project, we have an interest in a variable interest entity. The purpose of this entity is to build and own a 286,000 square foot office building in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary in this entity; therefore, we are not consolidating the entity. Our maximum exposure to loss as of June 30, 2003 is $23.7 million, the sum of our note receivable and the maximum exposure under the guaranty.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of SFAS No. 150 did not affect our financial statements.

Funds From Operations

Funds from Operations (“FFO”) is a widely used measure of operating performance for real estate companies. We provide FFO as a supplement to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although FFO is a widely used measure of operating performance for equity REITs, FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

•	Net income - computed in accordance with GAAP;

•	Less gains (or plus losses) from sales of operating properties and items that are classified as extraordinary items under GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

We believe that FFO is helpful to investors as a measure of our performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains and losses on sales of real estate and real estate related depreciation and amortization, which can make periodic analyses of operating performance more difficult to compare. We also believe that FFO provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than us.

Management’s Discussion and Analysis

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2003	2002	2003	2002
Net income	$16,829	$20,185	$35,800	$37,685
Adjustments
Minority interest	2,693	3,384	5,769	6,007
FFO allocable to Unitholders	(4,274)	(4,670)	(8,779)	(8,991)
Depreciation and amortization	35,653	33,266	68,996	69,169
Minority interests’ (non-Unitholders share of depreciation, amortization and net income)	(327)	(290)	(607)	(516)
Gain on sale of assets	(821)	(3,340)	(544)	(3,340)

FFO as defined by NAREIT[1]	$49,753	$48,535	$100,635	$100,014

[1]	FFO as defined by NAREIT includes land impairment charges of $0.5 million and $1.3 million for the three and six months ended June 30, 2002, respectively, which have previously been excluded from FFO.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our, and our affiliates, or the industry’s actual results, performance, dividends, achievements or transactions to be materially different from any future results, performance, dividends, achievements or transactions expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office properties,

•	The ability of the general economy to recover timely from the current economic conditions,

•	The availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	Competition with other companies, and

•	Risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget);

•	Possible charges or payments resulting from our guarantees of certain leases of HQ Global Workplaces, Inc;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability to maintain our status as a REIT for federal and state income tax purposes;

•	Ability to raise capital;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

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

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of June 30, 2003, the fair value of the interest rate swaps was approximately $4.4 million. We recognized reductions in interest expense for the three months ended June 30, 2003 and 2002 of approximately $2.5 million and $0.5 million, respectively, and for the six months ended June 30, 2003 and 2002 of approximately $3.8 million and $0.5 million, respectively, related to the swaps. As of June 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.84%.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of June 30, 2003, the fair value of the interest rate swaps was approximately $6.7 million. We recognized reductions in interest expense for the three and six months ended June 30, 2003 of approximately $1.2 million and $2.3 million, respectively, related to the swaps. As of June 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.62%.

Our interest rate swaps also expose us to the risk of higher interest costs if LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense related to the bonds subject to the interest rate swaps approximately $93,000 for the second quarter of 2003 and $186,000 for the six months ended June 30, 2003.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of June 30, 2003, the fair market value of these interest rate caps was not material.

Our unsecured line of credit carries an interest rate of 30-day LIBOR plus 0.7%. This exposes us to the risk of higher interest costs if 30-day LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit approximately $84,000 for the second quarter of 2003 and $167,000 for the six months ended June 30, 2003.

Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2002 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2003 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On March 7, 2003, the United States Court of Appeals for the District of Columbia issued an opinion reversing the trial court and granting summary judgment to us. On April 3, 2003, the minority shareholders filed a Petition for Panel Rehearing. In their Petition, the minority shareholders argued that the court erred in granting summary judgment on the fiduciary claims and requested that the court affirm the denial of our motion for summary judgment on the fiduciary claims or remand for the trial court to further consider those claims. On April 23, 2003, we filed a Response to the Petition for Panel Rehearing. On June 20, 2003, the Court of Appeals issued a Supplemental Opinion on the Petition for Hearing in which the Court reaffirmed summary judgement in our favor on all counts.

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

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Thomas Carr, Oliver Carr and Philip Hawkins, who currently serve as directors and/or executive officers of us, with respect to any losses incurred by them arising out of the above litigation matters, if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global has not satisfied its indemnity obligation to these directors, and in light of HQ Global’s bankruptcy filing in March 2002, is not likely to do so in the future. As a result, we have paid the costs incurred by these directors in connection with the above litigation matters. As of June 30, 2003, we had paid approximately $725,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors.

We are currently involved in litigation arising out of a sublease entered into by HQ Global in March 1998 and our guarantee to the landlord of the performance of HQ Global’s obligations under the sublease. On March 13, 2002 HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. In its bankruptcy proceedings, HQ Global rejected the sublease effective April 30,

2002. In June 2002, we received a demand for payment by the landlord of the full amount of the guarantee (approximately $5.4 million of rent payments remain under the sublease).

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

In light of our defenses and these proceedings, we have not accrued any expense relating to this guarantee; however, there can be no assurance as to the outcome of the pending litigation or that we will not incur expense or be required to make cash payments relating to this guarantee up to the full amount of the guarantee. As of June 30, 2003 we had not made any payments under this guarantee. However, even if the landlord were successful in its claims, we do not believe that this result would have a material adverse effect on our financial condition.

On May 8, 2003, Broadband Office, Inc. and the official committee of unsecured creditors of Broadband Office Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware against a group of REITs, real estate operating companies and individuals, including us, our subsidiaries and Philip Hawkins, our President and Chief Operating Officer, relating to the formation, management and capitalization of Broadband Office. We were an equity investor in and customer of Broadband Office, and Mr. Hawkins was a member of the board of directors of Broadband Office until his resignation from the board of Broadband Office on May 2, 2001. Broadband Office filed for bankruptcy protection on May 9, 2001. The complaint alleges, among other things, breaches of fiduciary duties by us and Mr. Hawkins as a member of the Broadband Office board, seeks to recharacterize our investment as a holder of common stock to be one as a general unsecured creditor and/or as a general partner responsible jointly with all other alleged general partners for the outstanding debts of the corporation, and also seeks recovery of alleged preference payments made to us or our subsidiaries. The plaintiffs seek relief in an amount in excess of $300 million jointly and severally from all defendants. No answer had been filed as of June 30, 2003. Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to predict the outcome of this matter. While we intend to vigorously defend this matter and believe we have meritorious defenses available to us, there can be no assurance that we would prevail in this matter. If this matter is not resolved in our favor, it could have a material adverse effect on our financial condition and results of operations.

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 4.	Submission of Matters to a Vote of the Security Holders

The 2003 annual meeting of stockholders was held on May 1, 2003. We solicited proxies for the meeting pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended; there was no solicitation in opposition to our management’s nominee as listed in the proxy statement and the nominee was elected.

Proposal One: Election of Director

42,662,390 votes were cast for the election of Timothy Howard as a Director; 2,178,649 votes were withheld.

The terms of Thomas A. Carr, Oliver T. Carr, Andrew F. Brimmer, Philip L. Hawkins, Robert E. Torray and Wesley Williams, Jr. continued after the meeting and were not presented for re-election at that time.

Proposal Two: Amendment to the Articles of Incorporation to instate the election of directors annually.

FOR	AGAINST	ABSTAIN
44,599,455	209,042	32,542

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Amendment of Amended and Restated Articles of Incorporation of the registrant effective May 1, 2003.

3.2	Third Amended and Restated By-Laws of the registrant adopted July 31, 2003.

10.1	Amendment No. 3 to Revolving Credit Agreement and Ratification and Reaffirmation of Guaranty dated May 31, 2003.

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated August 4, 2003

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated August 4, 2003

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated August 4, 2003

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY CORPORATION

/s/ Kurt A. Heister
Kurt A. Heister, Controller
(on behalf of the registrant and as the registrant’s chief accounting officer)

Date: August 4, 2003