Form 10-Q
period 2003-09-30
CARRAMERICA REALTY CORP
filed 2003-11-06
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2003

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

Number of shares outstanding of each of the registrant’s

classes of common stock, as of October 28, 2003:

Common Stock, par value $.01 per share: 52,526,376 shares

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

Index

		Page
Part I: Financial Information

Item 1.	Financial Statements

	Consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of September 30, 2003 (unaudited) and December 31, 2002	4

	Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three and nine months ended September 30, 2003 and 2002 (unaudited)	5

	Consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the nine months ended September 30, 2003 and 2002 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

Part II: Other Information

Item 1.	Legal Proceedings	37-38

Item 6.	Exhibits and Reports on Form 8-K	38-39

Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets As Of September 30, 2003 and December 31, 2002

(In thousands, except share and per share amounts)	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Rental property:
Land	$672,596	$668,223
Buildings	1,962,915	1,954,840
Tenant improvements	401,796	367,901
Furniture, fixtures and equipment	4,197	4,262

	3,041,504	2,995,226
Less: Accumulated depreciation	(643,049)	(569,970)

Total rental property	2,398,455	2,425,256

Land held for development or sale	48,586	44,778
Construction in progress	12,989	12,732
Cash and cash equivalents	7,228	3,023
Restricted deposits	3,744	4,505
Accounts and notes receivable, net	12,455	20,391
Investments in unconsolidated entities	132,580	125,079
Accrued straight-line rents	80,459	74,884
Tenant leasing costs, net	47,981	42,170
Prepaid expenses and other assets, net	70,428	62,887

	$2,814,905	$2,815,705

Liabilities, Minority Interest, and Stockholders’ Equity

Liabilities:
Mortgages and notes payable, net	$1,510,547	$1,603,949
Accounts payable and accrued expenses	86,541	102,153
Rent received in advance and security deposits	35,210	35,590

Total liabilities	1,632,298	1,741,692

Minority interest	73,555	76,222

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 35,000,000 shares:
Series B, C and D Cumulative Redeemable Preferred Stock, at redemption value, issued and outstanding, 1,574,615 shares at September 30, 2003 and 3,622,589 shares at December 31, 2002.	196,325	254,518
Preferred stock, $.01 par value, authorized 35,000,000 shares:
Series E Cumulative Redeemable Preferred Stock, at redemption value, issued and outstanding, 8,050,000 shares at September 30, 2003.	201,250	—
Common Stock, $.01 par value, authorized 180,000,000 shares: issued and outstanding 52,330,447 shares at September 30, 2003 and 51,835,647 shares at December 31, 2002.	523	518
Additional paid-in capital	958,117	951,281
Cumulative dividends in excess of net income	(247,163)	(208,526)

Total stockholders’ equity	1,109,052	997,791

Commitments and contingencies
	$2,814,905	$2,815,705

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenues:
Rental revenue:
Base rent	$102,730	$103,880	$310,679	$312,497
Recoveries from tenants	15,292	19,407	45,038	49,127
Parking and other tenant charges	3,629	3,717	14,856	9,021

Total rental revenue	121,651	127,004	370,573	370,645
Real estate service revenue	6,518	5,560	19,551	17,175

Total operating revenues	128,169	132,564	390,124	387,820

Operating expenses:
Property expenses:
Operating expenses	35,087	33,010	98,927	93,076
Real estate taxes	8,867	10,720	31,899	33,709
General and administrative	10,028	10,227	30,971	29,345
Depreciation and amortization	32,978	29,808	98,029	92,039

Total operating expenses	86,960	83,765	259,826	248,169

Real estate operating income	41,209	48,799	130,298	139,651

Other (expense) income:
Interest expense	(25,880)	(24,456)	(77,788)	(73,573)
Obligations under lease guarantees	(811)	—	(811)	(8,693)
Equity in earnings of unconsolidated entities	1,772	1,644	4,957	5,889
Other	(96)	208	95	618

Total other expense	(25,015)	(22,604)	(73,547)	(75,759)

Income from continuing operations before income taxes, minority interest, impairment loss on real estate and gain on sale of assets	16,194	26,195	56,751	63,892
Income taxes	(63)	(106)	(435)	(200)
Minority interest	(2,616)	(5,113)	(8,385)	(11,120)
Impairment loss on real estate	—	—	(2,701)	(1,325)
Gain on sale of assets	120	7,042	3,365	10,382

Income from continuing operations	13,635	28,018	48,595	61,629

Discontinued operations - Net operations of properties sold	317	1,016	1,157	5,090
Discontinued operations - Gain on sale of properties	10,035	19,085	10,035	19,085

Net income	$23,987	$48,119	$59,787	$85,804

Basic net income per common share:
Continuing operations	$0.17	$0.31	$0.63	$0.61
Discontinued operations	0.01	0.03	0.02	0.11
Gain on sale of discontinued operations	0.19	0.36	0.20	0.36

Net income	$0.37	$0.70	$0.85	$1.08

Diluted net income per common share:
Continuing operations	$0.17	$0.31	$0.63	$0.61
Discontinued operations	0.01	0.02	0.02	0.10
Gain on sale of discontinued operations	0.19	0.36	0.19	0.35

Net income	$0.37	$0.69	$0.84	$1.06

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited and in thousands)

	2003	2002
Cash flows from operating activities:
Net income	$59,787	$85,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,229	95,953
Minority interest	8,385	11,120
Equity in earnings of unconsolidated entities	(4,957)	(5,889)
Gain on sale of assets	(3,365)	(10,382)
Gain on sale of discontinued operations	(10,035)	(19,085)
Impairment loss on real estate	2,701	1,325
Obligations under lease guarantees	811	8,693
Loss on sale of residential property	263	—
Provision for uncollectible accounts	3,455	4,983
Stock-based compensation	2,937	3,501
Other	(1,223)	1,887
Changes in assets and liabilities:
Decrease in accounts receivable	7,423	2,307
Increase in accrued straight-line rents	(5,922)	(7,344)
Additions to tenant leasing costs	(13,664)	(8,235)
Increase in prepaid expenses and other assets	(16,418)	(12,152)
Decrease in accounts payable and accrued expenses	(11,542)	(4,701)
Decrease in rent received in advance and security deposits	(358)	(1,532)

Total adjustments	57,720	60,449

Net cash provided by operating activities	117,507	146,253

Cash flows from investing activities:
Acquisition and development of rental property	(76,804)	(151,257)
Additions to land held for development or sale	(3,808)	(1,564)
Additions to construction in progress	(10,856)	(4,739)
Issuance of notes receivable	(3,031)	(712)
Distributions from unconsolidated entities	13,603	7,036
Investments in unconsolidated entities	(14,350)	(8,830)
Acquisition of minority interest	(1,880)	(8,261)
Decrease (increase) in restricted deposits	761	(13,271)
Proceeds from sale of residential property	402	—
Proceeds from sales of properties	38,817	167,888

Net cash used by investing activities	(57,146)	(13,710)

Cash flows from financing activities:
Repurchase of common shares	(7,858)	—
Repurchase of preferred shares	(58,270)	(139,309)
Proceeds from the sale of Series E preferred stock, net of issuance costs	195,070	—
Exercises of stock options	10,373	24,960
Proceeds from issuance of unsecured notes, net of issuance costs	—	394,496
Net repayments on unsecured credit facility	(45,000)	(259,000)
Deferred financing costs	—	(1,063)
Repayments of mortgages payable	(49,112)	(40,056)
Dividends and distributions to minority interests	(101,359)	(112,981)

Net cash used by financing activities	(56,156)	(132,953)

Increase (decrease) in cash and cash equivalents	4,205	(410)
Cash and cash equivalents, beginning of the period	3,023	5,041

Cash and cash equivalents, end of the period	$7,228	$4,631

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,293 and $2,486 for the nine months ended Sept. 30, 2003 and 2002, respectively)	$90,656	$77,044

Cash paid for income taxes	$388	$200

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

(b) Basis of Presentation

The financial statements have been prepared using the accounting policies described in our 2002 annual report on Form 10-K, except for the following:

–	As discussed in note 1(d), effective January 1, 2003, we began using the fair value method to account for future employee stock compensation awards on a prospective basis. The effect of the change on our financial statements was immaterial.

Our accounts and those of our controlled subsidiaries and affiliates are consolidated in the financial statements. We consolidate all entities in which we own a direct or indirect majority voting interest, and where the minority holders do not have rights to participate in significant decisions that are made in the ordinary course of business. If applicable, we would consolidate any variable interest entity of which we were the primary beneficiary. We use the equity or cost methods, as appropriate in the circumstances, to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not controlled by us. If events or changes in circumstances indicate that the fair value of an investment accounted for using the equity method or cost method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including the evaluation of impairment of long-lived assets and investments, assessing our probable liability under lease guarantees for HQ Global Workplaces, Inc. and the evaluation of the collectibility of accounts receivable. Actual results could differ from these estimates.

(c) Interim Financial Statements

The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of the results for the interim periods, and all adjustments are of a normal, recurring nature.

(d) New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. In addition, the Interpretation requires certain disclosures, which we have included in note 5. The adoption of Interpretation No. 45 on January 1, 2003 did not have a material effect on our financial statements.

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation initially applied to VIEs created after January 31, 2003 and to VIEs in which we acquired an interest after that date. Effective July 1, 2003, it also applied to VIEs in which we acquired an interest before February 1, 2003. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method or the VIEs described below.

We entered into two arrangements subsequent to January 31, 2003 which are VIEs. We have provided mezzanine loans and guarantees to third-parties for development management projects. The purpose of these entities is to build and own office buildings in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary of either entity and we are not consolidating them. Our maximum exposure to loss as of September 30, 2003 is $41.3 million, the sum of our notes receivable and the maximum exposure under the guarantees.

(e) Limited Life Partnership Interest Redemption Obligation

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

SFAS No. 150 was effective for us as of July 1, 2003. On October 29, 2003, the FASB indefinitely delayed the provision of the statement related to non-controlling interests in limited-life subsidiaries that are consolidated. Based on FASB’s deferral of this provision, adoption did not affect our financial statements.

We had determined that one of our consolidated partnerships was a limited-life entity. We estimate the fair value of the minority interest in this partnership at September 30, 2003 was $9.5 million.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(f) Earnings Per Share

The following table sets forth information relating to the computations of our basic and diluted earnings per share (“EPS”) from continuing operations:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$8,996	51,925	$0.17	$16,924	53,124	$0.31

Effect of Dilutive Securities
Adjustment to dividends on unvested restricted stock	132	—		—	—
Stock options and restricted stock	—	732		—	694

Diluted EPS	$9,128	52,657	$0.17	$16,924	53,818	$0.31

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
(In thousands, except per share amounts)	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$32,599	51,750	$0.63	$32,758	52,824	$0.61

Effect of Dilutive Securities
Adjustment to dividends on unvested restricted stock	396	—		—	—
Stock options and restricted stock	—	629		—	1,059

Diluted EPS	$32,995	52,379	$0.63	$32,758	53,883	$0.61

Income from continuing operations has been reduced by preferred stock dividends and dividends paid on unvested restricted stock of approximately $4,395,000 and $7,351,000 for the three months ended September 30, 2003 and 2002, respectively and $13,765,000 and $24,483,000 for the nine months ended September 30, 2003 and 2002, respectively. Income from continuing operations has also been reduced by preferred stock redemption premiums, as discussed below, of $112,000 and $3,743,000 for the three months ended September 30, 2003 and 2002, respectively, and $1,835,000 and $4,388,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

The July 2003 clarification of Topic D-42 is effective for us for the quarter ending September 30, 2003 and is required to be reflected retroactively in the financial statements of prior periods. We have not

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

previously considered issuance costs in determining the carrying amount of the preferred stock we redeemed, and accordingly, implementation of the clarification of Topic D-42 affects our previously reported EPS. In particular, our previously reported basic and diluted EPS (from continuing operations and in total) for the three and nine months ended September 30, 2002 were reduced by $0.07 per share and $0.08 per share, respectively. Implementation of the clarification of Topic D-42 reduced our reported EPS (from continuing operations and in total) for the nine months ended September 30, 2003 by $0.03 per share.

The effects of units in CarrAmerica Realty, L.P. and Carr Realty, L.P. that are redeemable for shares of our common stock are not included in the computation of diluted earnings per share as their effect is antidilutive.

(g) Derivative Financial Instruments and Hedging

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the generally stable return nature of our assets with a mix of equity and various debt instruments. With respect to the use of debt instruments, we use fixed rate debt of varying maturities as well as variable rate debt. The mix of fixed and variable rate debt is determined by assessing their relative prices as well as economic conditions. Over the last two years we have increased variable rate exposure as we believe it has provided a more cost effective source of debt financing than fixed rate debt. We believe that our exposure to weaker operating conditions including higher vacancies necessitates the increased use of variable rate instruments.

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

Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Under interest rate swap agreements, we and the counterparties agree to exchange the difference between fixed rate and variable rate interest amounts calculated by reference to specified notional principal amounts during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. Parties to interest rate cap and swap agreements are subject to market risk for changes in interest rates and credit risk in the event of nonperformance by the counterparty. We do not require any collateral under these agreements but deal only with highly rated institutional counterparties and expect that they will meet their obligations.

Derivative financial instruments are recognized as either assets or liabilities on our balance sheet at their fair values. Subject to certain qualifying conditions, we may designate a derivative as either a hedge of the cash flows from a variable rate debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a fixed rate debt instrument (fair value hedge). For those derivatives designated as a cash flow hedge, we report the fair value gains and losses in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. We recognize these fair value gains or losses in earnings during the period(s) in which the hedged item affects earnings. For derivatives qualifying as fair value hedges, we report fair value gains and losses in earnings along with fair value gains or losses on the hedge item attributable to the risk being hedged. Most of our derivative financial instruments qualify as fair value hedges. Derivatives that do not qualify for hedge accounting are marked to market through earnings. Amounts receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt.

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of September 30, 2003, the fair value of the interest rate swaps was approximately $3.2 million. We recognized reductions in interest expense for the three months ended September 30, 2003 and 2002 of approximately $1.2 million and $1.0 million, respectively, and for the nine months ended September 30, 2003 and 2002 of approximately $3.7 million and $1.5 million, respectively, related to the swaps. As of September 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.94%.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of September 30, 2003, the fair value of the interest rate swaps was approximately $3.3 million. We recognized reductions in interest expense for the three and nine months ended September 30, 2003 of approximately $1.1 million and $3.4 million, respectively, related to the swaps. As of September 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.63%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of September 30, 2003, the fair market value of these interest rate caps was not material.

(h) Stock/Unit Compensation Plans

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes pro forma effects on net income and earnings per share if the fair value method had been used to account for all stock-based compensation awards made between 1995 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income as reported	$23,987	$48,119	$59,787	$85,804
Stock-based compensation cost from stock option plans included in net income	47	—	104	—
Stock-based compensation cost from restricted stock plan included in net income	522	1,239	2,833	3,501
Fair value of stock-based compensation	(1,142)	(2,052)	(4,656)	(5,940)

Pro forma net income	$23,414	$47,306	$58,068	$83,365

Earnings per share as reported:
Basic	$0.37	$0.70	$0.85	$1.08
Diluted	0.37	0.69	0.84	1.06
Earnings per share, pro forma:
Basic	$0.36	$0.68	$0.82	$1.03
Diluted	0.36	0.67	0.81	1.01

(i) Reclassifications

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

On March 13, 2002, HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. During 1997 and 1998, to assist HQ Global as it grew its business, we provided guarantees of HQ Global’s performance under four office leases. In the course of the bankruptcy proceedings, which were concluded in September 2003, HQ Global rejected two of these four leases. One lease was for approximately 22,000 square feet of space at two adjacent buildings in San Jose, California. Our liability under this guarantee was limited to approximately $2.0 million. We reached agreement with the landlord of this lease under which we paid $1.75 million in full satisfaction of the guarantee in January 2003. We recognized this expense in 2002.

The second lease rejected by HQ Global is a sublease, which runs through March 2008, for approximately 26,000 square feet of space in downtown Manhattan. In June 2002, we received a demand for payment of the full amount of the guarantee. We joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that, due to the surrender of the premises by HQ Global and the deemed acceptance by the landlord under the sublease of that surrender by virtue of its use of the premises, the lease was terminated by the landlord under the sublease not later than February 28, 2003. In light of our defenses and the uncertainity of these proceedings, we had not previously accrued any expense related to the guarantee. However, on September 16, 2003, the bankruptcy court ruled that HQ Global did not effectively surrender the premises under the sublease and that the landlord under the sublease therefore could not be deemed to have accepted a surrender. In October 2003, we entered into a tentative settlement agreement with the landlord under the sublease, agreeing to pay $5.4 million in cash in one payment. We accrued a provision for loss for this settlement in the third quarter of 2003 and we anticipate making this payment prior to the end of 2003.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

One of the guaranteed leases that was not rejected by HQ Global runs though January 2013, and is for approximately 19,000 square feet of space in San Mateo, California. In the second quarter of 2002, we accrued a provision for loss under this guarantee of $6.9 million based on the assumption that HQ Global would reject this lease and based on our estimates of the mitigated damages that would be incurred under the lease. In January 2003, HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates together with the right to participate in a portion of HQ Global’s future profits, if any, generated by its operations in the space. These agreements were subject to approval by the bankruptcy court and would have been enforceable only if HQ Global successfully reorganized and emerged from bankruptcy proceedings. On September 15, 2003, HQ Global’s plan of reorganization was approved by the bankruptcy court. Based on HQ Global’s reorganization plan being approved and HQ Global’s current operating performance in the space, we reevaluated our estimated loss related to the guarantee and reduced our provision for loss under this guarantee by $4.6 million in the third quarter of 2003 to $2.3 million. As of September 30, 2003, we had paid $150,000 under this guarantee.

(3) Gain on Sale of Assets, Impairment Loss on Real Estate and Discontinued Operations

The table below summarizes property sales for the nine months ended September 30, 2003 and 2002:

2003			2002
Property Name	Sale Date	Square Footage	Property Name	Sale Date	Square Footage
Wateridge	May-03	62,194	Wasatch 17	May-02	72,088
Katella	Aug-03	80,609	Commons @ Las Colinas	Aug-02	604,234
Pacificare	Sep-03	104,377	Braker Point	Aug-02	195,230
Lakewood	Sep-03	80,816

Total		327,996			871,552

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended September 30, 2003 we disposed of three operating properties, recognizing a gain of $10.2 million, $10.0 million of which is classified as discontinued operations. We continue to manage the Lakewood property under a management agreement and the gain on this sale and the operating results of the property are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with the Katella and Pacificare properties and, accordingly, the gains on these sales and the operating results of the properties are classified as discontinued operations. For the three months ended September 30, 2002, we disposed of two operating properties, recognizing a gain of $26.1 million, $19.1 million of which is classified as discontinued operations. We continue to manage the Braker Point property under a management agreement and the gain on this sale and the operating results of the property are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with Commons at Las Colinas’ and, accordingly, the gain on sale and results of operations of the property are classified as discontinued operations.

During the nine months ended September 30, 2003, we disposed of four operating properties, recognizing a gain of $13.4 million, $10.0 million of which is classified as discontinued operations. We continue to manage two properties (Wateridge and Lakewood) under management agreements and the gain on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with the Katella and Pacificare properties and, accordingly, the gains on these sales and the operating results of the properties are classified as discontinued operations. We also recognized an impairment loss of $2.7 million on the Lakewood property in the second quarter of 2003 as its estimated fair market value less costs to sell was less than its carrying amount. During the nine months ended September 30, 2002, we disposed of three operating properties, recognizing a gain of $29.5 million, $19.1 million of which is classified as discontinued operations. We continued to manage two of the properties (Wasatch 17 and Braker

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Point) under management agreements and, accordingly, the operating results of the properties and the gains on the sales are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with Commons at Las Colinas’ and, accordingly, the gain on sale and results of operations of the property are classified as discontinued operations. We recognized an impairment loss of $1.3 million on parcels of land held for development during the nine months ended September 30, 2002.

Operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenue	$423	$2,147	$1,980	$9,730
Property expenses	106	305	511	726
Depreciation and amortization	—	826	312	3,914

Net operations of properties sold	$317	$1,016	$1,157	$5,090

(4) Acquisitions

For the nine months ended September 30, 2003, we acquired an operating property with 156,000 net rentable square feet for approximately $51.1 million. This acquisition was funded using our unsecured credit facility and proceeds from the sale of properties. For the nine months ended September 30, 2002, we acquired four operating properties with 773,000 net rentable square feet for approximately $185.1 million. We funded those acquisitions using our unsecured credit facility, proceeds from the sale of properties and the assumption of debt.

We allocate the purchase cost of acquired properties to the related physical assets and in-place leases based on their fair values.

The fair values of acquired office buildings are determined on an “if-vacant” basis considering a variety of factors, including the physical condition and quality of the buildings, estimated rental and absorption rates, estimated future cash flows and valuation assumptions consistent with current market conditions. The “if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on property tax assessments and other relevant information obtained in connection with the acquisition of the property.

The fair value of in-place leases includes the effect of leases with above or below-market rents and where applicable, customer relationship value at the date of acquisition. Above-market and below-market in-place lease values are determined on a lease-by-lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of fair market lease rate for the corresponding space over the remaining non-cancellable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the related leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any below-market renewal periods of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lessor of the initial lease term and any expected renewal periods or the remaining useful life of the building. The remaining fair value of in-place leases is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

We allocated the $51.1 million purchase price of the building we acquired in the nine months ended September 30, 2003 based on the above criteria as follows:

(In thousands)
Land	$11,676
In-place lease intangible	6,096
Tenant improvements	18,275
Building	15,075

$51,122

(5) Guarantees

Our obligations under guarantee agreements at September 30, 2003 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Dec-03	21,000,000	—
Loan[3]	Shakespeare Theater	Dec-04	16,500,000	175,000
Lease[4]	HQ Global	Jan-13	16,400,000	8,069,000
Indemnification[5]	HQ Global		unknown	—
Loan[6]	Square 320	Mar-05	16,070,000	135,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
4.	See note 2 for further discussion.
5.	See Part II, Item 1 for further discussion.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

(6) Segment Information

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Operating results of our reportable segment and our other operations for the three and nine months ended September 30, 2003 and 2002 are summarized as follows:

	For the three months ended September 30, 2003
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassifications - Discontinued Operations	Total
Revenue	$122.1	$6.5	(0.4)	$128.2
Segment expense	44.1	10.0	(0.1)	54.0

Segment operating income (loss)	78.0	(3.5)	(0.3)	74.2

Depreciation expense				33.0

Operating income				41.2
Interest expense				(25.9)
Other income				0.9
Gain on sale of assets				0.1
Minority interest and taxes				(2.7)
Discontinued operations - properties sold				10.4

Net income				$24.0

	For the three months ended September 30, 2002
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$129.1	$5.6	$(2.1)	$132.6
Segment expense	44.1	10.2	(0.3)	54.0

Segment operating income (loss)	85.0	(4.6)	(1.8)	78.6

Depreciation expense				29.8

Operating income				48.8
Interest expense				(24.5)
Other income				1.9
Gain on sale of assets				7.0
Minority interest and taxes				(5.2)
Discontinued operations - properties sold				20.1

Net income				$48.1

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the nine months ended September 30, 2003
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$372.6	$19.6	$(2.0)	$390.2
Segment expense	131.3	31.0	(0.4)	161.9

Segment operating income (loss)	241.3	(11.4)	(1.6)	228.3

Depreciation expense				98.0

Operating income				130.3
Interest expense				(77.8)
Other income				4.2
Gain on sale of assets and impairment losses				0.7
Minority interest and taxes				(8.8)
Discontinued operations - properties sold				11.2

Net income				$59.8

	For the nine months ended September 30, 2002
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$380.3	$17.2	$(9.7)	$387.8
Segment expense	127.5	29.3	(0.7)	156.1

Segment operating income (loss)	252.8	(12.1)	(9.0)	231.7

Depreciation expense				92.0

Operating income				139.7
Interest expense				(73.6)
Other expense				(2.2)
Gain on sale of assets and impairment losses				9.1
Minority interest and taxes				(11.3)
Discontinued operations - properties sold				24.1

Net income				$85.8

(7) Supplemental Cash Flow Information

In the first quarter of 2002, 80,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock were converted to shares of common stock, retiring all remaining shares of Series A Cumulative Convertible Redeemable Preferred Stock.

Our employees converted approximately $0.6 million and $1.0 million in restricted units to 25,978 shares and 41,544 shares of common stock during the nine months ended September 30, 2003 and 2002, respectively.

(8) Preferred and Common Stock

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus $0.107125 per share in accrued and unpaid dividends for the period

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

from March 1, 2003 through and including the redemption date. This resulted in a cash expenditure of approximately $50.2 million in March 2003, which we funded by drawing on our $500 million unsecured credit facility. Including this redemption, for the nine months ended September 30, 2003, we repurchased or redeemed 2,331,670 shares of our preferred stock for approximately $58.3 million, excluding accrued and unpaid dividends.

On September 25, 2003, we issued 8,050,000 shares of 7.5% Series E cumulative preferred stock with net proceeds of $195.1 million. These shares are not redeemable before September 25, 2008 unless redemption is necessary to maintain our status as a REIT.

During the first nine months of 2003, we repurchased 322,600 shares of our common stock for approximately $7.9 million.

(9) Subsequent Event

On October 12, 2003, we redeemed the remaining outstanding shares of our Series B, C and D preferred stock for $196.3 million plus $1.3 million of accrued dividends.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

General

During the nine months ended September 30, 2003 we completed the following significant transactions:

–	We repurchased or redeemed an aggregate of 2.3 million shares of our preferred stock for approximately $58.3 million.

–	We repurchased 322,600 shares of our common stock for approximately $7.9 million.

–	We disposed of four operating properties generating net proceeds of approximately $38.8 million.

–	We acquired a 20% interest in a joint venture which purchased a $190.0 million operating property.

–	We acquired a 156,000 square foot building in California for $51.1 million.

–	We issued 8.05 million shares of preferred stock with net proceeds of approximately $195.1 million.

During the nine months ended September 30, 2002 we completed the following significant transactions:

–	We issued $400.0 million of 7.125% senior unsecured notes in January 2002.

–	We entered into an interest rate swap against $150.0 million of our senior unsecured notes effectively converting our fixed rate debt to variable rate debt.

–	We repurchased and redeemed an aggregate of 5,571,718 shares of our preferred stock for approximately $139.3 million.

–	We purchased four operating properties for an aggregate purchase price of approximately $185.1 million.

–	We disposed of three operating properties generating net proceeds of approximately $167.9 million.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies and estimates relate to evaluating the impairment of long-lived assets and investments, allocating the purchase cost of acquired properties, assessing our probable liability under lease guarantees for HQ Global Workplaces, Inc. (“HQ Global”) and evaluating the collectibility of accounts receivable.

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

Management’s Discussion and Analysis

If events or circumstances indicate that the fair value of an investment has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

We allocate the purchase cost of acquired properties to the related physical assets and in-place leases based on their fair values. The estimated fair values are based on a number of factors and judgments including estimates of future cash flows of properties, market analysis of in-place tenant leases and our assessment of the value of tenant relationships. The estimated lives of the purchased tangible and intangible assets vary. A change in the allocation of the purchase cost among the purchased assets would affect the timing of recognition of the related revenue and expenses.

As a result of the bankruptcy of HQ Global, we were required to make estimates regarding our probable liability under guarantees of HQ Global’s performance under four office leases. After carefully evaluating the facts and circumstances of each property and developments in the bankruptcy proceedings, we accrued a loss of $8.7 million in 2002, our best estimate of the probable liability related to these guarantees. Our estimated loss was based on such factors as the expected period of vacancy for the space before it could be relet, expected rental rates and other factors. Circumstances changed regarding these guarantees and we accrued a net additional loss of $0.8 million in September 2003. In the future, circumstances could cause us to further reevaluate our liability under these guarantees and adjust our estimate as appropriate.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. Metro areas). For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts (and related accrued straight-line rents) by approximately $3.5 million for the nine months ended September 30, 2003.

Results Of Operations

Property Operations Revenue

Property operations revenue is summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(in millions)	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002
Minimum base rent	$102.7	$103.9	$(1.2)	$310.7	$312.5	$(1.8)
Recoveries from tenants	15.3	19.4	(4.1)	45.0	49.1	(4.1)
Parking and other tenant charges	3.6	3.7	(0.1)	14.9	9.0	5.9

Property operations revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy rates in our buildings began to decline in most of our markets in late 2001 and have continued to decline into 2003. This decline has negatively affected our operating revenue. Occupancy in stabilized buildings (buildings in operation more than one year) by market as of September 30, 2003 and 2002 is as follows:

Management’s Discussion and Analysis

	September 30, 2003		September 30, 2002		Variance
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC	3,522,832	96.4	3,522,297	97.8	535	(1.4)
Chicago	1,225,895	67.2	1,235,127	85.6	(9,232)	(18.4)
Atlanta	1,784,355	80.2	1,774,131	77.6	10,224	2.6
Dallas	1,006,358	81.3	1,007,320	85.1	(962)	(3.8)
Austin	432,050	92.6	432,083	86.1	(33)	6.5
Denver	904,719	95.5	815,138	96.1	89,581	(0.6)
Phoenix	532,506	100.0	532,506	100.0	—	—
Portland	275,193	80.7	275,193	80.7	—	—
Seattle	1,500,896	77.7	1,501,368	97.6	(472)	(19.9)
Salt Lake City	628,349	87.0	630,029	92.0	(1,680)	(5.0)
San Francisco	5,667,576	90.3	5,420,611	95.1	246,965	(4.8)
Orange County/Los Angeles	1,629,086	95.3	1,812,749	85.0	(183,663)	10.3
San Diego	1,191,901	91.6	1,253,989	97.2	(62,088)	(5.6)

Total	20,301,716	88.5	20,212,541	92.1	89,175	(3.6)

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties have increased in all of our markets. During 2002 and in some cases continuing into 2003, our markets weakened substantially and our operations were adversely impacted. Vacancy rates now appear to have peaked in many of our markets, and some positive net absorption of space is occurring. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until at least 2004. The occupancy in our portfolio of stabilized operating properties decreased to 88.5% at September 30, 2003 compared to 92.3% at December 31, 2002 and 92.1% at September 30, 2002. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets this year. Rental rates on space that was re-leased in the first nine months of 2003 decreased an average of 10.0% in comparison to rates that were in effect under expiring leases.

Minimum Base Rent

Minimum base rent decreased $1.2 million (1.2%) in the third quarter of 2003 compared to 2002. The decrease in minimum base rent in 2003 was due primarily to higher vacancies. We expect minimum base rent to be under downward pressure during the remainder of the year as a result of re-leasing space at lower rates than those rates that were in effect under expiring leases. Minimum base rent decreased $1.8 million (0.6%) for the first nine months of 2003 compared to 2002. The decrease in minimum base rent in 2003 was due primarily to higher vacancies partially offset by higher rents in buildings we acquired in the latter half of 2002 compared to the rents in buildings we sold in 2002, some of which are included in discontinued operations. Minimum base rent for buildings included in discontinued operations in 2003 was $7.7 million less than those included in 2002.

Management’s Discussion and Analysis

Our lease rollover by square footage and rent at September 30, 2003 is as follows:

	Leased Sq. Footage[1]	Rent ($000)
2003	782,548	13,629
2004	2,378,515	50,522
2005	2,172,150	54,334
2006	2,442,327	59,403
2007	2,625,752	51,260
2008	2,350,656	46,465
2009	1,739,940	34,196
2010	614,865	15,528
2011	447,298	9,147
2012	1,026,879	25,865
2013 and thereafter	1,384,114	49,987

	17,965,044	410,336

[1]	Does not include vacant space at 9/30/03 - 2.3 million sq. ft.

Recoveries from Tenants

Recoveries from tenants decreased $4.1 million in the third quarter of 2003 from 2002 and for the nine months ended September 30, 2003 from 2002. The reduction in recoveries from tenants is primarily the result of higher vacancies and new base years for new tenants and tenants renewing their leases.

Parking and Other Tenant Charges

Parking and other tenant charges decreased $0.1 million (2.7%) in the third quarter of 2003 from 2002. Parking and other tenant charges increased $5.9 million (65.6%) for the first nine months of 2003 compared to the same period in 2002. Lease termination fees were $3.3 million higher in 2003 compared to 2002. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease. Vacancies created as a result of these terminations are expected to negatively impact minimum base rent for the remainder of the year. Other tenant charges increased $2.6 million for the nine months ended September 30, 2003 compared to 2002 due primarily to a fee to restore a tenant’s space ($1.2 million) and increased parking revenue from acquired properties ($1.3 million).

Property Expenses

Property expenses are summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(in millions)	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002
Property operating expenses	$35.1	$33.0	$2.1	$98.9	$93.1	$5.8
Real estate taxes	8.9	10.7	(1.8)	31.9	33.7	(1.8)

Property operating expenses increased $2.1 million (6.4%) in the third quarter of 2003 from 2002 as a result of general increases in expenses, including utilities ($0.5 million), repairs and maintenance ($0.6 million), ground rent ($0.4 million) and salaries and benefits ($0.2 million). These increases were partially offset by lower bad debt expense ($1.0 million).

For the nine months ended September 30, 2003, property operating expenses increased $5.8 million from 2002 due primarily to higher insurance expense ($2.8 million), repairs and maintenance ($1.6 million), ground rent ($1.1 million), utilities ($0.5 million) and salaries and benefits ($0.3 million) partially offset by lower bad debt expense ($2.1 million). The increase in insurance expense was due primarily to the effect of increases in our property and casualty insurance premiums and the cost of terrorism coverage upon renewal of our policies in June 2002.

Management’s Discussion and Analysis

Real estate taxes decreased $1.8 million (16.8%) in the third quarter of 2003 from 2002 as a result of real estate tax refunds and lower property assessments. For the nine months ended September 30, 2003, real estate taxes decreased $1.8 million (5.3%) from 2002 for the same reason.

Property Operating Margin

Property operating margin, defined as property operations revenue less property expenses excluding depreciation, is summarized as follows:

	For the three months ended September 30,		Variance	For the nine months ended September 30,		Variance
(in millions)	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002
Property operating margin	$77.7	$83.3	$(5.6)	$239.7	$243.9	$(4.2)
Property operating margin percent	63.8%	65.6%		64.7%	65.8%

Property operating margin decreased $5.6 million (6.7%) in the third quarter of 2003 from 2002 due primarily to increased vacancies and higher property operating expenses. Property operating margin as a percentage of property operations revenue was 63.8% for the third quarter of 2003 compared to 65.6% in 2002. For the nine months ended September 30, 2003, property operating margin decreased $4.2 million (1.7%) for the same reasons.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, increased $1.0 million (17.2%) in the third quarter of 2003 from 2002. The increase was due primarily to leasing fee revenue ($1.1 million) earned from a lease to a tenant in a joint venture property in which we own a 30% interest. For the first nine months of 2003, real estate service revenue increased $2.4 million (13.8%) from 2002 due primarily to the leasing fee revenue and higher development incentive fees.

General and Administrative Expense

General and administrative expense decreased slightly by $0.2 million (2.0%) in the third quarter of 2003 from 2002. General and administrative expense increased $1.6 million (5.5%) for the first nine months of 2003 compared to 2002 due primarily to higher payroll costs, including incentive compensation.

Depreciation and Amortization

Depreciation and amortization increased $3.2 million (10.6%) in the third quarter of 2003 compared to the third quarter of 2002. This increase was due primarily to amortization of intangible assets related to property acquisitions in the second half of 2002 and 2003. Depreciation and amortization increased $6.0 million (6.5%) in the first nine months of 2003 compared to 2002 due primarily to amortization of intangible assets related to property acquisitions in the second half of 2002 and in 2003 and the acceleration of depreciation of tenant improvement costs related to terminated leases.

Interest Expense

Interest expense increased $1.4 million (5.8%) during the third quarter of 2003 compared to the third quarter of 2002. This increase was due primarily to higher debt levels to finance our repurchases of common and preferred stock in the latter half of 2002 and 2003 and the acquisition of properties. The effect of this increase was partially offset by a decrease in short-term interest rates on our variable rate line of credit, our interest rate swap agreements and repayment of higher rate mortgages. Interest expense increased $4.2 million (5.7%) for the first nine months of 2003 compared to 2002 for the same reasons.

Management’s Discussion and Analysis

Gain on Sale of Assets, Impairment Loss on Real Estate and Discontinued Operations

The table below summarizes property sales for the nine months ended September 30, 2003 and 2002:

2003			2002
Property Name	Sale Date	Square Footage	Property Name	Sale Date	Square Footage
Wateridge	May-03	62,194	Wasatch 17	May-02	72,088
Katella	Aug-03	80,609	Commons @ Las Colinas	Aug-02	604,234
Pacificare	Sep-03	104,377	Braker Point	Aug-02	195,230
Lakewood	Sep-03	80,816

Total		327,996			871,552

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended September 30, 2003 we disposed of three operating properties, recognizing a gain of $10.2 million, $10.0 million of which is classified as discontinued operations. We continue to manage the Lakewood property under a management agreement and the gain on this sale and the operating results of the property are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with the Katella and Pacificare properties and, accordingly the gains on these sales and the operating results of the properties are classified as discontinued operations. For the three months ended September 30, 2002, we disposed of two operating properties, recognizing a gain of $26.1 million, $19.1 million of which is classified as discontinued operations. We continue to manage the Braker Point property under a management agreement and the gain on this sale and the operating results of the property are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with Commons at Las Colinas’ and, accordingly, the gain on sale and results of operations of the property are classified as discontinued operations.

During the nine months ended September 30, 2003, we disposed of four operating properties, recognizing a gain of $13.4 million, $10.0 million of which is classified as discontinued operations. We continue to manage two properties (Wateridge and Lakewood) under management agreements and the gain on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with the Katella and Pacificare properties and, accordingly the gains on these sales and the operating results of the properties are classified as discontinued operations. We also recognized an impairment loss of $2.7 million on the Lakewood property in the second quarter of 2003 as its estimated fair market value less costs to sell was less than its carrying amount. During the nine months ended September 20, 2002, we disposed of three operating properties, recognizing a gain of $29.5 million, $19.1 million of which is classified as discontinued operations. We continued to manage two of the properties (Wasatch 17 and Braker Point) under management agreements and, accordingly, the operating results of the properties and the gains on the sales are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with Commons at Las Colinas’ and, accordingly, the gain on sale and results of operations of the property are classified as discontinued operations. We recognized an impairment loss of $1.3 million on parcels of land held for development during the nine months ended September 30, 2002.

Discontinued operations - net operations of properties sold decreased $0.7 million for the three months ended September 30, 2003 compared to 2002 and $3.9 million for the nine months ended September 30, 2003 compared to 2002. The decreases in net operations of properties sold are due primarily to the Commons at Las Colinas which was sold in August 2002. The Commons at Las Colinas was a significantly larger property than the properties sold in 2003 and included in discontinued operations.

Other Income and Expense

Other income, before interest expense, was $0.9 million and $1.9 million in the third quarter of 2003 and 2002, respectively. Equity in earnings of unconsolidated entities increased $0.1 million in 2003 from 2002 due to an investment in a new joint venture in 2003 partially offset by the sale of one joint venture in the fourth quarter of 2002. Other income decreased $0.3 million due primarily to a loss on the sale of a residential condominium unit in 2003. Additional residential sales are expected to occur in the fourth quarter of 2003. We also accrued a $5.4 million loss related to lease guarantees associated with HQ Global related to a New York lease and reduced our provision for loss by $4.6 million related to a California lease in the third quarter of 2003, resulting in a net loss related to HQ Global lease guarantees of $0.8 million in the third quarter of 2003.

Management’s Discussion and Analysis

Other income (expense), before interest expense, was $4.2 million and ($2.2) million in the first nine months of 2003 and 2002, respectively. Equity in earnings from unconsolidated entities decreased $0.9 million in 2003 from 2002 due to increased vacancies in the properties and the sale of one joint venture in the fourth quarter of 2002 partially offset by the an investment in a unconsolidated venture in the second quarter of 2003. We also accrued net losses related to lease guarantees associated with HQ Global of $0.8 million in 2003 and $8.7 million in 2002.

Income from Continuing Operations and Diluted Earnings per Share

Income from continuing operations decreased $14.4 million (51.3%) in the third quarter of 2003 compared to 2002 for the reasons discussed above. Diluted earnings per share from continuing operations decreased $0.14 (45.2%) per share for the third quarter of 2003 compared to 2002. The decrease was due primarily to lower earnings ($0.28), partially offset by reduced preferred stock and restricted stock dividends ($0.07) and lower issuance costs associated with redeemed preferred stock ($0.07).

Income from continuing operations decreased $13.0 million (21.1%) for the first nine months of 2003 compared to 2002 for the reasons discussed above. Diluted earnings per share from continuing operations increased $0.02 (3.8%) per share in the first nine months of 2003 compared to 2002. The increase was due primarily to a reduction in preferred and restricted stock dividends ($0.21), lower issuance costs associated with redeemed preferred stock ($0.05), partially offset by lower earnings ($0.24).

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the nine months ended September 30,		Variance
(in millions)	2003	2002	2003 vs. 2002
Cash provided by operating activities	$117.5	$146.3	$(28.8)
Cash used by investing activities	(57.1)	(13.7)	(43.4)
Cash used by financing activities	(56.2)	(133.0)	76.8

Operations generated $117.5 million of net cash for the first nine months of 2003 compared to $146.3 million in 2002. The change in cash flow from operating activities was primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $57.1 million in 2003 and $13.7 million in 2002. The change in cash used by investing activities in 2003 was due primarily to increased investments in joint ventures ($5.5 million), increased notes receivable ($2.3 million) and reduced proceeds from the sale of properties ($129.1 million), partially offset by decreased capital expenditures on real estate principally fewer property acquisitions ($66.1 million), decrease in restricted deposits ($14.0 million), increased distributions from joint ventures ($6.6 million) and decreased acquisition of minority interest ($6.4 million).

Our financing activities used net cash of $56.2 million in 2003 and $133.0 million in 2002. The change in net cash used by financing activities in 2003 was due primarily to decreased repayments of our credit facility borrowings ($214.0 million), reduced dividend payments ($11.6 million) and lower repurchases and redemptions of common and preferred stock ($73.2 million), partially offset by lower proceeds from sales of securities (preferred stock in 2003 and unsecured debt in 2002) ($199.4 million), reduced proceeds from stock option exercises ($14.6 million) and increased mortgage payments ($9.1 million).

Management’s Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES

General

As of September 30, 2003, we had approximately $7.2 million in available cash and cash equivalents. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. In addition, we and our affiliates regularly require capital to invest in our existing portfolio of operating assets for capital projects. These capital projects include such things as large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired and leasing-related matters, including tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. Although our top 25 tenants accounted for approximately 35.0% of our annualized minimum base rents as of September 30, 2003, we believe that the diversity of our tenant base (no tenant accounted for more than 5% of annualized minimum base rents as of September 30, 2003) helps insulate us from the negative impact of tenant defaults and bankruptcies. However, general economic downturns, or economic downturns in one or more of our markets, could materially adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these cases, our cash flow and therefore our ability to meet our capital needs would be adversely affected.

As a result of the ongoing weak economic climate, the real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties have increased in all of our markets. During 2002 and in some cases continuing into 2003, our markets weakened substantially and our operations were adversely impacted. Vacancy rates now appear to have peaked in many of our markets, and some positive net absorption of space is occurring. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until at least 2004. The occupancy in our portfolio of stabilized operating properties decreased to 88.5% at September 30, 2003 compared to 92.3% at December 31, 2002 and 92.1% at September 30, 2002. Market rental rates have declined in most markets from peak levels and we believe there will be additional declines in some markets this year. Rental rates on space that was re-leased in the first nine months of 2003 decreased an average of 10.0% in comparison to rates that were in effect under expiring leases.

In the future, if, as a result of general economic downturns, our credit rating is downgraded, our properties do not perform as expected, we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. While we believe that we would continue to have sufficient funds to pay our operating expenses and debt service and our regular quarterly dividends, our ability to expand our development activity or to fund acquisitions of properties could be adversely affected. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

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

We have three investment grade ratings. As of September 30, 2003, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a negative outlook to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Our total debt at September 30, 2003 is summarized as follows:

(In thousands)
Fixed rate mortgages	$370,276
Unsecured credit facility	43,000
Senior unsecured notes	1,100,000

1,513,276
Unamortized discount and fair value adjustment, net	(2,729)

$1,510,547

Our fixed rate mortgage debt bore an effective weighted average interest rate of 8.0% at September 30, 2003 and had a weighted average maturity of 5.2 years. $43.0 million (2.8%) of our total debt at September 30, 2003 bore a LIBOR-based variable interest rate and $325.0 million (21.5%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at September 30, 2003 was 1.82%.

Our primary external source of liquidity is our credit facility. We have a three-year, $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the facility an additional year at our option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 1.82% as of September 30, 2003. As of September 30, 2003, $43.0 million was drawn on the credit facility, $4.8 million in letters of credit were outstanding and we had $452.2 million available for borrowing.

Management’s Discussion and Analysis

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

Availability under the unsecured credit facility is also limited to a specified percentage of the fair value of our unmortgaged properties. During the second quarter of 2003, we amended our credit agreement to change our maximum ratio of aggregate unsecured debt to unencumbered assets covenant to allow for continuing compliance. Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity. As of September 30, 2003, we were in compliance with our loan covenants.

We have senior unsecured notes outstanding at September 30, 2003 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.200% notes due in 2004	$150,000	$(169)	$3,246	$153,077
6.625% notes due in 2005	100,000	(902)	—	99,098
7.375% notes due in 2007	125,000	(543)	—	124,457
5.261% notes due in 2007	50,000	(125)	—	49,875
5.250% notes due in 2007	175,000	(1,128)	3,281	177,153
6.875% notes due in 2008	100,000	(1,826)	—	98,174
7.125% notes due in 2012	400,000	(4,563)	—	395,437

	$1,100,000	$(9,256)	$6,527	$1,097,271

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

Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of September 30, 2003, the fair value of the interest rate swaps was approximately $3.2 million. We recognized reductions in interest expense for the three months ended September 30, 2003 and 2002 of approximately $1.2 million and $1.0 million, respectively, and for the nine months ended September 30, 2003 and 2002 of approximately $3.7 million and $1.5 million, respectively, related to the swaps. As of September 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.94%.

Management’s Discussion and Analysis

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of September 30, 2003, the fair value of the interest rate swaps was approximately $3.3 million. We recognized reductions in interest expense for the three and nine months ended September 30, 2003 of approximately $1.1 million and $3.4 million, respectively, related to the swaps. As of September 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.63%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of September 30, 2003, the fair market value of these interest rate caps was not material.

Stock Repurchases and Dividends

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus $0.107125 per share in accrued and unpaid dividends for the period from March 1, 2003 through and including the redemption date. This resulted in a cash expenditure of approximately $50.2 million in March 2003, which we funded by drawing on our $500 million unsecured credit facility. Including this redemption, for the nine months ended September 30, 2003, we repurchased or redeemed 2,331,670 shares of our preferred stock for approximately $58.3 million, excluding accrued and unpaid dividends. On September 25, 2003, we issued 8,050,000 shares of 7.5% Series E cumulative preferred stock with net proceeds of $195.1 million. These shares are not redeemable before September 25, 2008 unless redemption is necessary to maintain our status as a REIT. On October 12, 2003, we redeemed the remaining outstanding shares of our Series B, C and D preferred stock for $196.3 million plus $1.3 million of accrued dividends.

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the 9.2 million shares repurchased from Security Capital in November 2001 and our preferred stock redemptions of 4.0 million, 2.0 million and 7.9 million shares in September 2002, March 2003 and October 2003, respectively, which were separately approved. Since the start of this program in mid-2000 through September 30, 2003, we have acquired approximately 10.4 million of our common shares for an aggregate purchase price of approximately $296.9 million, including 322,600 shares for approximately $7.9 million in the first nine months of 2003. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

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

Capital Commitments

We will require capital for development projects currently underway and in the future. As of September 30, 2003, we had a residential project under development. We undertook this wholly-owned project in conjunction with an office development project in a joint venture. Our total investment in the residential project is expected to be $20.4 million. As of September 30, 2003, we had invested $13.0 million in this project with the remainder expected to be incurred during this year. As of September 30, 2003, we had 477,000 rentable square feet of office space under construction in a joint venture project in which we own a minority interest. This project is expected to cost $159.0 million, of which our total investment is expected to be approximately $47.7 million. Through September 30, 2003, approximately $126.6 million or 79.6% of total project costs had been expended on this project. We have financed our investment in both our wholly-owned and our joint venture projects under construction at September 30, 2003 from borrowings under our credit facility and project-specific debt. We expect that our credit facility and project-specific

Management’s Discussion and Analysis

financing of selected assets will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

We have $150.0 million in unsecured notes maturing July 1, 2004. We anticipate refinancing this debt with new unsecured debt rather than paying it down out of income from operations or from proceeds of an equity offering. If we are unable to issue unsecured notes, we expect to use our unsecured credit facility to repay the maturing notes.

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

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity or cost method, as appropriate, and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of September 30, 2003, we guaranteed $40.0 million of debt related to a joint venture and have provided completion guarantees related to three joint venture projects for which total costs are anticipated to be $265.3 million, of which $224.7 million has been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation initially applied to VIEs created after January 31, 2003 and to VIEs in which we acquired an interest after that date. Effective July 1, 2003, it also applied to VIEs in which we acquired an interest before February 1, 2003. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method or the VIEs described below.

We entered into two arrangements subsequent to January 31, 2003 which are VIEs. We have provided mezzanine loans and guarantees to third-parties for development management projects. The purpose of these entities is to build and own office buildings in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary of either entity and we are not consolidating them. Our maximum exposure to loss as of September 30, 2003 is $41.3 million, the sum of our notes receivable and the maximum exposure under the guarantees.

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

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $3.3 million and $1.8 million in the third quarter of 2003 and 2002, respectively, and $6.9 million and $6.3 million for the nine months ended September 30, 2003 and 2002, respectively. Accounts receivable from joint ventures and other affiliates were $0.7 million at September 30, 2003.

Management’s Discussion and Analysis

We have a consulting agreement with Oliver Carr, one of our directors, under which Mr. Carr provides services to us. We paid Mr. Carr $104,750 during the nine months ended September 30, 2003 and $105,000 for the full year 2002. The agreement expired in June 2003.

Guarantee Obligations

Our obligations under guarantee agreements at September 30, 2003 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Dec-03	21,000,000	—
Loan[3]	Shakespeare Theater	Dec-04	16,500,000	175,000
Lease[4]	HQ Global	Jan-13	16,400,000	8,069,000
Indemnification[5]	HQ Global		unknown	—
Loan[6]	Square 320	Mar-05	16,070,000	135,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
4.	See note 2 for further discussion.
5.	See Part II, Item 1 for further discussion.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

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

Management’s Discussion and Analysis

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

Due to the rising cost of California earthquake insurance, we reviewed our probable maximum loss (“PML”) and industry practice related to earthquake coverage for various factors. As a result of this review, we determined that it was possible to lower our earthquake coverage from $200 million to $150 million. We believe this will be sufficient coverage but there can be no assurance that such coverage will adequately compensate us for any loss, that our coverage would continue after a loss, or that a loss, even if covered, would not have a material adverse effect on our business, financial condition or results of operations.

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

On March 13, 2002, HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. During 1997 and 1998, to assist HQ Global as it grew its business, we provided guarantees of HQ Global’s performance under four office leases. In the course of the bankruptcy proceedings, which were concluded in September 2003, HQ Global rejected two of these four leases. One lease was for approximately 22,000 square feet of space at two adjacent buildings in San Jose, California. Our liability under this guarantee was limited to approximately $2.0 million. We reached agreement with the landlord of this lease under which we paid $1.75 million in full satisfaction of the guarantee in January 2003. We recognized this expense in 2002.

The second lease rejected by HQ Global is a sublease, which runs through March 2008, for approximately 26,000 square feet of space in downtown Manhattan. In June 2002, we received a demand for payment of the full amount of the guarantee. We joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that, due to the surrender of the premises by HQ Global and the deemed acceptance by the landlord under the sublease of that surrender by virtue of its use of the premises, the lease was terminated by the landlord under the sublease not later than February 28, 2003. In light of our defenses and the uncertainity of these proceedings, we had not previously accrued any expense related to the guarantee. However, on September 16, 2003, the bankruptcy court ruled that HQ Global did not effectively surrender the premises under the

Management’s Discussion and Analysis

sublease and that the landlord under the sublease therefore could not be deemed to have accepted a surrender. In October 2003, we entered into a tentative settlement agreement with the landlord under the sublease agreeing to pay $5.4 million in cash in one payment. We accrued a provision for loss for this settlement in the third quarter of 2003 and we anticipate making this payment prior to the end of 2003.

One of the guaranteed leases that was not rejected by HQ Global runs though January 2013, and is for approximately 19,000 square feet of space in San Mateo, California. In the second quarter of 2002, we accrued a provision for loss under this guarantee of $6.9 million based on the assumption that HQ Global would reject this lease and based on our estimates of the mitigated damages that would be incurred under the lease. In January 2003, HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates together with the right to participate in a portion of HQ Global’s future profits, if any, generated by its operations in the space. These agreements were subject to approval by the bankruptcy court and would have been enforceable only if HQ Global successfully reorganized and emerged from bankruptcy proceedings. On September 15, 2003, HQ Global’s plan of reorganization was approved by the bankruptcy court. Based on HQ Global’s reorganization plan being approved and HQ Global’s current operating performance in the space, we reevaluated our estimated loss related to the guarantee and reduced our provision for loss under this guarantee by $4.6 million to $2.3 million in the third quarter of 2003. As of September 30, 2003, we had paid $150,000 under this guarantee.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. The Interpretation requires certain disclosures, which we have included in note 5. The adoption of Interpretation No. 45 on January 1, 2003 did not have a material effect on our financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation initially applied to VIEs created after January 31, 2003 and to VIEs in which we acquired an interest after that date. It also applies to VIEs in which we acquired an interest before February 1, 2003. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method or the VIEs described below.

We entered two arrangements subsequent to January 31, 2003 which are VIEs. We have provided mezzanine loans and guaranties to third-parties for development management projects. The purpose of these entities is to build and own office buildings in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary of either entity and; we are not consolidating them. Our maximum exposure to loss as of September 30, 2003 is $41.3 million, the sum of our notes receivable and the maximum exposure under the guaranties.

Management’s Discussion and Analysis

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

SFAS No. 150 was effective for us as of July 1, 2003. On October 29, 2003, the FASB indefinitely delayed the provision of the statement related to non-controlling interests in limited-life subsidiaries that are consolidated. Based on FASB’s deferral of this provision, adoption did not affect our financial statements.

We had determined that one of our consolidated partnerships was a limited-life entity. We estimate the fair value of the minority interest in this partnership at September 30, 2003 was $9.5 million.

Funds From Operations

Funds from Operations (“FFO”) is a widely used measure of operating performance for real estate companies. We provide FFO as a supplement to net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Although FFO is a widely used measure of operating performance for equity REITs, FFO does not represent net income calculated in accordance with GAAP. As such, it should not be considered an alternative to net income as an indication of our operating performance. In addition, FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

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

We believe that FFO is helpful to investors as a measure of our performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains and losses on sales of real estate and real estate related depreciation and amortization, which can make periodic analyses of operating performance more difficult to compare. Our management believes, however, that FFO, by excluding such items, which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates, can help compare the operating performance of a company’s real estate between periods or as compared to different companies. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than us.

Management’s Discussion and Analysis

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2003	2002	2003	2002
Net income	$23,987	$48,119	$59,787	$85,804

Adjustments
Minority interest	2,616	5,113	8,385	11,120
FFO allocable to Unitholders	(4,343)	(4,857)	(13,122)	(13,848)
Depreciation and amortization	34,658	32,329	103,654	101,500
Minority interests’ (non-Unitholders share of depreciation, amortization and net income)	(333)	(291)	(940)	(807)
Gain on sale of assets	(10,155)	(26,127)	(13,400)	(29,467)

FFO as defined by NAREIT[1]	$46,430	$54,286	$144,364	$154,302

[1]	FFO as defined by NAREIT for the nine months ended September 30, 2003 and 2002, includes impairment losses on real estate of $2.7 million and $1.3 million, respectively. Prior to the third quarter of 2003, we followed a practice of excluding such losses from FFO (except to the extent they related to land). However, we revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

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

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of September 30, 2003, the fair value of the interest rate swaps was approximately $3.2 million. We recognized reductions in interest expense for the three months ended September 30, 2003 and 2002 of approximately $1.2 million and $1.0 million, respectively, and for the nine months ended September 30, 2003 and 2002 of approximately $3.7 million and $1.5 million, respectively, related to the swaps. As of September 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.94%.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of September 30, 2003, the fair value of the interest rate swaps was approximately $3.3million. We recognized reductions in interest expense for the three and nine months ended September 30, 2003 of approximately $1.1 million and $3.4 million, respectively, related to the swaps. As of September 30, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.63%.

Our interest rate swaps also expose us to the risk of higher interest costs if LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense related to the bonds subject to the interest rate swaps approximately $263,000 for the third quarter of 2003 and $789,000 for the nine months ended September 30, 2003.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of June 30, 2003, the fair market value of these interest rate caps was not material.

Our unsecured line of credit carries an interest rate of 30-day LIBOR plus 0.7%. This exposes us to the risk of higher interest costs if 30-day LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit approximately $91,000 for the third quarter of 2003 and $233,000 for the nine months ended September 30, 2003.

Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2002 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2003 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

HQ Global Stockholders

We are currently involved in a lawsuit filed in April 2000 by two stockholders of HQ Global arising out of the June 2000 merger transaction involving HQ Global and VANTAS Incorporated. These two stockholders have brought claims against HQ Global, the board of directors of HQ Global, FrontLine Capital Group and us in Delaware Chancery Court. The two stockholders allege that, in connection with the merger transaction, we breached our fiduciary duties to the two stockholders and breached a contract with the stockholders. The claim relates principally to the allocation of consideration paid to us with respect to our interest in an affiliate of HQ Global that conducts international executive suites operations. The stockholders asked the court to rescind the transaction, or in the alternative to award compensatory and rescissory damages. The court determined that it would not rescind the merger transaction, but held open the possibility that compensatory damages could be awarded or that another equitable remedy might be available.

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Thomas A. Carr, Oliver T. Carr, Jr. and Philip Hawkins, who currently serve as directors and/or executive officers of us, with respect to any losses incurred by them arising out of the above litigation (as well as related litigation that was resolved in our favor in the second quarter of 2003), if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global has not satisfied its indemnity obligation to these directors, and in light of HQ Global’s bankruptcy filing in March 2002, is not likely to do so in the future. As a result, we have paid the costs incurred by these directors in connection with the above litigation. We paid approximately $725,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors for this suit and the related litigation that was resolved in our favor in the second quarter of 2003.

We believe that these claims, including those asserted against us and against the former directors who we are obligated to indemnify, are without merit and that we and the former directors will ultimately prevail in this action, although we cannot assure you that the court will not find in favor of these stockholders. If the court did find in favor of these stockholders, such adverse result or any indemnification obligation arising from such adverse result could have a material adverse effect on our results of operations. Currently, these stockholders have not asserted the amount of any potential damages and, based on the preliminary proceedings to date, we are unable to determine a potential range of loss with respect to the claims against us or the former directors.

HQ Global Lease Guarantees

We are currently involved in litigation arising out of a sublease entered into by HQ Global in March 1998 and our guarantee to the landlord of the performance of HQ Global’s obligations under the sublease. On March 13, 2002 HQ Global filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. In its bankruptcy proceedings, HQ Global rejected the sublease effective April 30, 2002. In June 2002, we received a demand for payment by the landlord of the full amount of the guarantee (approximately $5.4 million of base rent payments remained under the sublease).

We believed, however, that we had defenses to making payment under the guarantee and therefore joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that the sublease was terminated not later than February 28, 2002 due to the surrender of the premises by HQ Global and the deemed acceptance by the landlord under the sublease of that surrender by virtue of its use of the premises.

In light of our defenses and the uncertainty of these proceedings, we had not previously accrued any expense relating to the guarantee. However, on September 16, 2003, the bankruptcy court ruled in favor of the landlord under the sublease, finding that HQ Global did not effectively surrender the premises under the sublease and that the landlord under the sublease could not be deemed to have accepted surrender. In October 2003, we entered into a tentative settlement agreement with the landlord under the sublease agreeing to pay $5.4 million in cash in one payment. We accrued a provision for loss for this settlement in the third quarter of 2003 and we anticipate making this payment prior to the end of 2003.

Broadband Office

On May 8, 2003, Broadband Office, Inc. and the official committee of unsecured creditors of Broadband Office Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware against a group of REITs, real estate operating companies and individuals, including us, our subsidiaries and Philip Hawkins, our President and Chief Operating Officer, relating to the formation, management and capitalization of Broadband Office. We were an equity investor in and customer of Broadband Office, and, at our request, Mr. Hawkins served as a member of the board of directors of Broadband Office until his resignation from the board of Broadband Office on May 2, 2001. Broadband Office filed for bankruptcy protection on May 9, 2001. The complaint, among other things, alleges, breaches of fiduciary duties by us and Mr. Hawkins as a member of the Broadband Office board, seeks to recharacterize our investment as a holder of common stock to be one as a general unsecured creditor and/or as a general partner responsible jointly with all other alleged general partners for the outstanding debts of the corporation, and also seeks recovery of alleged preference payments made to us or our subsidiaries. The plaintiffs seek relief in an amount in excess of $300 million jointly and severally from all defendants. Our board of directors has determined that, based on Maryland law and our charter, we are permitted to indemnify Mr. Hawkins in connection with these claims, and has authorized us to advance to or on behalf of Mr. Hawkins his costs and expenses incurred in defending this claim. Currently our legal counsel is also defending Mr. Hawkins in this matter and we are paying those legal fees directly. If it is later determined that Mr. Hawkins was not entitled to indemnification under Maryland law or our charter, Mr. Hawkins has agreed to reimburse us for any costs or expenses advanced to him or on his behalf. On October 29, 2003, we filed a motion to dismiss all claims asserted in the complaint. Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to either predict the outcome of or estimate a range of potential loss associated with, this litigation including our agreement to indemnify Mr. Hawkins. While we intend to vigorously defend this matter and believe we have meritorious defenses available to us, there can be no assurance that we would prevail in this matter. If this matter is not resolved in our favor, it could have a material adverse effect on our financial condition and results of operations.

Winstar Communications

September 3, 2003, Winstar Communications and several affiliated entities (“Winstar”) brought suit against us, a number of other leading commercial real estate companies and the Building Owners and Managers Association International and Building Owners and Managers Association of New Jersey trade associations (“BOMA”). The suit asserts claims for violations of federal and state antitrust law, federal communications law, state business tort law, and seeks both monetary damages of an unspecified amount and injunctive relief. The claims are premised upon allegations that the real estate firms, through and with BOMA, colluded and agreed to deny Winstar necessary access to commercial real estate by denying Winstar access and/or charging Winstar disadvantageous and discriminatory fees that were higher than those charged to the incumbent local telephone companies. As a result of this alleged collusive conduct, Winstar claims that it has been damaged in its ability to provide competitive telecommunications services to customers leasing office space in the defendants’ commercial real estate properties.

Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to either predict the outcome of, or estimate a range of potential loss associated with, this litigation. While we intend to vigorously defend this matter and believe we have meritorious defenses available to us, there can be no assurance that we would prevail in this matter. If this matter is not resolved in our favor, it could have a material adverse effect on our results of operations.

Other Proceedings

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated November 5, 2003
31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated November 5, 2003
32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated November 5, 2003

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on September 3, 2003 regarding a description of material U.S. federal income tax consequences relating to the taxation of the Company as a real estate investment trust and the ownership and disposition of the Company’s common stock.

Current Report on Form 8-K filed on September 23, 2003 regarding the offering of 7.5% Series E Preferred Stock, the redemption of Series B, C and D preferred stock, recent accounting changes and updating lease guarantees for HQ Global Workplaces, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY CORPORATION

/s/ Kurt A. Heister
Kurt A. Heister, Senior Vice President and Controller
(on behalf of the registrant and as the registrant’s
chief accounting officer)

Date: November 6, 2003