Form 10-K
period 2003-12-31
CARRAMERICA REALTY CORP
filed 2004-02-20
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-11706

CARRAMERICA REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	52-1796339
(State of Incorporation)	(I.R.S. Employer Identification No.)

1850 K Street, N.W. Washington, D.C.	20006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 729-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange
Series E Cumulative Redeemable Preferred Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

As of June 30, 2003, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1.36 billion, based upon the closing price of $27.81 on the New York Stock Exchange composite tape on such date.

Number of shares of Common Stock outstanding as of February 9, 2004: 52,962,945

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the Annual Stockholders Meeting to be held in 2004 are incorporated by reference into Part III.

PART 1

Item 1.	Business

THE COMPANY

GENERAL

CarrAmerica Realty Corporation is a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2003, we owned greater than 50% interests in 259 operating office buildings and one residential property under construction. The 259 operating office buildings contain a total of approximately 20.4 million square feet of net rentable area. The stabilized operating buildings (those in operation more than one year) in which we owned a controlling interest as of December 31, 2003 were 87.8% leased. These properties had approximately 1,040 tenants. As of December 31, 2003, we also owned minority interests (ranging from 15% to 50%) in 38 operating office buildings and one building under construction. The 38 operating office buildings contain a total of approximately 6.0 million square feet of net rentable area. The one office building under construction will contain approximately 476,000 square feet of net rentable area. The stabilized operating buildings in which we owned a minority interest as of December 31, 2003 were 88.1% leased.

We were organized as a Maryland corporation on July 9, 1992. We or our predecessor, The Oliver Carr Company (“OCCO”), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 40 years. Our experienced staff of approximately 720 employees, including about 415 on-site building employees, provides a broad range of real estate services. Our principal executive offices are located at 1850 K Street, NW, Washington, DC 20006. Our telephone number is 202-729-1700. Our web site can be found at www.carramerica.com.

Business Strategy

Our primary business objectives are to achieve long-term sustainable per share earnings and cash flow growth and to maximize stockholder value by acquiring, developing, owning and operating office properties primarily in markets throughout the United States that we believe exhibit strong, long-term growth characteristics. We believe we utilize our knowledge of our core markets to evaluate market conditions and determine whether those conditions favor acquisition, development or disposition of assets. During the last five years, we have actively deployed capital between acquisitions and development in order to create a portfolio with strong long-term growth prospects. In addition to seeking growth through acquisitions and development, we continue to strive to retain tenants and attract new tenants in our existing portfolio. We believe that our focus on our local relationships in our core markets, on customer service, primarily through superior property management, and on fast and responsive leasing initiatives has enabled us to maintain strong portfolio performance in a challenging office market.

Our principal segment of operations is real estate property operations, which consists primarily of commercial property ownership. Approximately 95.3% of our operating revenues for the year ended December 31, 2003 were associated with our real estate property operations. Other business activities, including development and property management services, are included in other operations.

Market Focus

Core Market Data and Outlook

We have properties in twelve U.S. markets. While we are active in all of our markets, our invested capital is concentrated in four markets: San Francisco, California; Washington, D.C.; Southern California and Seattle, Washington. During 2003, 77.7% of our total property operating income was derived from these markets.

Each of our markets is managed by a Market Managing Director (MMD), who is responsible for maximizing returns on our existing portfolio and pursuing investment, development and service opportunities. They ensure that we are consistently meeting the needs of our customers, identifying new growth or capital deployment opportunities and sustaining active relationships with real estate brokers. Because of their ties and experience in the local markets, our MMDs have extensive knowledge of local conditions in their respective markets and are invaluable in building our local operations and investment strategies.

Our property operating income by market for the year ended December 31, 2003 was as follows:

Market	Percent of Property Operating[1] Income for the Year Ended 12/31/03
San Francisco Bay Area	31.5
Washington, D.C. Metro	25.3
Southern California	14.8
Seattle	6.1
Atlanta	5.2
Chicago	3.5
Dallas	3.2
Phoenix	3.1
Denver	2.9
Salt Lake City	2.1
Austin	1.3
Portland	1.0

100.0

[1]	Property operating income is total property operations revenue less property operating expenses.

As a result of the recent weak economic climate, the office real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. With respect to our four largest markets, Washington, D.C., Southern California and Eastside Seattle experienced positive net absorption and decreasing vacancy rates in 2003. Within the Washington, D.C. region, Northern Virginia’s vacancy rates declined in 2003 while downtown Washington, D.C.’s vacancy rate increased slightly due to construction deliveries. However, with a vacancy rate of 8.4% at the end of 2003, downtown Washington, D.C. remains one of the healthiest markets in the United States. Northern California has experienced some positive net absorption in small pockets, but overall the market has continued to show negative net absorption and increased vacancy rates. We expect Northern California’s office rental market recovery to lag behind our other markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until later in 2004. The occupancy in our portfolio of stabilized operating properties decreased to 87.8% at December 31, 2003 compared to 92.3% at December 31, 2002 and 95.3% at December 31, 2001. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets in 2004. Rental rates on space that was re-leased in 2003 and 2002 decreased an average of 12.3% and 12.1%, respectively, in comparison to rates that were in effect under expiring leases.

Market Strategy

While we believe that most of our core markets provide opportunities for strong returns on investment, we believe that the supply and demand characteristics of our four largest markets will result in higher returns from long term ownership. We regularly re-evaluate our investment focus between our markets and periodically reallocate capital between them. As part of our continuing evaluation of our portfolio, we have determined that we will be better positioned in this market environment by concentrating our focus in markets where we have greater scale and market penetration, which we believe will enable us to reduce overhead while maintaining our growth initiatives and the diversification of our tenant base. As a result of this determination, we announced an initiative to begin in early 2004 to exit the Atlanta, Georgia and Portland, Oregon markets and redeploy that capital in other markets where we believe we will recognize a greater return on our invested capital. In addition, as part of our ongoing portfolio evaluation process, we review from time to time entering into new markets where we believe that we can successfully compete with existing property owners and obtain attractive returns on our investments.

Disciplined Investment Strategy

We have established a set of physical, geographic and financial criteria to evaluate how we allocate our capital resources among investment choices. Our disciplined investment strategy is adjusted from time to time in response to market changes or corporate priorities between markets or asset types depending upon the market or the investment opportunity. In general, we focus our investing on high quality assets that improve our quality of cash flows via the location of the asset, its physical characteristics and/or the creditworthiness of the property’s tenants. Consistent with this strategy, we are currently focusing our new investment capital on upgrading our portfolio by seeking to acquire Class A properties primarily in the Washington, D.C. metro area, Northern and Southern California and Seattle, Washington and pursuing investments opportunistically in our other markets.

Acquisitions

From time to time, we have been very active in acquiring office properties. We believe that our responsiveness to seller timing and structural parameters helps provide us with a competitive advantage in consummating acquisitions in a highly-competitive marketplace. During 2003, we acquired one operating property from a third party and the remaining outside 50% interest in a joint venture which owns an operating property and we entered into two new joint ventures that acquired operating properties. The acquisitions involved properties totaling almost 1.6 million rentable square feet and our investment was approximately $112.4 million including assumed debt. We will continue to selectively pursue acquisitions in our markets where attractive opportunities exist, particularly when pricing yields make acquisitions of existing properties attractive in comparison to new property development. We currently expect that our acquisitions will exceed our dispositions by approximately $50 million on a weighted average basis in 2004 as we implement our strategy to upgrade our portfolio by recycling capital out of underperforming markets, including Atlanta and Portland, and redeploying such capital primarily in our Washington, D.C., Northern and Southern California and Seattle, Washington markets.

Dispositions

We also may dispose of assets that become inconsistent with our long-term strategic or return objectives. We may then redeploy the proceeds from the dispositions into other office properties, or use them to fund development operations or to support other corporate needs. We also may contribute properties that we own to joint ventures with third parties.

We continually review our markets and their returns. At the end of 2003, we decided, based on their returns and market factors, that we will exit the Portland and Atlanta markets as soon as practicable. We expect to begin marketing these properties late in the first quarter of 2004. We intend to reinvest the proceeds from the sale of the Portland/Atlanta properties in other markets where we believe we will recognize a greater return on our invested capital. A summary of the net book value of the assets and operating results of our Portland and Atlanta properties as of and for the year ended December 31, 2003 is as follows:

	Amount (In thousands)	% of Total
Assets (net book value)	$206,402	7.3%
Rental revenue	33,663	6.5%
Property operating income[1]	19,683	6.2%

[1]	Property operating income is property operations revenue less property operating expenses.

Development

Development of office properties is a component of our long-term growth strategy. We believe that long-term investment returns resulting from stabilized properties we develop should generally exceed those from properties we acquire. We seek to control development risks by:

•	Employing extensively trained and experienced development personnel;

•	Avoiding the assumption of entitlement risk in conjunction with land acquisitions;

•	Entering into guaranteed maximum price construction contracts with seasoned and credible contractors;

•	Focusing on pre-leasing space and build-to-suit opportunities with our customer network; and

•	Analyzing the supply and demand characteristics of a market before commencing inventory development in that market.

In the current environment, we have maintained our strategy of reduced speculative development activities and we instead have focused on fee-based development services for third parties and the development of build-to-suit pre-leased projects.

Financing

We manage our capital structure to reflect a flexible, long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We mainly use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to protect against the risk, that at certain times, fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we use derivative financial instruments, including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We will either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate. We believe that our current leverage ratio is appropriate and we do not expect to materially increase our leverage ratio in 2004 to grow our portfolio.

Joint Ventures

We use joint venture arrangements selectively to reduce investment risk by diversifying capital deployment and to enhance returns on invested capital through fee income derived from service arrangements with joint ventures. For example, in 2003, we invested in two joint ventures with Beacon Capital Partners, LLC. Both of these ventures present the opportunity for long term, high quality returns although the immediate returns are lower than optimal due to property vacancy levels.

Corporate Structure

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets, by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we intend to form a new wholly-owned partnership, CarrAmerica Realty Operating Partnership, L.P. (OP), to which we will contribute substantially all of our assets and liabilities, including the assumption of the obligations under our unsecured credit facility and our senior unsecured notes, in exchange for the general partnership interest and units of limited partnership in the OP.

Following the UPREIT restructuring, substantially all of our business will be conducted through the OP and our primary asset will be our interest in the OP, with the initial exception of our properties in the Atlanta and Portland markets. Because we intend to exit the Atlanta and Portland markets and sell substantially all of our assets in those markets in the near future, we do not intend to transfer those assets to the OP as part of the UPREIT restructuring. The terms of the OP agreement will require us to contribute to the OP the net sale proceeds from these properties upon their disposition.

We are undertaking the UPREIT restructuring to enable us to better compete with other office REITs, many of which are structured as UPREITs, for the acquisition of properties from tax-motivated sellers. As an UPREIT, we anticipate that the OP will be able to issue units of limited partnership interest in the OP to tax-motivated sellers who contribute properties to the OP, thereby enabling those sellers to realize certain tax benefits that would be unavailable if we purchased properties directly for cash. In addition, due to certain tax and timing considerations, the UPREIT restructuring will better position us to take advantage of merger or strategic acquisition opportunities that may present themselves in the future. We have not currently identified and we are not currently pursuing any material acquisitions that would be structured as OP contributions or merger opportunities.

The UPREIT restructuring is contingent on our ability to secure consents from third party lenders, joint venture partners, and others with whom we have contractual relationships. Although we believe that we will be able to obtain all necessary consents and approvals for the UPREIT restructuring, the grant of those consents and approvals is not in our control and therefore there can be no assurance that the UPREIT restructuring will be completed. We do not expect that the UPREIT restructuring will require shareholder approval or the consent of any of the holders of our senior unsecured notes.

2003 Activities

Acquisition Activity

During 2003, we acquired one operating property from a third party and the remaining outside 50% interest in a joint venture which owns an operating property. These properties have a total of approximately 340,000 rentable square feet and the purchase cost was approximately $85.2 million, including assumed debt. The table below details our 2003 consolidated acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
500 Forbes	San Francisco, CA	Sep-03	1	156,000	$51,122
1717 Pennsylvania[1]	Washington, DC	Oct-03	1	184,446	34,060

			2	340,446	$85,182

[1]	We acquired the 50% interest of our partner.

Also, during 2003, we entered into two new joint venture arrangements which acquired operating properties. The table below details our 2003 joint venture investments.

Property Name	Market	Month Acquired	Ownership Percentage	Number of Buildings	Rentable Square Footage	Investment Cost[1] (000)
10 Universal City Plaza	Los Angeles, CA	Jun-03	20%	1	774,240	$13,450
1888 Century Park East	Los Angeles, CA	Dec-03	35%	1	474,973	13,744

				2	1,249,213	$27,194

[1]	Represents net investment in joint venture. Properties were encumbered by mortgages.

Disposition Activity

During 2003, we sold five operating properties totaling approximately 423,000 square feet and one parcel of land for approximately $51.9 million in cash recognizing a total gain on the sales of $14.5 million. At the end of 2003, we had one property under contract for sale. The table below details our 2003 dispositions.

Property Name	Market	Month Sold	Number of Buildings	Rentable Square Footage	Net Proceeds (000)
Wateridge	San Diego, CA	May-03	1	62,194	$9,277
Katella	Orange County, CA	Aug-03	1	80,609	10,138
Pacificare	Orange County, CA	Sep-03	1	104,377	14,485
Lakewood[1]	Atlanta, GA	Sep-03	1	80,816	4,621
Century Springs	Atlanta, GA	Nov-03	1	95,206	7,091
Penisula Corp land	Florida	Dec-03	—	—	6,248

			5	423,202	$51,860

[1]	We recognized an impairment loss of $2.7 million on this property in the second quarter of 2003.

During the fourth quarter of 2003, we entered into a contract to sell our Tower of the Hills property for approximately $11.0 million, the sale of which is expected to close in the first quarter of 2004. Our carrying cost of the property was greater than the sales price, therefore, we recognized an impairment loss of approximately $3.0 million on this property in the fourth quarter of 2003.

Development Activity

During 2003, we placed in service approximately 61,000 rentable square feet of office space that was previously under development. The total project cost was approximately $8.0 million. We expect that the first year stabilized unleveraged return on this project will be approximately 6.4%. As of December 31, 2003, we had an approximately 476,000 rentable square foot office building in which we own a minority interest under construction, of which 252,000 rentable square feet had been placed in service. The total cost of this project is expected to be $159.0 million. Through December 31, 2003, $133.6 million had been expended or, 84.0% of the total expected investment for this project, with the remainder to be invested in 2004. In conjunction with this office development project, we developed a residential property with 29 condominium units. Total project costs for the residential property are expected to be $20.4 million of which $17.4 million had been expended as of December 31, 2003. The majority of the condominium units had been sold as of December 31, 2003.

Financing Activity

On September 25, 2003, we issued 8,050,000 shares of 7.5% Series E Cumulative Redeemable Preferred Stock for net proceeds of $194.7 million. These shares are not redeemable before September 25, 2008 unless redemption is necessary to maintain our status as a REIT.

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock for $50.0 million plus $0.2 million of accrued dividends. On October 12, 2003, we redeemed the remaining outstanding shares of our Series B, C and D Cumulative Redeemable Preferred Stock for $196.3 million plus $1.3 million of accrued dividends. Including these redemptions, during 2003, we repurchased or redeemed 10,184,167 shares of our preferred stock for approximately $254.5 million, excluding accrued dividends.

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the 9.2 million shares repurchased from Security Capital Group Incorporated (Security Capital) in November 2001 and our preferred stock redemptions of 4.0 million, 2.0 million and 7.9 million shares in September 2002, March 2003 and October 2003, respectively, which were separately approved. Since the start of this program in mid-2000 through 2003, we have acquired approximately 10.4 million of our common shares for an aggregate purchase price of approximately $296.9 million, including 322,600 shares for approximately $7.9 million in 2003. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

As of December 31, 2003, 67.2% of our debt carried a fixed rate of interest and 32.8% is subject to a variable rates of interest, including our line of credit and debt related to interest rate swap agreements excluding the impact of interest rate cap agreements.

Forward-Looking Statements

Statements contained in this Form 10-K which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our current report on Form 8-K filed with the SEC on September 3, 2003, as the same may be supplemented from time to time. Such factors include, among others:

•	National and local economic, business and real estate conditions that will, among other things, affect:

•	Demand for office space,

•	The extent, strength and duration of any economic recovery, including the effect on demand for office space and the creation of new office development,

•	Availability and creditworthiness of tenants,

•	The level of lease rents, and

•	The availability of financing for both tenants and us;

•	Adverse changes in the real estate markets, including, among other things:

•	The extent of tenant bankruptcies, financial difficulties and defaults,

•	The extent of future demand for office space in our core markets and barriers to entry into markets which we may seek to enter in the future,

•	Our ability to identify and consummate attractive acquisitions on favorable terms,

•	Our ability to consummate any planned dispositions in a timely manner on acceptable terms,

•	Changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

•	Ability to obtain insurance at a reasonable cost;

•	Ability to maintain our status as a REIT for federal and state income tax purposes;

•	Ability to complete our UPREIT restructuring;

•	Ability to raise capital;

•	Effect of any terrorist activity or other heightened geopolitical risks;

•	Governmental actions and initiatives; and

•	Environmental/safety requirements.

Available Information

The address of our site on the World Wide Web is www.carramerica.com. You may obtain on our web site, free of charge, a copy of this Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments filed to those reports, as soon as reasonably practicable after we electronically file such reports with the SEC.

Our Directors

The current members of our Board of Directors are as follows:

•	Thomas A. Carr, 45, has been our Chairman of the Board of Directors since May 2000 and a director since 1993 and Chief Executive Officer since 1997. Mr. Carr was our President from 1993 until March 2002, our Chief Operating Officer from April 1995 to May 1997 and our Chief Financial Officer from February 1993 to April 1995. Mr. Carr holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Brown University. Mr. Carr is a member of the Board of Governors of the National Association of Real Estate Investment Trusts, the Young Presidents Organization and Federal City Council. He is a member of the Board of Directors of The Oliver Carr Company. Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Robert O. Carr. Mr. Carr is chairman of the Executive Committee and a member of the Investment Committee of the Board of Directors. In addition, Mr. Carr is a member of management’s Operating and Investment Committees.

•	Oliver T. Carr, Jr., 78, was Chairman of our Board of Directors from February 1993 until May 2000. He also served as our Chief Executive Officer from 1993 to 1997. Mr. Carr founded The Oliver Carr Company in 1962 and since that time he has been its Chairman of the Board and a director as well as President from 1962 to 2000. He also is Chairman Emeritus of the Board of Trustees of The George Washington University. Mr. Carr is the father of both our current Chairman and Chief Executive Officer, Thomas A. Carr, and Robert O. Carr, the President of Carr Urban Development, LLC. Mr. Carr is chairman of the Investment Committee of the Board of Directors.

•	Joan Carter, 60, has been a director since July 2003. Ms. Carter is co-founder and President of UM Holdings Ltd. (“UM”) since 1973. UM owns and operates several private companies, one of which Ms. Carter serves as CEO—PetroChem Inspection Services, a provider of outsourced safety inspection to the petrochemical industry. UM is a major shareholder in Cybex International (AMEX: CYB), a manufacturer of fitness equipment. Ms. Carter serves as Vice Chairman of the Cybex Board of Directors. She also serves on the Board of Trustees of the Penn Mutual Life Insurance Company and is former Chairman of the Board of Directors of the Federal Reserve Bank of Philadelphia. A graduate of the College of Wooster, she currently serves on that school’s Board of Trustees and is a Trustee for Lourdes Medical Center in Camden, New Jersey. Ms. Carter serves on the Audit Committee, Conflicts Committee and Executive Compensation Committee of the Board of Directors.

•	Andrew F. Brimmer, 77, has been a director since February 1993. He has been President of Brimmer & Company, Inc., an economic and financial consulting firm, since 1976. Dr. Brimmer is the Wilmer D. Barrett Professor of Economics at the University of Massachusetts, Amherst. He also serves as a director of BlackRock Investment Income Trust, Inc. (and other funds) and Borg-Warner Automotive, Inc. From June 1995 through August 1998, Dr. Brimmer served as chairman of the District of Columbia Financial Control Board. He was a member of the Board of Governors of the Federal Reserve System from March 1966 through August 1974. Dr. Brimmer received a Bachelor of Arts degree and a master’s degree in economics from the University of Washington and a Ph.D. in economics from Harvard University. Dr. Brimmer is chairman of the Audit Committee and a member of the Conflicts Committee, the Executive Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors.

•	Philip L. Hawkins, 48, has been a director since March 2002. Mr. Hawkins has been President since March 2002 and Chief Operating Officer since October 1998. From February 1996 to October 1998, Mr. Hawkins served as Managing Director—Asset Management. Prior to that time Mr. Hawkins was employed by Jones Lang LaSalle, a real estate services company, since 1982. He holds a Masters in Business Administration from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Hamilton College. Mr. Hawkins is a member of the Investment Committee of the Board of Directors. In addition, Mr. Hawkins is a member of management’s Operating and Investment Committees.

•	Timothy Howard, 55, has been a director since August 1998. Mr. Howard has been the Executive Vice President and Chief Financial Officer of Fannie Mae since 1990. He was named Vice Chairman and elected to Fannie Mae’s Board of Directors in May 2003, and has been a member of Fannie Mae’s Office of the Chairman since November 2000. From 1988 to 1990, Mr. Howard was Executive Vice President – Asset Management of Fannie Mae. Mr. Howard has held positions of increasing responsibility with Fannie Mae since beginning with the company in 1982. Mr. Howard received a Masters degree in economics and Bachelors in economics, magna cum laude, from the University of California, Los Angeles. Mr. Howard chairs the Executive Compensation Committee and is a member of the Audit Committee and the Conflicts Committee of the Board of Directors.

•	Robert E. Torray, 66, has been a director since February 2002. Mr. Torray is the founder and has been Chairman of Robert E. Torray & Co., Inc., an institutional investment firm, since 1972. Mr. Torray is also the founder and President of Torray Corporation, a mutual fund manager, and is founder and Chairman of Birmingham Capital Management Company, an investment management company. Mr. Torray received his Bachelor of Arts from Duke University. Mr. Torray is chairman of the Conflicts Committee and a member of the Nominating and Corporate Governance Committee, the Investment Committee and the Executive Compensation Committee of the Board of Directors.

•	Wesley S. Williams, Jr., 61, has been a director since February 1993. Mr. Williams has been a partner of the law firm of Covington & Burling since 1975. After serving as a junior member of the Faculty of Law of Columbia University, Mr. Williams was adjunct professor of real estate finance law at Georgetown University Law Center from 1971 to 1973. In addition, he is an author or contributing author of several texts on banking law and on real estate investment and finance, and served for more than a decade on the Editorial Advisory Board of the District of Columbia Real Estate Reporter. Mr. Williams is currently Chairman of the Board of Directors of the Federal Reserve Bank of Richmond. Mr. Williams is Co-Chairman of the Board of Directors of Lockhart Companies, Inc. and of its real estate, insurance, consumer finance and miscellaneous Internet and venture subsidiaries. Mr. Williams is a member of the Executive Committee of the Board of Trustees of Penn Mutual Life Insurance Company, of which he is the Senior Trustee. He is also Chairman of the Executive Committee of the Board of Regents of the Smithsonian Institution. Mr. Williams received Bachelor of Arts and J.D. degrees from Harvard University, a Masters of Arts degree from the Fletcher School of Law and Diplomacy and an LL.M. degree from Columbia University. Mr. Williams is chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee, Executive Committee and the Conflicts Committee of the Board of Directors.

Our Executive Officers and Certain Key Employees

Our executive officers and key employees (including executive officers and key employees of CarrAmerica Development, Inc. and other affiliates) are as follows:

•	Karen B. Dorigan, 39, has been Chief Investment Officer since November 2000. Prior to that time, she was Managing Director – Capital Markets and Investments since April 1999. Prior to that time, Ms. Dorigan served as a Senior Vice President since May 1997. Prior to that, Ms. Dorigan served as one of our Vice Presidents since January 1996. Prior to that, Ms. Dorigan served for more than nine years in a variety of capacities in the development business of The Oliver Carr Company, including from February 1993 to January 1996 as a Vice President. Ms. Dorigan holds a Bachelor of Science degree in Economics from the University of Pennsylvania, Wharton School. Ms. Dorigan is a member of management’s Operating and Investment Committees.

•	Linda A. Madrid, 44, has been Managing Director, General Counsel and Corporate Secretary since November 1998. Prior to that time Ms. Madrid served as Senior Vice President and General Counsel since March 1998. Prior to that time, Ms. Madrid had been Senior Vice President, Managing Director of Legal Affairs and Corporate Secretary of Riggs National Corporation/Riggs Bank N.A. since February 1996 and Vice President and Litigation Manager from September 1993 to January 1996. Before joining Riggs, Ms. Madrid practiced law in several law firms in Washington, D.C. and served as Assistant General Counsel for Amtrak. Ms. Madrid is a member of the Executive Committee of the American Corporate Counsel Association. Ms. Madrid holds a J.D. from Georgetown University Law Center and a Bachelor of Arts degree from Arizona State University. Ms. Madrid is a member of management’s Operating Committee.

•	Stephen E. Riffee, 46, has been Chief Financial Officer since April 1, 2002. Prior to that time, he served as Senior Vice President, Controller and Treasurer since July 1999. Prior to that time, Mr. Riffee served as Vice President Finance and Chief Accounting Officer of Marriott International, Inc. for three years. Prior to joining Marriott International, Inc., Mr. Riffee served as Assistant Vice President at Burlington Northern Railroad after having previously worked in the National Transportation Practice of KPMG Peat Marwick. Mr. Riffee holds a Bachelor of Science in Commerce degree from the McIntire School of Commerce of the University of Virginia. Mr. Riffee is a member of management’s Operating and Investment Committees.

•	Steven N. Bralower, 55, has been Executive Vice President of Carr Real Estate Services, Inc., an affiliate that conducts management and leasing operations, since January 1999, and Senior Vice President of Carr Realty, L.P., a subsidiary, since May 1996. Mr. Bralower was Senior Vice President of Carr Real Estate Services, Inc. from 1993 to May 1996. Mr. Bralower is a member of the Greater Washington Commercial Association of Realtors. Mr. Bralower has been a member of the Georgetown University Law Center adjunct faculty since 1987. Mr. Bralower holds a Bachelor of Arts degree from Kenyon College.

•	Robert O. Carr, 54, has been President of CarrAmerica Urban Development, LLC, a subsidiary of CarrAmerica Development, Inc. since June 1998, and Chairman of the Board of Directors of Carr Real Estate Services, Inc., since February 1993. Mr. Carr served as President of Carr Real Estate Services, Inc. from 1993 to 1998. Mr. Carr is a director of The Oliver Carr Company. From 1987 until February 1993, he served as President and Chief Executive Officer of The Oliver Carr Company. Mr. Carr is a member of the Boards of Directors of the Greater Washington Research Center, the Corcoran School of Art and the National Cathedral School for Girls. Mr. Carr is also a member of the Greater Washington Board of Trade, the Urban Land Institute and the D.C. Chamber of Commerce. Mr. Carr holds a Bachelor of Arts degree from Trinity College. Mr. Carr is the son of Oliver T. Carr, Jr. and the brother of Thomas A. Carr.

•	Clete Casper, 44, has been Market Managing Director – Seattle since July 1999. Prior to that time Mr. Casper served as the Company’s Vice President, Market Managing Director for Seattle since July 1996. Mr. Casper has over 10 years of experience in real estate and marketing. Mr. Casper’s most recent experience includes one year as a Senior Associate with CB Commercial Real Estate Group Inc., Seattle, Washington. Prior to that, Mr. Casper was with Sabey Corporation in Seattle, Washington, serving as Development Manager for four years and as a Marketing Associate for five years. Mr. Casper is a graduate of Washington State University. Mr. Casper is a member of management’s Operating and Investment Committees.

•	John J. Donovan, Jr., 60, has been a Market Managing Director since July 1999 and was President of Carr Real Estate Services, Inc., from 1999 to 2002. Prior to that time, Mr. Donovan served as Senior Vice President of Carr Real Estate Services, Inc. from 1993 to 1998. He is a member of the Advisory Board for Jubilee Enterprise of Greater Washington, the Economic Club of Washington, the Greater Washington Board of Trade and the Greater Washington Commercial Association of Realtors. Mr. Donovan holds a Bachelor of Arts degree from Georgetown University. Mr. Donovan is a member of management’s Operating Committee.

•	J. Thad Ellis, 43, has been Market Managing Director – Atlanta since July 1999. Prior to that time Mr. Ellis served as the Company’s Vice President, Market Managing Director for Atlanta since November 1996. Mr. Ellis has over 15 years of experience in real estate. Mr. Ellis’ most recent experience includes 10 years with Peterson Properties. At Peterson Properties, his primary responsibility was to oversee and coordinate leasing and property management for the management services portfolio. Mr. Ellis is a graduate of Washington & Lee University and is a member of the National Association of Industrial and Office Parks and Atlanta’s Chamber of Commerce and is on the Advisory Board of Black’s Guide. Mr. Ellis is a member of management’s Operating Committee.

•	Richard W. Greninger, 51, has been Managing Director – Property Operations since May 1999. Prior to that time Mr. Greninger served as Senior Vice President—Operations since January 1998. Prior to that, Mr. Greninger had been the Senior Vice President of Carr Real Estate Services, Inc., since March 1995. Prior to that time, he had been Vice President of Carr Real Estate Services, Inc. since February 1993. During 1994, Mr. Greninger served as President of the Greater Washington Apartment and Office Building Association. Mr. Greninger has served as a director of both the Institute of Real Estate Management and the Building Owners and Managers Association and a former Chairman of its National Advisory Council. Mr. Greninger holds a Masters in Business Administration from the University of Cincinnati and a Bachelor of Science degree from Ohio State University. Mr. Greninger is a member of management’s Operating Committee.

•	Kurt A. Heister, 34, joined us in August 2002 as Controller and was promoted to Senior Vice President and Controller in August 2003. Prior to joining the Company, he worked for Arthur Andersen LLP for eleven years, most recently as a Senior Manager in their Real Estate and Hospitality practice. Mr. Heister holds a Bachelor of Science degree in Accounting from Pennsylvania State University and is a Certified Public Accountant. Mr. Heister is a member of management’s Operating Committee.

•	Thomas Levy, 39, has been Senior Vice President – Investments since April 2001. He joined CarrAmerica in 1996 as Associate Due Diligence Officer after which he was promoted to Investments Director. He was promoted to Vice President of Special Projects in April 1999 and then promoted to Vice President – Investments in April 2000. Prior to joining CarrAmerica, Mr. Levy was an Associate in the Investment Advisory Group at J.E. Roberts Companies for five years. Before joining J.E. Roberts, Mr. Levy was a Senior Consultant with Arthur Andersen & Company. He holds a Master of Business Administration degree from American University and a Bachelor of Arts degree in Economics from the University of Wisconsin. Mr. Levy is a member of management’s Operating Committee.

•	Robert M. Milkovich, 44, was appointed Managing Director, Carr Real Estate Services, Inc. in 2002. From 1999 to 2002, he was Market Managing Director. Prior to that time Mr. Milkovich served as Vice President, Market Managing Director for Phoenix, Arizona since January 1998. Mr. Milkovich has over 14 years of experience in real estate leasing. Mr. Milkovich’s most recent experience includes five years as the Assistant Vice President of leasing for Carr Real Estate Services, Inc. Mr. Milkovich holds a Bachelor of Science degree in Business Administration from the University of Maryland. Mr. Milkovich is a member of management’s Operating Committee.

•	Malcolm O’Donnell, 50, joined us as Vice President and Managing Director for our Southern California region in October 2000. He was previously employed as Principal of Alpine Holding and Keller Equity Group, Inc. overseeing development projects. From March 1997 to December 1997, Mr. O’Donnell was Vice President of Acquisitions for Beacon Properties. Mr. O’Donnell holds a Bachelor of Science degree from the University of Southern California. He is a member of management’s Operating Committee.

•	Gerald J. O’Malley, 60, has been Market Managing Director – Chicago since July 1999. Prior to that time Mr. O’Malley served as Vice President, Market Managing Director for Chicago since July 1996. Mr. O’Malley has over 32 years of experience in real estate marketing. Mr. O’Malley’s most recent experience includes 10 years as founder and President of G. J. O’Malley & Company, a real estate office leasing company. Mr. O’Malley holds a Bachelor of Business Administration degree from Loyola University. Mr. O’Malley is a member of management’s Operating Committee.

•

Jeffrey S. Pace, 41, has been Market Managing Director – Austin since July 1999. Prior to that time Mr. Pace served as Vice President, Market Managing Director for Austin, Texas since May 1997. Mr. Pace has over 14 years of experience in real estate marketing. Mr. Pace’s most recent experience was with Trammell Crow

Company, where he served as Marketing Director. Prior to that time, Mr. Pace held the position of Marketing Representative in the Dallas and Austin markets for Carlisle Property Company, Stockton, Luedmann, French & West and Trammell Crow Company from 1985 to 1997. Mr. Pace holds a Masters of Business Administration degree from the University of Texas at Arlington and a Bachelor of Science degree from the University of Texas at Austin. Mr. Pace is a member of management’s Operating Committee.

•	Christopher Peatross, 38, joined us as Market Managing Director - San Francisco in May 2002. Before joining us, Mr. Peatross served as Senior Vice President for DivcoWest Properties. Before DivcoWest, Mr. Peatross was with Catellus Development Corporation for three years, Hunter Properties for two years and Spieker Properties for six years. Mr. Peatross holds a Bachelor of Science Degree in Quantitative Economics from Stanford University.

•	Darryl Simon, 47, joined us as Senior Vice President of Human Resources & Risk Management in June 2003. Prior to that time, Mr. Simon was Principal of Darryl A. Simon & Associates, LLC, an executive and organizational development consulting firm. Prior to his consulting firm, Mr. Simon held positions as Vice President, Human Resources for USEC, Inc., Vice President, Human Resources Planning and Leadership and Organizational Development for Manor Care Health Services, Inc., and directed human resources programs for MICROS Systems, Inc. Mr. Simon holds a Master of Science degree in Applied Behavorial Science and Organizational Development from Johns Hopkins University and a Bachelor of Science degree in Psychology and Communications from John Carroll University. He also holds a certification as a Senior Professional in Human Resources (SPHR). Mr. Simon is a member of management’s Operating Committee.

•	William L. Simpson II, 51, has been Chief Information Officer since August 2003. Mr. Simpson joined us in 2001 as a Vice President within the Information Technology department. Prior to that, he worked for KPMG LLP’s Systems Integration consulting practice. Mr. Simpson has nearly 28 years of experience in information technology and finance across a broad range of industries in both the public and private sectors. He holds Bachelor and Master of Business Administration degrees from Stetson University. Mr. Simpson is a member of management’s Operating Committee and chairs the Technology Investment Committee.

•	William H. Vanderstraaten, 43, has been Market Managing Director – Dallas since July 1999. Prior to that time Mr. Vanderstraaten served as Vice President, Market Managing Director for Dallas since April 1997. Mr. Vanderstraaten has over 16 years of experience in real estate development and leasing fields. Mr. Vanderstraaten’s most recent experience prior to working for the Company includes eight years as Vice President—New Development for Harwood Pacific Corporation in Dallas, Texas, where his primary responsibilities were directing large scale development projects and coordinating leasing efforts for portfolios. Mr. Vanderstraaten holds a Bachelor of Science degree in Business Administration from Southern Methodist University. Mr. Vanderstraaten is a member of management’s Operating and Investment Committees.

•	Stephen Walsh, 46, has been Senior Vice President of Capital Markets since April 2001. Prior to this appointment, Mr. Walsh served as Acting Manager for Capital Markets. Before joining CarrAmerica, Mr. Walsh was Vice President, Investor Relations for the Mills Corporation. Additionally, he served as Vice President in the Structured Debt Group at Bank of America, N.A. Mr. Walsh received his Master of Business Administration degree from George Washington University and his Bachelor’s degree from the State University of New York. Mr. Walsh is a member of management’s Operating and Investment Committees.

•	Karen L. Widmayer, 45, has served as Senior Vice President of Corporate Communications since August 1999. Prior to that time Ms. Widmayer served as Vice President of Corporate Communications since 1997. Ms. Widmayer is an 18-year veteran of CarrAmerica and our predecessor company. Ms. Widmayer is responsible for our strategic marketing and branding, including media relations, advertising, community relations, employee communications, corporate and project marketing as well as our web site and intranet site. Ms. Widmayer performed Masters work in Economics at the University of Tennessee. Ms. Widmayer holds a Bachelor of Arts degree in Business Management from Virginia Intermont College. Ms. Widmayer is a member of management’s Operating Committee.

•

James S. Williams, 47, has been a Managing Director since April 1999 and President of CarrAmerica Development, Inc. since May 1999. Prior to that time Mr. Williams was Senior Vice President of CarrAmerica Development, Inc. since October 1996. Mr. Williams rejoined us after two years as Vice President of Operations of Chadwick International. Prior to that, from 1983 to 1994, he served in a variety of capacities for

The Oliver Carr Company including Senior Vice President of Development. Mr. Williams is a guest lecturer at George Washington University. He holds a Bachelor of Science degree in Business Administration from West Virginia University. Mr. Williams is a member of the Board of Directors and a member of the Executive Committee of the District of Columbia Building Industry Association. He is a member of the Investment Committee of CarrAmerica Development, Inc. and a member of management’s Investment and Operating Committees.

Risk Factors

In addition to the other information in this document, you should consider carefully the following risk factors in evaluating an investment in our securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business.

Our performance and share value are subject to risks associated with the real estate industry

We derive a substantial majority of our operating and net income from the ownership and operation of office buildings. If we do not generate income sufficient to meet our operating expenses, including debt service and capital expenditures necessary to maintain or improve our properties, our financial performance, the value of our real estate assets and our ability to pay distributions to our securityholders, and consequently the value of our securities, will be adversely affected. We are susceptible to, among others, the following real estate industry risks:

•	Downturns in the national, regional and local economic conditions where our properties are located, which generally will negatively impact the demand for office space and rental rates;

•	Local conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for high rise and other office properties, making it more difficult for us to lease space at attractive rental rates, or at all;

•	Competition from other available office properties, which could cause us to lose current or prospective tenants to other properties or cause us to reduce our rental rates;

•	Changes in market rental rates and our ability to fund repair and maintenance costs;

•	Our ability to fund the cost of tenant improvements, leasing commissions and other costs associated with leasing or re-letting space;

•	Earthquakes and other natural disasters, terrorist acts, civil disturbances or acts of war which may result in uninsured or underinsured losses;

•	Our ability to collect rent from tenants; and

•	Our ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property.

Further declines in overall economic activity, particularly in our San Francisco Bay Area, Washington, DC Metro Area and Southern California core markets, could adversely affect our operating results

As a result of the recent weak economic climate, the office real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets. The occupancy in our portfolio of stabilized operating properties decreased to 87.8% at December 31, 2003 compared to 92.3% at December 31, 2002 and 95.3% at December 31, 2001. Although we have begun to see some improvements in our markets, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until later in 2004. In addition to increasing vacancy rates, market rental rates have declined in most markets from peak levels and there may be additional declines in some markets in 2004. Rental rates on our space that was re-leased in 2003 decreased an average of 12.3% in comparison to rates that were in effect under expiring leases.

We are particularly subject to the economic risks in our San Francisco Bay Area, Washington, DC Metro Area and Southern California core markets. These markets represented approximately 31.5%, 25.3% and 14.8%, respectively, of our property operating income in 2003. A continued downturn in the economies of these markets, or the impact of a continued national economic downturn on these markets, could result in further reduced demand for office space and decreasing rental rates.

One of the factors contributing to the decline in occupancy for our office properties was the increased level of early lease terminations. Future rental income may be affected by future lease terminations as we are unlikely to be able to collect upon termination the full contracted amount payable under the leases as well as the additional cost of re-leasing the space.

Further decreases in occupancy rates and/or further declines in rental rates, particularly in our San Francisco Bay Area, Washington, DC Metro Area and Southern California core markets, could adversely affect our revenues and results of operations in subsequent periods, which could have a material adverse effect on our liquidity and financial condition, our ability to make distributions to our securityholders and result in a decline in the market value of our securities.

We may be unable to renew leases or relet space on similar terms, or at all, as leases expire or are terminated, or may expend significant capital in our efforts to relet space

From 2004 through 2008, leases on our office properties will expire on a total of approximately 59.3% of our rentable square feet at our currently stabilized properties, with leases on over 10% of our rentable square feet expiring in each of those years. We may not be able to renew leases with our existing tenants or we may be unable to relet space to new tenants if our current tenants do not renew their leases or terminate their leases early. Even if our tenants renew their leases or we are able to relet the space, the terms and other costs of renewal or reletting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions may be less favorable or more costly than the terms of our current leases or than we anticipate and could require the expenditure of significant amounts of capital. If we are unable to renew leases or relet space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions and other costs increase, it could have a material adverse effect on our results of operations, liquidity and financial condition and result in a decline in the value of our securities.

Our properties face significant competition

We face significant competition from other owners, operators and developers of office properties. Substantially all of our properties face competition from similar properties in the same markets. Such competition may affect our ability to attract and retain tenants and reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to rent space at lower rental rates than we or in their owners providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our results of operations, liquidity and financial condition, which could cause a decline in the value of our securities.

We face potential adverse effects from tenant delinquencies, bankruptcies or insolvencies

The bankruptcy or insolvency or other failure to pay of our tenants is likely to adversely affect the income produced by our properties. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease. In other circumstances, where a tenant’s financial condition has become impaired, we have agreed to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is less than the agreed rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our results from operations, liquidity and financial condition could be adversely affected, which could result in a decline in the value of our securities.

New developments and acquisitions may fail to perform as expected

We continue to develop and acquire office properties. New office property developments are subject to a number of risks, including construction delays, complications in obtaining necessary zoning, occupancy and other governmental permits, cost overruns, financing risks, and the possible inability to meet expected occupancy and rent levels. If any of these problems occur, development costs for a project may increase, and there may be costs incurred for projects that are not completed. In deciding whether to acquire or develop a particular property, we make certain assumptions regarding the expected future performance of that property. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, or may be unable to increase occupancy at a newly acquired property as quickly as expected, or at all. If newly acquired properties or development projects are not completed in the timing or at the costs expected or do not perform as expected, our results of operations, liquidity and financial condition may be adversely affected, which could result in a decline in the value of our securities.

Competition for acquisitions or an oversupply of properties for sale could adversely affect us

Generally, other major real estate investors with significant capital compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition could increase prices for office properties. We also compete with other real estate investors that may be able to provide better terms and conditions to sellers with tax sensitivities. We also face competition with other property owners in our efforts to dispose of assets, which may result in lower sales prices. Any such increase in prices for acquired office properties or decrease in prices for properties to be sold by us could impair our growth prospects or reduce our available capital, either of which could have an adverse effect on our liquidity and financial condition, which could result in a decline in the value of our securities.

We may not be able to sell properties when appropriate or on attractive terms

Real estate investments generally cannot be sold quickly. In addition, there are limitations under the federal income tax laws applicable to REITs and agreements that we have entered into in connection with the acquisition of some of our properties that may limit our ability to sell our assets. In addition, we are subject to income taxes on the sale of any properties owned by any of our taxable REIT subsidiaries. At the end of 2003, we decided, based on their returns and market factors, that we will exit the Portland and Atlanta markets as soon as practicable. We expect to begin marketing these properties late in the first quarter of 2004. We intend to reinvest the proceeds from the sale of the Portland/Atlanta properties in our other existing markets. However, our inability to sell our Portland and Atlanta or other properties in the time frame expected or at attractive prices could limit our ability to make acquisitions or other capital expenditures necessary to upgrade our portfolio or to recycle our capital to more productive markets, which could have an adverse effect on our liquidity and financial condition and our ability to service debt and make distributions to our securityholders, which could result in a decline in the value of our securities.

Our use of debt subjects us to various financing risks

We regularly borrow money to finance our operations, particularly the acquisition and development of properties. We generally incur unsecured debt, although in some cases we will incur mortgage debt that is secured by one or more of our office buildings. In the future, our financial condition could be materially and adversely affected by our use of debt financing, in part due to the following risks:

•	No Limitation on Debt Incurrence. Our organizational documents do not limit the amount of debt we can incur. Our leverage could have important consequences to our securityholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally. In addition, as a result of the financial and operating covenants described below, our leverage could reduce our flexibility in conducting our business and planning for, or reacting to, changes in our business and in the real estate industry. Any such reduction in our ability to obtain additional financing or our flexibility to conduct our business could adversely affect our financial condition and results of operations. This could result in a decline in the market value of our securities.

•	Possible Inability to Meet Scheduled Debt Payments; Potential Foreclosure. If our properties do not perform as expected, the cash flow from our properties may not be enough to make required principal and interest payments. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment.

•	Inability to Refinance Debt. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced as a result of general economic downturns, if our credit rating is downgraded, if our properties do not perform as expected, or otherwise, or extended or paid with proceeds of other capital transactions, such as property sales or new equity capital, our cash flow could be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense it could adversely affect our results of operations, liquidity, financial condition, ability to service debt and make distributions to our securityholders.

•	Financial Covenants Could Adversely Affect Our Financial Condition. Our credit facilities and the indentures under which our senior unsecured indebtedness are issued contain financial and operating covenants, including coverage ratios and other limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet our financial covenants could result from, among other things, changes in our results of operations or general economic changes. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

As of December 31, 2003, we were in compliance with all of our loan covenants, however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. Our maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets (unencumbered leverage ratio) is 55%. As of December 31, 2003, our unencumbered leverage ratio was 52%. Our unencumbered leverage ratio is most significantly impacted by two key factors: the purposes for which we incur any additional unsecured debt and the performance of our operating properties. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact our unencumbered leverage ratio as significantly as incurring additional unsecured debt for other purposes. The tangible fair market value of our unencumbered properties is calculated based on their operating income and our unencumbered leverage ratio could increase if our unencumbered properties perform poorly. If our unencumbered leverage ratio increases further, it could impact our business and operations, including limiting our ability to incur additional unsecured debt, including drawing on our unsecured line of credit, which is our primary source of short term liquidity, or to invest in properties through joint ventures.

•	Variable Interest Rates Could Increase the Cost of Borrowing. As of December 31, 2003, approximately 32.8% of our total financing was subject to variable interest rates, including our line of credit and debt related to interest rate swap agreements excluding the impact of interest rate cap agreements. Because we have not hedged significantly against interest fluctuations, significant increases in interest rates could dramatically increase our costs of borrowing. Additionally, interest rates on certain types of our debt are based on the credit rating of our debt by independent agencies, and would be substantially increased in the event that the credit ratings are downgraded.

•

Derivatives. We may use derivative financial instruments at times to limit market risk only for hedging purposes, not for speculation or trading purposes. Interest rate protection agreements may be used to convert variable rate debt to a fixed rate basis, to convert fixed rate debt to a variable rate basis or to hedge anticipated financing transactions. However, these arrangements may expose us to additional risks. Although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them. Any failure by us to effectively manage our exposure to interest rate risk through hedging agreements or otherwise, and any costs associated with hedging arrangements, could adversely affect our results of operations or financial condition. This could cause the market value of our securities to decline.

•	We may need to borrow funds in order to pay distributions necessary to maintain our REIT status. In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income, excluding capital gains. In order to eliminate federal income tax, we must distribute 100% of our net taxable income, including capital gains. We may need to incur debt to fund required distributions if our cash flows from operations are insufficient to make such distributions, as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or as a result of the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Any such incurrence of, particularly during unfavorable market conditions, could adversely affect our results of operations or financial condition. As a result, the market value of our securities could decline.

An earthquake or terrorist act could adversely affect our business

Over 53.4% of our property operating income is generated by properties located in California and the State of Washington, which are high risk geographical areas for earthquakes. In addition, a significant portion of our properties is located in Washington, DC and other major urban areas which could be the target of future terrorist acts. Depending upon its magnitude, an earthquake or terrorist act could severely damage one or more of our properties or otherwise cause a loss of tenants or other economic downturn in the market in which the event occurs, which could adversely affect our business. Although we maintain earthquake and terrorism insurance for our properties and the resulting business interruption, any earthquake or terrorist attack, whether or not insured, could have a material adverse effect on our results of operations, liquidity and financial condition, and result in a decline in the value of our securities.

Our insurance may not be adequate to cover losses, including those that result from earthquakes or terrorist acts

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain appropriate coverage at a reasonable cost in the future. Our insurance costs increased significantly in mid-2002. Due to various factors and coverage changes, our premiums for the 2003-2004 renewal period were relatively unchanged from the 2002-2003 period.

As a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”), we elected to purchase the TRIA coverage upon our 2003 insurance renewal rather than stand alone coverage. Our TRIA insurance coverage is up to $500 million for foreign certified terrorist acts and also includes $25 million of coverage for domestic terrorism. However, TRIA currently only mandates that carriers provide such coverage through 2004. In addition, coverage under TRIA includes only physical damage and does not include losses due to biological, chemical or radioactive contamination. The failure of the government to renew or extend TRIA or the lack of coverage for the types of contamination not covered by TRIA could cause terrorism insurance to be prohibitively expensive and could have a material adverse effect on our financial results if a building we own becomes uninhabitable as a result of a biological, chemical, radioactive or other contamination.

Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property. It is also possible that third-party insurance carriers will not be able to maintain reinsurance sufficient to cover any losses that may be incurred.

In addition, if any of our properties were to experience a catastrophic loss that was insured, there can be no assurance that such coverage will adequately compensate us for any loss, that our coverage would continue after a loss, or that a loss, even if covered, would not have a material adverse effect on our business, financial condition or results of operations. It could still seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed.

Also, we have to renew our policies in most cases on an annual basis and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. Any material increase in insurance rates or decrease in available coverage in the future could adversely affect our results of operations and financial condition, which could cause a decline in the market value of our securities.

Increases in taxes and regulatory compliance costs, including compliance with the Americans with Disabilities Act, may adversely affect our results of operations

We may not be able to pass all real estate tax increases through to our tenants. Therefore, any tax increases may adversely affect our results of operations. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Some trade associations, such as the Building Owners and Managers Association and the National Fire Protection Association, publish standards that are adopted by government authorities. These include standards relating to life, safety and fire protection systems published by the NFPA. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. In addition, we cannot provide any assurance that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us and could have an adverse effect on our results of operations.

Under the Americans with Disabilities Act of 1990 and various state and local laws, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the imposition of fines by government authorities or in the award to private litigants of damages against us.

Any such adverse effect on our results of operations, whether from real estate tax increases or changes in regulatory requirements, could cause the market value of our securities to decline.

We may be subject to costs and liabilities associated with environmental contamination

Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. In addition, the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration are increasingly involved in indoor air quality standards, especially with respect to asbestos, mold and medical waste. The clean up of any environmental contamination, including asbestos and mold, can be costly. The presence of or failure to clean up contamination may adversely affect our ability to sell or lease a property or to borrow using a property as collateral or could prove so costly as to have a material adverse effect on our results of operations, liquidity and financial condition, which could result in our inability to make distributions to our securityholders and result in a decline in the value of our securities.

We do not have exclusive control over our joint venture investments

We have invested in projects or properties as a co-venturer or partner in the development of new properties. These investments involve risks not present in a wholly-owned project. Risks related to these investments could include:

•	Absence of control over the development, financing, leasing, management and other aspects of the project;

•	Possibility that our co-venturer or partner might:

•	become bankrupt;

•	have interests or goals that are inconsistent with ours;

•	take action contrary to our instructions, requests or interests (including those related to our qualification as a REIT for tax purposes); or

•	otherwise impede our objectives; and

•	Possibility that we, together with our partners, may be required to fund losses of the investee.

In addition, most of our joint venture agreements contain provisions that could require us to buy our partner’s interest or sell our interest or the property or project at a time we do not deem favorable for financial or other reasons, including the availability of cash at such time and the impact of tax consequences resulting from any sale.

Certain officers and directors may have interests that conflict with the interests of stockholders

Certain of our officers and members of our board of directors own limited partnership units in Carr Realty Holdings, L.P., a partnership that holds some of our properties. These individuals may have personal interests that conflict with the interests of our stockholders with respect to business decisions affecting us and Carr Realty Holdings, L.P., such as interests in the timing and pricing of property sales or refinancings in order to obtain favorable tax treatment. We, as the sole general partner of Carr Realty Holdings, L.P., have the exclusive authority to determine whether and on what terms Carr Realty Holdings, L.P. will sell or refinance an individual property, but the effect of certain transactions on these unitholders may influence our decisions affecting these properties.

Certain Factors May Inhibit Changes in Control of the Company

•	Preferred Stock. Our charter permits our board of directors to authorize the issuance of preferred stock without stockholder approval. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our common stockholders.

•	Ownership Limit. In order to assist us in maintaining our qualification as a REIT and for other strategic reasons, our charter contains certain provisions generally limiting the ownership of shares of capital stock by any single stockholder to 9.8% of our outstanding common stock and/or 9.8% of any class or series of preferred stock. The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a stockholder exceeds the ownership limits. These rules may cause a stockholder to be treated as owning stock that is actually owned by others, including family members and entities in which the stockholder has an ownership interest. Our board of directors may waive this restriction with respect to certain stockholders if it is satisfied that ownership in excess of these ownership limits would not jeopardize our status as a REIT and the board otherwise decides that a waiver would be in our interests. Capital stock acquired or transferred in breach of the ownership limit will be automatically transferred to a trust for the benefit of a designated charitable beneficiary.

•	Maryland Law Provisions. Certain provisions of Maryland law which are applicable to us because we are a Maryland corporation prohibit “business combinations” with any person that beneficially owns ten percent or more of our outstanding voting shares (an “interested stockholder”) or with an affiliate of the interested stockholder. These prohibitions last for five years after the most recent date on which the person became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. Our board of directors has opted out of these business combination provisions. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving us. Our board of directors may, however, repeal this election in most cases and cause us to become subject to these provisions in the future. Being subject to the provisions could delay or prevent a change in control or other transactions that might involve a premium price or otherwise be in the best interests of our stockholders.

The market value of our securities can be adversely affected by many factors

As with any public company, a number of factors may adversely influence the public market price of our common stock, many of which are beyond our control. These factors include:

•	Level of institutional interest in us;

•	Perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals;

•	Attractiveness of securities of REITs in comparison to other companies taking into account, among other things, the higher tax rates imposed on dividends paid by REITs;

•	Our financial condition and performance;

•	The market’s perception of our growth potential and potential future cash dividends;

•	Government action or regulation, including changes in tax law;

•	Increases in market interest rates, which may lead investors to demand a higher annual yield from our distributions in relation to the price paid for our stock; and

•	Relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our stock.

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

Our status as a REIT

We believe that we qualify for taxation as a REIT for federal income tax purposes, and we plan to operate so that we can continue to meet the requirements for taxation as a REIT. If we qualify as a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, like rent, that are itemized in the REIT tax laws. In determining that we have satisfied this requirement, we have concluded that certain services, such as cafeteria services that we had provided to tenants through an independent contractor at certain of our properties under arrangements where we bore part or all of the expenses of such services, were considered customary in the geographic area where such properties are located. There can be no assurance that the IRS or a court would agree with such conclusion or other positions we have taken interpreting the REIT requirements. We also are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold some of our assets through partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

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

Even if we qualify as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we undertake sales of assets that became inconsistent with out long term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. In addition, any net taxable income earned directly by some of our affiliates, including Carr Real Estate Services, Inc. and CarrAmerica Development, Inc., is subject to federal and state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Several entities in which we own interests, including Carr Real Estate Services, Inc. and CarrAmerica Development, Inc., have elected to be taxable REIT subsidiaries. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

Item 2.	PROPERTIES

General

As of December 31, 2003, we owned interests (consisting of whole or partial ownership interests) in 259 operating office buildings located in 12 markets across the United States. As of December 31, 2003, we owned fee simple title or leasehold interests in 257 operating office buildings, controlling partial interests in two operating office buildings and non-controlling partial interests of 15% to 50% in 38 operating office buildings. Except as we disclose in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we have no immediate plans to renovate our operating properties other than for routine capital improvements.

The following table sets forth information about each operating property in which we own an interest as of December 31, 2003.

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized Base Rent[3] (in thousands)	Average Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Consolidated Properties

EASTERN REGION
Downtown Washington, D.C.:
International Square	3	1,014,914	97.5%	$34,949	$35.31	International Monetary Fund (49%)
900 19th Street	1	101,215	96.4%	3,629	37.18	America’s Community Bankers (27%), Stone & Webster Management (13%), Korn/Ferry International (12%), Lucent Technologies, Inc. (11%)
2550 M Street	1	192,393	100.0%	6,465	33.60	Patton Boggs, L.L.P. (99%)
1730 Pennsylvania Avenue	1	229,292	98.7%	8,643	38.21	Federal Deposit Insurance Co. (47%), King & Spalding (39%)
1255 23rd Street[7]	1	306,395	96.9%	9,041	30.45	Chronicle of Higher Education (30%), William M. Mercer, Inc. (21%)
1747 Pennsylvania Avenue[7]	1	151,997	100.0%	5,354	35.23	Legg Mason (19%)
1775 Pennsylvania Avenue[6]	1	143,857	98.6%	4,204	29.62	Citicorp Savings of Washington, DC (81%)
1717 Pennsylvania Avenue	1	184,446	100.0%	7,256	39.34	MCI Telecommunications Corp. (57%), Goodwin Procter, LLP (12%)
Suburban Washington, D.C.:
One Rock Spring Plaza[6]	1	205,721	97.7%	5,908	29.39	Caterair International (22%), Sybase, Inc. (19%)
Sunrise Corporate Center	3	260,253	99.2%	6,565	25.43	Software AG of North America (80%)
Reston Crossing East & West	2	327,788	100.0%	6,998	21.35	Nextel Communications, Inc. (100%)
Trans Potomac V Plaza	1	97,006	98.1%	2,535	26.64	Effinity Financial Corp. (13%), Casals & Assoc., Inc. (11%), Larson & Taylor (11%), Grafik Communications, Ltd. (11%), The Onyx Group (11%)
Canal Center	4	495,119	84.7%	11,738	27.99	Close Up Foundation (12%)

Washington, D.C.	21	3,710,396	96.6%
Atlanta, GA:
Glenridge	1	63,861	93.0%	1,194	20.10	Brooks, McGinnis & Co. (17%), Metropolitan Life Insurance (13%), Spectrum Realty Advisors (12%), Communications Trends Inc. (11%)
Holcomb Place	1	72,828	100.0%	1,169	16.05	Intercept Inc. (92%)
Midori	1	100,195	42.9%	840	19.55	United Parcel Service (21%), Oakmont Mortgage, Inc. (11%)
Parkwood	1	150,270	96.0%	2,843	19.71	Onesource (20%), Numerex Corp. (17%)
The Summit	1	179,085	79.9%	2,530	17.68	Unisys Corp. (73%)
Spalding Ridge	1	127,726	86.3%	1,923	17.44	Honey Baked Ham Co. (43%), Federal Deposit Insurance (10%)
2400 Lake Park Drive	1	103,460	55.5%	1,050	18.30	United Healthcare Services, Inc. (20%), GSA (19%)
680 Engineering Drive	1	62,154	61.5%	363	9.50	EMS Technologies (26%), Pointclear, LLC (24%), Intelligent Media Corp. (11%)
Embassy Row	3	465,835	79.9%	6,571	17.66	Ceridian Corp (29%), Hanover Insurance Co. (17%)
Embassy 100, 500	2	190,470	100.0%	4,283	22.48	Art Institute of Atlanta, Inc. (60%), Career Education Corp. (40%)
Waterford Centre	1	84,219	60.8%	782	15.28	Wood & Company, Inc. (23%)
The Forum	1	90,462	100.0%	1,904	21.04	NAC International, Inc. (72%)

Atlanta	15	1,690,565	81.2%
Eastern Region Subtotal	36	5,400,961	91.7%

PACIFIC REGION
Southern California: Los Angeles:
Warner Center	12	344,706	89.5%	7,420	24.04	GSA (20%)
Warner Premier	1	61,210	96.1%	1,572	26.71	Protective Life Insurance (34%), Charles Schwab & Co., Inc. (12%), Steven B. Simon (11%)
2600 W. Olive	1	144,831	100.0%	3,744	25.85	Walt Disney Company (80%), Emmis Radio Corp. (16%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized Base Rent[3] (in thousands)	Average Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Westlake Spectrum	2	108,084	99.3%	2,131	19.85	Securitas Security Services (67%), Insweb Corp. (12%)

Southern California: Los Angeles	16	658,831	94.0%
Southern California: Orange County:
Scenic Business Park	4	138,076	85.8%	2,215	18.69	Miles, Wright, Finely & Zak (19%), Talbert Medical Group (19%), Terayon Communication System (17%), Coast Community College (13%), So. California Blood & Tissue Services (12%)
Harbor Corporate Park	4	151,239	98.3%	2,778	18.70	Conoco Phillips Co. (12%), Trizetto Group, Inc. (11%)
South Coast Executive Center	2	162,504	95.5%	3,985	25.68	University of Phoenix (39%)
Von Karman	1	104,375	100.0%	2,702	25.88	Vison Solutions, Inc. (41%), Fidelity National Titile Ins. (25%), Taco Bell Corp. (17%)
Bay Technology Center	2	107,481	100.0%	1,715	15.96	Finance America (65%), Stratacare, Inc. (21%)
Pacific Corporate Plaza 1, 2, 3	3	124,119	93.4%	2,356	20.33	Gallagher Bassett Svcs., Inc. (20%), Covenant Care California, Inc. (16%), Lan International (16%), Marie Callender Pie Shops (14%)
Alton Deere Plaza	6	182,461	83.4%	3,066	20.15	Nextlink California (18%), XO California, Inc. (12%), Tetra Tech, Inc. (11%)

Southern California: Orange County	22	970,255	93.0%
Southern California: San Diego:
Del Mar Corporate Plaza	2	123,142	58.5%	1,894	26.28	Stellcom, Inc. (29%), JMI Services, Inc. (25%)
Towne Center Technology Park 1, 2, 3	3	182,120	100.0%	3,348	18.38	Gateway, Inc. (100%)
Lightspan	1	64,800	100.0%	1,283	19.80	Lightspan Partnership (100%)
La Jolla Spectrum 1 & 2	2	156,653	100.0%	6,021	38.44	Torrey Mesa Research Institute (51%), Scripps Research Institute (49%)
Palomar Oaks Technology Park	6	170,406	82.2%	1,905	13.61	Unifet, Inc. (23%), TPR Group, Inc. (13%)
Towne Center Technology Park 4	1	105,358	100.0%	2,012	19.10	Gateway, Inc. (100%)
Highlands Corporate Center	5	205,191	93.4%	6,167	32.18	Vycera Communications, Inc. (12%)
11119 Torrey Pines Road	1	76,701	100.0%	1,531	19.97	Chase Manhattan Mortgage (100%)
Carroll Vista I & II	3	107,579	100.0%	2,156	20.04	Chugai Biopharmaceutical, Inc. (70%), Cardiodynanics International (17%), Peregrine Semiconductors (13%)

Southern California: San Diego	24	1,191,950	92.0%
Northern California: San Francisco Bay Area:
CarrAmerica Corporate Center	7	1,004,679	86.5%	21,314	24.53	AT&T (36%), Peoplesoft, Inc. (18%), Pacific Bell Mobile Services (14%), Safeway Inc. (14%)
Valley Business Park I	2	67,784	91.4%	750	12.10	Premier Devices, Inc. (35%), Multichip Assembly Inc. (17%), Acer Labs, Inc. USA (15%)
Bayshore Centre 2	1	94,874	0.0%	—	—	Building is vacant
Rincon Centre	3	201,178	88.4%	3,899	21.92	Toshiba America Electronics (31%), Propel Sofware Corp. (21%), Future Electronics Corp. (19%), GDA Technologies, Inc. (11%)
Valley Centre II	4	212,082	100.0%	3,187	15.03	Boston Scientific (100%)
Valley Office Centre	2	68,873	94.8%	2,007	30.72	Bank of America (21%), Quadrep, Inc. (13%)
Valley Centre	2	102,291	78.0%	1,585	19.87	Seagate Technology (40%), Numerical Technologies, Inc. (38%)
Valley Business Park II	6	166,928	80.4%	2,938	21.88	Pericom Semiconductor Corp. (40%)
Rio Robles	7	368,178	88.7%	1,498	4.59	Covad Communications Co. (23%), Pericom Semiconductor Corp. (21%), Vicace Networks, Inc. (14%), KLA Instruments Corp. (13%)
First Street Technology Center	1	67,582	0.0%	—	—	Building is vacant
Baytech Business Park	4	300,000	78.8%	4,756	20.13	Schlumberger Technologies, Inc. (50%), Caspian Networks (25%)
3571 North First Street	1	116,000	100.0%	3,341	28.80	Sun Microsystems, Inc. (100%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized Base Rent[3] (in thousands)	Average Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
San Mateo Center I	1	73,240	28.2%	580	28.13	ePOCRATES, Inc. (28%)
Oakmead West Land A-G	7	425,981	100.0%	10,345	24.29	Applied Materials, Inc. (52%), Proxim, Inc. (48%)
San Mateo II & III	2	141,427	75.9%	2,538	23.62	Blazent, Inc. (11%)
Hacienda West	2	207,288	89.2%	5,508	29.77	Paychex, Inc. (13%), Sun Microsystems, Inc. (13%)
Sunnyvale Technology Center	5	165,520	100.0%	3,611	21.82	Lattice Semiconductor Corp. (51%), BMC Software (25%), Nokia Internet Comm., Inc. (12%), Metelics Corp. (12%)
Clarify Corporate Center 1, 2, 3, 4	4	258,048	100.0%	7,566	29.32	Nortel Networks, Inc. (100%)
Valley Technology Center 1, 2, 3, 4, 5, 6 & 7	7	460,590	100.0%	11,678	25.35	Lattice Semiconductor Corp. (29%), TSMC North America, Inc. (24%), Fore Systems, Inc. (18%), Navisite, Inc. (14%)
Golden Gateway Commons	3	276,370	92.1%	8,711	34.24	Sharper Image Corporation (21%), Norcal Mutual Ins. (19%), ABM Industries, Inc. (11%)
Techmart Commerce Center	1	267,735	92.4%	8,590	34.73	Network Conference Co., Inc. (13%)
Fremont Technology Park 1, 2, 3	3	139,304	86.3%	1,511	12.57	Flash Electronics, Inc. (32%), Bandwidth Unlimited, Inc. (29%), Intervideo, Inc. (25%)
Mountain View Gateway Center	2	236,400	100.0%	5,452	23.06	KPMG LLP (57%), Netscape Communications (43%)
Stanford Research Park[6]	2	89,595	100.0%	4,218	47.08	Merrill Lynch (56%), McKinsey & Company, Inc. (44%)
500 Forbes	1	155,685	100.0%	5,698	36.60	Cell Genesys, Inc. (100%)

Northern California: San Francisco Bay	80	5,667,632	88.3%
Portland, OR:
Sunset Corporate Park	3	132,531	60.0%	1,057	13.30	Volkswagen of America, Inc. (34%)
Rock Creek Corp Center	3	142,662	100.0%	3,227	22.62	Corillian Corp. (86%), University of Phoenix (14%)

Portland	6	275,193	80.7%
Seattle, WA:
Redmond East	10	396,497	90.5%	5,269	14.69	Avaya, Inc, (21%), Cardiac Pacemakers Inc. (20%), Genetic Systems (14%), Riverdeep Group (12%)
Redmond Hilltop B & C	2	90,880	100.0%	1,523	16.76	Concur Technologies (90%), Citrix Systems, Inc. (10%)
Canyon Park	6	316,667	99.5%	5,095	16.16	Icos Corp. (28%), Targeted Genetics Corp. (24%), Fedex (14%), Skeletech, Inc. (12%)
Willow Creek	1	96,179	100.0%	1,138	11.83	Data I/O Corporation (100%)
Willow Creek Corp. Center 1, 2, 3, 4, 5, 6	6	326,445	14.0%	693	15.16	No tenant occupies 10%
Canyon Park Commons 1, 2, 4	3	176,846	100.0%	2,498	14.13	Washington Mutual Bank (62%), AT&T Wireless Services, Inc. (38%)
Canyon Park	1	95,290	100.0%	1,532	16.08	Safeco Insurance Co. (100%)

Seattle	29	1,498,804	78.7%
Pacific Region Subtotal	177	10,262,665	87.9%
CENTRAL REGION
Austin, TX:
City View Centre	3	137,185	48.0%	902	13.70	Oasis Design, Inc. (20%)
City View Center	1	128,716	100.0%	1,456	11.31	Broadwing Telecommunications (100%)
Tower of the Hills	2	166,149	93.3%	2,697	17.40	Texas Guaranteed Student Loan (69%)

Austin	6	432,050	80.9%
Chicago, IL:
Parkway North I	1	249,259	37.8%	1,846	19.59	No tenant occupies 10%
333 E. and 377 E. Butterfield Road	2	366,497	66.7%	3,363	13.76	Washington Mutual Bank (17%)
The Crossings	1	291,695	78.8%	3,740	16.27	Abercrombie & Kent International (15%), Interface Software, Inc. (12%)
Bannockburn I & II	2	209,447	83.3%	2,824	16.18	IMC Global, Inc. (34%), Shindengen America, Inc. (17%)
Bannockburn IV	1	108,801	95.5%	1,810	17.41	Abbott Laboratories (12%), Orren Pickell Builders, Inc. (11%)

Chicago	7	1,225,699	69.1%

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized Base Rent[3] (in thousands)	Average Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Dallas, TX:
Cedar Maple Plaza	3	113,117	86.7%	2,247	22.92	A. G. Edwards & Sons, Inc. (11%)
Quorum North	1	115,846	60.3%	1,286	18.41	Digital Matrix Systems, Inc. (20%)
Quorum Place	1	178,504	76.3%	1,628	11.94	Lockwood Greene Engineers (11%)
Tollway Plaza 1, 2	2	359,903	94.3%	7,667	22.58	Sun Microsystems, Inc. (27%), Americorp Relocation Mgmt. (10%)
Two Mission Park	1	77,363	74.6%	872	15.13	7-Eleven, Inc. (20%), Bland, Garvey, Eads, Medlock (18%)
5000 Quorum	1	161,534	68.3%	1,983	17.98	No tenant occupies 10%

Dallas	9	1,006,267	80.7%
Central Region Subtotal	22	2,664,016	75.4%
MOUNTAIN REGION
Denver, CO:
Harlequin Plaza	2	324,601	89.8%	5,084	17.43	Travelers Insurance Co. (24%), Bellco Credit Union (17%), Regis University (12%)
Quebec Court I	1	130,000	100.0%	2,469	19.00	Time Warner Communications (100%)
Quebec Court II	1	157,294	100.0%	2,694	17.13	Tele-Communications, Inc. (100%)
Quebec Centre	3	106,865	87.3%	1,692	18.15	Team Lending Concepts, LLC (14%), Eonbusiness Corp. (12%), Walberg, Dagner & Tucker, P.C. (11%)
Dry Creek 2 & 3	2	185,957	92.3%	2,693	15.68	Comcast Cable Communications (50%), Peerless Insurance Co. (18%), Radiology Imaging Associates (18%)

Denver	9	904,717	93.3%
Phoenix, AZ:
Qwest Communications	4	532,506	100.0%	10,254	19.26	Qwest Communications (100%)
Salt Lake City, UT:
Sorenson Research Park	5	281,246	96.6%	3,653	13.45	Convergys Customer Mgmt (47%), ITT Educational Services, Inc. (15%)
Wasatch Corporate Center	3	178,231	81.7%	2,228	15.30	Advanta Bank Corp. (28%), Achieveglobal, Inc. (16%), Fonix Corp. (14%), Musician’s Friend, Inc. (14%)
Wasatch Corporate Center 18	1	49,566	11.1%	2	0.37	No tenant occupies 10%
Sorenson X	1	41,288	100.0%	796	19.28	EDS Information Services LLC (63%), Volvo Commercial Credit (13%), WFS Financial, Inc. (11%), Best Buy Stores (10%)
Creekside I & II	1	78,000	100.0%	1,108	14.21	3Com Corporation (100%)

Salt Lake City	11	628,331	86.2%
Mountain Region Subtotal	24	2,065,554	92.9%
Total Consolidated Properties	259	20,393,196		409,045
Weighted Average			87.8%		22.85
Unconsolidated Properties
Washington, D.C.:
1919 Pennsylvania Avenue[8]	1	328,817	99.5%	9,271	38.39	A. C. Corporation (24%), Mortgage Bankers Assoc. (22%), Cole, Raywid & Braverman, LLP (17%), Porter Wright Morris (13%), Jenkens & Gilchrist (12%)
2025 M Street[8]	1	245,303	99.5%	5,093	29.14	Radio Free Asia (32%), Smith, Bucklin & Assoc. (27%), Akin Gump (11%)
1201 F Street[12]	1	226,922	99.6%	7,262	32.38	Cadwalader, Wickersham (21%), Charles River Assoc., Inc. (20%), Health Insurance Assoc. (18%), National Federation of Independent Business (17%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized Base Rent[3] (in thousands)	Average Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Bond Building[9]	1	162,182	98.7%	5,425	33.45	GSA (97%)
Booz-Allen & Hamilton Building[10]	1	222,989	100.0%	3,918	17.57	Booz-Allen & Hamilton (100%)
Portland, OR:
GM Call Center[11]	1	103,279	100.0%	1,288	12.47	GM Call Center (100%)
Chicago, IL:
Parkway 3, 4, 5, 6, 9, 10[12]	6	771,945	78.7%	11,010	18.69	Fujisawa Healthcare, Inc. (22%), CITI Commerce Solutions, Inc. (17%), Shand Morahan & Co. (11%)
Dallas, TX:
Royal Ridge Phase II, A, B12	4	505,677	99.2%	8,062	16.10	Verizon (23%), Capital One Services (20%), American Honda Finance Corp. (10%)
Custer Court[8]	1	120,838	62.4%	1,167	15.48	DGI Technologies, Inc. (26%), Aurora Loan Services Inc. (18%), Advanced Fibre Communication (16%)
Austin, TX:
300 W. Sixth St.[13]	1	446,391	69.5%	6,372	17.64	Clark, Thomas & Winters, P.C. (23%), Akin, Gump (20%), AVP Management Services, Inc. (10%)
Riata Corporate[12]	8	673,622	88.4%	9,662	16.23	Janus Capital (47%), Pervasive Software, Inc. (14%)
Riata Crossing[12]	4	324,056	100.0%	6,453	20.49	EDS (84%)
Orange County/Los Angeles
10 UCP13	1	775,353	82.0%	20,103	31.61	Vivendi Universal (48%)
1888 Century Park[12]	1	474,070	72.8%	9,736	27.37	SCPIE Holdings, Inc. (22%)
Denver, CO:
Panorama I, II, III, V, VIII, X12	6	664,050	97.9%	11,938	18.37	Charles Schwab & Co., Inc. (41%), AT&T Corp. (13%)

Total Unconsolidated Properties	38	6,045,494		116,760

Weighted Average			88.1%		21.92
Total All Operating Properties:	297	26,438,690		$525,805

Weighted Average			87.9%		22.63

[1]	Includes office, retail, parking space and storage.

[2]	Includes spaces for leases that have been executed and have commenced as of December 31, 2003.

[3]	Total annualized base rent equals total original base rent, including historical contractual increases and excluding (i) percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.

[4]	Calculated as total annualized base rent divided by net rentable area leased.

[5]	Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).

[6]	We own the improvements on the property and have a leasehold interest in all the underlying land.

[7]	We hold a majority ownership interest through a joint venture.

[8]	We own 49% through a joint venture.

[9]	We own 15% through a joint venture.

[10]	We own 50% through a joint venture.

[11]	We own 16% through a joint venture.

[12]	We own 35% through a joint venture.

[13]	We own 20% through a joint venture.

Insurance

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. Our insurance costs increased significantly in mid-2002. Due to various factors and coverage changes, as described below, our premiums for the 2003-2004 renewal period were relatively unchanged from the 2002-2003 period.

As a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”), we elected to purchase the TRIA coverage upon our 2003 insurance renewal rather than stand alone coverage. Our TRIA insurance coverage is up to $500 million for foreign certified terrorist acts and also includes $25 million of coverage for domestic terrorism. However, TRIA currently only mandates that carriers provide such coverage through 2004. In addition, coverage under TRIA includes only physical damage and does not include losses due to biological, chemical or radioactive contamination. The failure of the government to renew or extend TRIA or the lack of coverage for the types of contamination not covered by TRIA could cause terrorism insurance to be prohibitively expensive and could have a material adverse effect on our financial results if a building we own becomes uninhabitable as a result of a biological, chemical, radioactive or other contamination.

In 2003, due to the rising cost of California earthquake insurance, we reviewed our probable maximum loss (“PML”) and industry practice related to earthquake coverage for various factors. As a result of this review, we determined that it was possible to lower our earthquake coverage from $200 million to $150 million. We believe this will be sufficient coverage but there can be no assurance that such coverage will adequately compensate us for any loss, that our coverage would continue after a loss, or that a loss, even if covered, would not have a material adverse effect on our business, financial condition or results of operations.

Occupancy, Average Rentals and Lease Expirations

As of December 31, 2003, 87.8% of our aggregate net rentable square footage in 259 consolidated stabilized office buildings was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past five years for the stabilized consolidated operating properties:

December 31,	Percent Leased at Year End	Average Annualized Rent/Leased Sq. Ft.[1]	Number of Consolidated Properties
2003	87.8%	$26.31	259
2002	92.3%	25.91	260
2001	95.3%	25.02	254
2000	97.4%	23.77	252
1999	97.4%	21.66	271

[1]	Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in buildings under lease at year end.

The following table is a schedule of our lease expirations for leases in place as of December 31, 2003 for the 259 consolidated operating office buildings, assuming no tenants exercise renewal options:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)	Annual Base Rent Under Expiring Leases (000’s)	Percent of Total Annual Base Rent Represented by Expiring Leases
2004	2,418,508	$49,960	12.0%
2005	2,105,530	45,963	11.1%
2006	2,398,307	58,994	14.2%
2007	2,699,431	63,785	15.4%
2008	2,499,006	48,918	11.8%
2009	1,832,854	36,492	8.8%
2010	799,356	19,769	4.8%
2011	461,169	9,338	2.3%
2012	1,081,831	26,900	6.5%
2013	502,294	7,775	1.9%
2014 and thereafter	1,109,291	47,054	11.2%

Mortgage Financing

As of December 31, 2003, some of our consolidated operating properties were subject to fixed rate mortgage indebtedness. The total of these mortgages was $390.0 million secured by 42 of our operating office buildings. Our fixed rate mortgage debt as of December 31, 2003 bore an effective weighted average interest rate of 7.88% and had a weighted average maturity of 5.0 years (assuming loans callable before maturity are called as early as possible). The following table details information regarding the mortgage indebtedness for the consolidated operating properties as of December 31, 2003.

Property	Interest Rate	Principal Balance (000’s)	Maturity Date	Annual Debt Service (000’s)	Estimated Balance Due at Maturity (000’s)
900 19th St.	8.25%	14,453	7/15/19	1,656	—	[1]
Canyon Park Commons	9.13%	4,345	12/1/04	714	4,071
Qwest Communications	7.92%	9,018	12/1/05	4,332	—
Qwest Communications	7.92%	2,735	12/1/05	1,378	—
Qwest Communications	7.92%	4,103	12/1/05	2,067	—
Qwest Communications	7.92%	4,103	12/1/05	2,067	—
Redmond East	8.38%	25,146	1/1/06	2,648	24,022	[2]
Glenridge/Midori/ Waterford/Parkwood	7.20%	17,049	1/1/06	2,126	15,209	[3]
Wasatch Corporate Center	8.15%	11,496	1/2/07	1,220	10,569
2600 West Olive	6.75%	18,385	1/1/09	1,524	16,739
Palomar Oaks	8.85%	9,261	4/1/09	1,025	7,925
1255 23rd St	8.12%	36,901	4/1/09	3,584	33,062
1730 Penn/ International Square	8.12%	176,988	4/1/09	17,190	158,571
South Coast	7.13%	14,384	6/10/09	1,287	12,660
1775 Penn	7.63%	11,467	9/1/09	1,020	—
Holcomb Place	8.25%	3,185	11/1/06	338	2,945
Sorenson	7.75%	1,859	7/1/11	328	—
Sorenson	8.88%	1,421	5/1/17	182	—	[4]
1717 Penn	6.13%	23,497	2/1/09	1,921	21,431
1717 Penn	0.50%	244	2/1/09	48	—
Total	7.88%	$390,040		$46,655

1.	Note paid in full 2/2/04.

2.	Prepayable after 12/19/05 at the rates stated in the loan documents.

3.	Prepayable at the rates stated in the loan documents.

4.	Note paid in full 2/9/04.

For additional information regarding our office properties and their operation, see “Item 1. Business.”

Item 3.	LEGAL PROCEEDINGS

HQ Global Stockholders

We are currently involved in a lawsuit filed in April 2000 by two stockholders of HQ Global arising out of the June 2000 merger transaction involving HQ Global and VANTAS Incorporated. These two stockholders originally brought claims against HQ Global, the board of directors of HQ Global, FrontLine Capital Group and us in Delaware Chancery Court. The two stockholders allege that, in connection with the merger transaction, we breached our fiduciary duties to the two stockholders and breached a contract with the stockholders. The claim relates principally to the allocation of consideration paid to us with respect to our interest in an affiliate of HQ Global that conducted international executive suites operations. The stockholders asked the court to rescind the transaction, or in the alternative to award compensatory and rescissory damages. The court determined that it would not rescind the merger transaction, but held open the possibility that compensatory damages could be awarded or that another equitable remedy might be available.

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Thomas A. Carr, Oliver T. Carr, Jr. and Philip Hawkins, who currently serve as directors and/or executive officers of us, with respect to any losses incurred by them arising out of the above litigation (as well as related litigation that was resolved in our favor in the second quarter of 2003), if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global has not satisfied its indemnity obligation to these directors and is not considered likely to do so in the future. As a result, we have paid the costs incurred by these directors in connection with the above litigation. We have paid approximately $747,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors for this suit and the related litigation that was resolved in our favor in the second quarter of 2003.

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

Broadband Office, Inc.

On May 8, 2003, Broadband Office, Inc. (Broadband Office) and the official committee of unsecured creditors of Broadband Office Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware against a group of REITs, real estate operating companies and individuals, including us, our subsidiaries and Philip Hawkins, our President and Chief Operating Officer, relating to the formation, management and capitalization of Broadband Office. We were an equity investor in and customer of Broadband Office, and, at our request, Mr. Hawkins served as a member of the board of directors of Broadband Office until his resignation from the board of Broadband Office on May 2, 2001. Broadband Office filed for bankruptcy protection on May 9, 2001. The complaint, among other things, alleges, breaches of fiduciary duties by us and Mr. Hawkins as a member of the Broadband Office board, seeks to recharacterize our investment as a holder of common stock to be one as a general unsecured creditor and/or as a general partner responsible jointly with all other alleged general partners for the outstanding debts of the corporation, and also seeks recovery of alleged preference payments made to us or our subsidiaries. The plaintiffs seek relief in an amount in excess of $300 million jointly and severally from all defendants. Our board of directors has determined that, based on Maryland law and our charter, we are permitted to indemnify Mr. Hawkins in connection with these claims, and has authorized us to advance to or on behalf of Mr. Hawkins his costs and expenses incurred in defending this claim. Currently our legal counsel is also defending Mr. Hawkins in this matter and we are paying those legal fees directly. If it is later determined that Mr. Hawkins was not entitled to indemnification under Maryland law or our charter, Mr. Hawkins has agreed to reimburse us for any costs or expenses advanced to him or on his behalf. On October 29, 2003, we filed a motion to dismiss all claims asserted in the complaint. Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to either predict the outcome of or estimate a range of potential loss associated with, this litigation including our agreement to indemnify Mr. Hawkins. We dispute the plaintiffs’ claims and intend to vigorously defend this matter. While we believe that the outcome of this matter will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If this matter is not resolved in our favor, there exists the possibility of a material adverse impact on our financial condition and results of operations when the matter is resolved.

Winstar Communications

September 3, 2003, Winstar Communications and several affiliated entities (Winstar) brought suit against us, a number of other leading commercial real estate companies and the Building Owners and Managers Association International and Building Owners and Managers Association of New Jersey trade associations (BOMA). The suit asserts claims for violations of federal and state antitrust law, federal communications law, state business tort law, and seeks both monetary damages of an unspecified amount and injunctive relief. The claims are premised upon allegations that the real estate firms, through and with BOMA, colluded and agreed to deny Winstar necessary access to commercial real estate by denying Winstar access and/or charging Winstar disadvantageous and discriminatory fees that were higher than those charged to the incumbent local telephone companies. As a result of this alleged collusive conduct, Winstar claims that it has been damaged in its ability to provide competitive telecommunications services to customers leasing office space in the defendants’ commercial real estate properties.

Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to either predict the outcome of, or estimate a range of potential loss associated with, this litigation. We dispute the plaintiffs’ claims and intend to vigorously defend this matter. While we believe that the outcome of this matter will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If this matter is not resolved in our favor, there exists the possibility of a material adverse impact on our financial condition and results of operations when the matter is resolved.

Other Proceedings

We are party to a variety of other legal proceedings arising in the ordinary course of business. All of these matters, taken together, are not expected to have a material adverse impact on us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CRE.” As of December 31, 2003, there were 305 stockholders of record. The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape, and the dividends paid per share of common stock for each quarterly period for the past two years.

2003	1Q	2Q	3Q	4Q	Full Year
High	$25.60	28.76	30.00	31.62	31.62

Low	23.25	25.23	27.40	28.31	23.25

Dividend	0.50	0.50	0.50	0.50	2.00

2002	1Q	2Q	3Q	4Q	Full Year
High	$31.76	33.30	30.75	25.88	33.30

Low	29.10	29.74	23.72	21.94	21.94

Dividend	0.50	0.50	0.50	0.50	2.00

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

The following table sets forth the approximate taxability of common stock distributions paid in 2003, 2002, and 2001:

	2003	2002	2001
Ordinary income	79%	100%	92%
Capital gain	—	—	8%
Non-taxable distribution	21%	—	—

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

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10K:

(In thousands, except per share data)	Year Ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Real Estate Operating Revenue (from continuing operations):
Rental revenue	$491,944	$495,385	$487,028	$516,183	$486,353
Real estate service revenue	24,337	24,538	31,037	26,172	17,054
Income from continuing operations	59,948	83,463	69,545	140,142	146,321
Income (loss) from discontinued operations[1]	2,672	6,757	9,516	7,473	(3,104)
Gain on sale of discontinued operations, net of tax[1]	10,317	19,085	—	31,852	—
Dividends paid to common stockholders	104,293	105,929	114,106	123,245	125,876
Share and Per Share Data:
Basic income from continuing operations[2]	0.64	0.92	0.57	1.59	1.64
Diluted income from continuing operations[2]	0.64	0.91	0.56	1.55	1.64
Income (loss) from discontinued operations - diluted	0.05	0.13	0.16	0.11	(0.05)
Gain on sale of discontinued operations - diluted	0.20	0.35	—	0.47	—
Dividends paid to common shareholders	2.00	2.00	1.85	1.85	1.85
Weighted average shares outstanding - basic	51,913	52,817	61,010	66,221	67,858
Weighted average shares outstanding - diluted	52,573	53,727	62,442	67,649	67,982

(In thousands)	As of or for the Year Ended December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Real estate, before accumulated depreciation	$3,133,506	$3,031,155	$2,901,195	$2,830,413	$3,082,998
Total assets	2,836,018	2,817,920	2,778,543	3,072,841	3,479,072
Mortgages and notes payable	1,727,648	1,603,949	1,399,230	1,204,007	1,594,399
Minority interest	70,456	76,222	83,393	89,687	92,586
Total stockholders’ equity	907,571	997,791	1,177,807	1,646,706	1,686,715
Total common shares outstanding	52,881	51,836	51,965	65,018	66,826
Other Data:
Net cash provided by operating activities	$167,140	$212,119	$220,830	$179,054	$175,069
Net cash (used by) provided by investing activities	(89,604)	(44,066)	101,204	567,477	83,647
Net cash used by financing activities	(78,475)	(170,972)	(338,581)	(773,713)	(238,366)

[1]	In 2002 and 2003, we sold or held for sale operating properties whose operations and gain are classified as discontinued operations for all years presented. For the years, 1999-2000, discontinued operations also includes HQ Global.

[2]	EPS for 2002 has been restated for the retroactive application of EITF Issue D-42 to reflect original issuance costs associated with preferred stock redeemed as a reduction of net income available to common shareholders in calculating EPS. The effect of this change was to retroactively reduce EPS by $0.09 per share in 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years. The number of operating office buildings that we owned and were consolidated in the financial statements were 259 in 2003, 260 in 2002 and 254 in 2001.

As a result of the recent weak economic climate, the office real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. With respect to our four largest markets, Washington, D.C., Southern California and Eastside Seattle experienced positive net absorption and decreasing vacancy rates in 2003. Within the Washington, D.C. region, Northern Virginia’s vacancy rates declined in 2003 while downtown Washington, D.C.’s vacancy rate increased slightly due to construction deliveries. However, with a vacancy rate of 8.4% at the end of 2003, downtown Washington, D.C. remains one of the healthiest markets in the United States. Northern California has experienced some positive net absorption in small pockets, but overall the market has continued to show negative net absorption and increased vacancy rates. We expect Northern California’s office rental market recovery to lag behind our other markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until later in 2004. The occupancy in our portfolio of stabilized operating properties decreased to 87.8% at December 31, 2003 compared to 92.3% at December 31, 2002 and 95.3% at December 31, 2001. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets in 2004. Rental rates on space that was re-leased in 2003 and 2002 decreased an average of 12.3% and 12.1%, respectively, in comparison to rates that were in effect under expiring leases.

GENERAL

During 2003, we completed the following significant transactions:

•	We repurchased 322,600 shares of our common stock for approximately $7.9 million.

•	We redeemed 10.2 million shares of our Series B, C and D Redeemable Preferred Stock for $254.5 million excluding dividends.

•	We disposed of five operating properties and one parcel of land generating net proceeds of approximately $51.9 million.

•	We acquired interests in four operating properties, directly or through joint ventures, for an aggregate investment of $112.4 million, including assumed debt.

•	We issued 8.05 million shares of preferred stock for net proceeds of approximately $194.7 million.

At the end of 2003, we decided, based on their returns and market factors, that we will exit the Portland and Atlanta markets as soon as practicable. We expect to begin marketing these properties late in the first quarter of 2004. We intend to reinvest the proceeds from the sale of the Portland/Atlanta properties in other markets where we believe we will recognize a greater return on our invested capital. A summary of the net book value of the assets and operating results of our Portland and Atlanta properties as of and for the year ended December 31, 2003 is as follows:

	Amount (In thousands)	% of Total
Assets (net book value)	$206,402	7.3%
Rental revenue	33,663	6.5%
Property operating income[1]	19,683	6.2%

[1]	Property operating income is property operations revenue less property operating expenses.

During 2002, we completed the following significant transactions:

•	We issued $400.0 million of 7.125% senior unsecured notes in January 2002, $50.0 million of 5.261% senior unsecured notes in November 2002 and $175.0 million of 5.25% senior unsecured notes in November 2002.

•	We entered into interest rate swap agreements with notional amounts of $150.0 million and $175.0 million which hedge certain senior unsecured notes, effectively converting this fixed rate debt to variable rate debt.

•	We repurchased and redeemed an aggregate of approximately 5.8 million shares of our preferred stock for approximately $145.5 million.

•	We repurchased approximately 1.4 million shares of our common stock for approximately $35.9 million.

•	We acquired five operating properties for an aggregate purchase price of approximately $216.1 million, including assumed debt.

•	We disposed of four operating properties (one owned through a joint venture) for aggregate net proceeds of approximately $176.1 million.

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

We assess the useful lives of our assets on a regular basis. If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements and lease commissions, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial.

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

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental income over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental income over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired properties would affect the timing of recognition of the related revenue and expenses.

As a result of the bankruptcy of HQ Global, we were required to make estimates regarding our probable liability under guarantees of HQ Global’s performance under four office leases. After carefully evaluating the facts and circumstances of each property and developments in the bankruptcy proceedings, we accrued a loss of $8.7 million in 2002, our best estimate of the probable liability related to these guarantees. Our estimated loss was based on such factors as the expected period of vacancy for the space before it could be relet, expected rental rates and other factors. Circumstances surrounding these guarantees changed and we accrued a net additional loss of $0.8 million in 2003.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. Metro areas). For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts (and related accrued straight-line rents) by approximately $2.6 million, $7.1 million and $5.5 million for 2003, 2002 and 2001, respectively. The decrease in the addition to our provision for uncollectible accounts in 2003 was due primarily to a reduction in delinquent tenants as marginal tenants’ leases were terminated or sublet and the effects of an improving economy.

RESULTS OF OPERATIONS

Property Operations Revenue

Property operations revenue is summarized as follows:

	For the year ended December 31,			Variance
				2003 vs. 2002	2002 vs. 2001
(In millions)	2003	2002	2001
Minimum base rent	$411.7	$414.4	$411.2	$(2.7)	$3.2
Recoveries from tenants	62.0	67.4	63.9	(5.4)	3.5
Parking and other tenant charges	18.2	13.6	11.9	4.6	1.7

Property operations revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy rates in our buildings began to decline in most of our markets in late 2001 and continued to decline through 2002 and 2003. In second half of 2003, occupancy rates began to stabilize in most of our markets. The decline negatively affected our operating revenue. Occupancy in stabilized buildings (buildings in operation more than one year) by market as of December 31, 2003, 2002 and 2001 was as follows:

	December 31, 2003		December 31, 2002		December 31, 2001
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC Metro	3,710,396	96.6	3,522,714	96.7	2,929,089	99.1
Chicago	1,225,699	69.1	1,237,565	86.4	1,227,656	91.8
Atlanta	1,690,565	81.2	1,774,263	83.4	1,770,836	89.3
Dallas	1,006,267	80.7	1,007,309	86.6	1,611,951	97.0
Austin	432,050	80.9	432,083	88.0	626,278	83.5
Denver	904,717	93.3	815,529	97.8	815,788	97.1
Phoenix	532,506	100.0	532,506	100.0	532,506	100.0
Portland	275,193	80.7	275,193	80.7	275,193	90.8
Seattle	1,498,804	78.7	1,501,368	96.8	1,501,679	97.6
Salt Lake City	628,331	86.2	630,029	92.7	702,117	98.0
San Francisco Bay Area	5,667,632	88.3	5,507,607	94.7	5,416,697	96.5
Orange County/ Los Angeles	1,629,086	93.4	1,812,764	84.2	1,813,732	93.3
San Diego	1,191,950	92.0	1,254,095	95.8	1,069,709	93.5

Total	20,393,196	87.8	20,303,025	92.3	20,293,231	95.3

Minimum Base Rent

Minimum base rent decreased $2.7 million (0.7%) in 2003 compared to 2002 and increased $3.2 million (0.8%) in 2002 as compared to 2001. The decrease in minimum base rent in 2003 was due primarily to higher vacancies and lower rental rates ($23.0 million) partially offset by rents from buildings we acquired in 2003 and 2002 ($20.3 million). The increase in minimum base rent in 2002 was due primarily to higher base rents from buildings we acquired in 2002 ($8.6 million), partially offset by higher vacancies and lower rental rates ($5.8 million). We expect minimum base rent to continue to be under downward pressure into 2004 as a result of re-leasing space at lower rates than those that were in effect under expiring leases.

Our lease rollover by square footage and rent at December 31, 2003 is as follows:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)[1]	Annual Base Rent Under Expiring Leases (000’s)	Percent of Total Annual Base Rent Represented by Expiring Leases
2004	2,418,508	$49,960	12.0%
2005	2,105,530	45,963	11.1%
2006	2,398,307	58,994	14.2%
2007	2,699,431	63,785	15.4%
2008	2,499,006	48,918	11.8%
2009	1,832,854	36,492	8.8%
2010	799,356	19,769	4.8%
2011	461,169	9,338	2.3%
2012	1,081,831	26,900	6.5%
2013	502,294	7,775	1.9%
2014 and thereafter	1,109,291	47,054	11.2%

[1]	Does not include 2.5 million square feet of vacant space.

Recoveries from Tenants

Recoveries from tenants decreased $5.4 million (8.0%) in 2003 from 2002. The reduction in recoveries from tenants is primarily the result of higher vacancies and new base years for new and renewing tenants partially offset by building acquisitions. Recoveries from tenants increased $3.5 million (5.5%) in 2002 from 2001. The increase was due primarily to higher recoveries of real estate taxes and insurance expense which increased significantly in 2002 for the reasons discussed below.

Parking and Other Tenant Charges

Parking and other tenant charges increased $4.6 million (33.8%) in 2003 from 2002. Lease termination fees were $2.0 million higher in 2003 ($6.4 million) than 2002 ($4.4 million). Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease. Vacancies created as a result of these terminations negatively impact future rents until the space is relet. Other tenant charges increased $2.6 million in 2003 from 2002 due primarily to a fee to restore a tenant’s space ($1.2 million) and increased parking revenue, principally from acquired properties ($1.4 million). Parking and other tenant charges increased $1.7 million (14.3%) in 2002 from 2001. This increase was due primarily to higher lease termination fees.

Property Expenses

Property expenses are summarized as follows:

	For the year ended December 31,			Variance
				2003 vs. 2002	2002 vs. 2001
(In millions)	2003	2002	2001
Property operating expenses	$128.8	$125.1	$120.6	$3.7	$4.5
Real estate taxes	43.2	44.0	38.6	(0.8)	5.4

Property operating expenses increased $3.7 million (3.0%) in 2003 from 2002 due primarily to higher insurance expense ($2.4 million), repairs and maintenance ($2.0 million), ground rent ($1.2 million), utilities ($0.4 million) and salaries and benefits ($0.3 million). These increases were partially offset by lower bad debt expense ($4.5 million). The increase in insurance expense was due primarily to the effect of increases in our property and casualty insurance premiums and the cost of terrorism coverage upon renewal of our policies in June 2002. The increases in the other expenses are due primarily to expenses of properties acquired in 2003 and 2002. The decrease in bad debts is due primarily to a reduction in delinquent tenants as marginal tenants’ leases were terminated or sublet and the effects of an improving economy. Property operating expenses increased $4.5 million (3.7%) in 2002 from 2001 as a result of higher insurance expense ($5.0 million) and higher security costs ($0.9 million). The increase in insurance expense was due primarily to general increases in insurance premiums and the cost of terrorism coverage. These increases were partially offset by lower rent expense ($2.2 million) resulting from the termination of a master lease on a property in the Washington, D.C. Metro market.

Real estate taxes decreased $0.8 million (1.8%) in 2003 from 2002 as a result of real estate tax refunds and lower property assessments. Real estate taxes increased $5.4 million (14.0%) in 2002 from 2001 due primarily to higher tax assessments in the Washington, D.C. Metro market.

Property Operating Income

As discussed in note 15 of the Notes to Consolidated Financial Statements, property operating income is the performance measure used to assess the results of our real estate property operations segment. Property operating income, defined as property operations revenue less property expenses, is summarized as follows:

	For the year ended December 31,			Variance
				2003 vs. 2002	2002 vs. 2001
(In millions)	2003	2002	2001
Property operating income	$319.9	$326.3	$327.8	$(6.4)	$(1.5)
Property operating income percent	65.0%	65.9%	67.3%

Property operating income decreased $6.4 million (2.0%) in 2003 compared to 2002 due primarily to the impact of increased vacancies on rental income and recovery revenue in addition to higher property operating expenses. Property operating income as a percentage of property operations revenue declined to 65.0% in 2003 from 65.9% in 2002 for the same reasons. Property operating income decreased $1.5 million (0.5%) in 2002 compared to 2001. Property operating income as a percentage of property operations revenue declined to 65.9% in 2002 from 67.3% in 2001. These decreases are due primarily to increased vacancies.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, was relatively flat in 2003 compared to 2002. Real estate service revenue was flat as a result of decreased facilities and property management revenues ($0.7 million) partially offset by increased leasing fee revenues ($0.5 million). However, real estate service revenue in 2003 includes $2.1 million of one-time incentive fees related to development projects which offset a decrease in non-incentive based development fee revenue of approximately the same amount. Real estate service revenue decreased $6.5 million (20.9%) in 2002 from 2001. The decrease occurred primarily because we earned one-time incentive fees related to the development of properties in 2001 ($5.2 million) and because leasing activity related to properties we manage for others decreased as a result of the economic and rental market conditions discussed above

General and Administrative Expense

General and administrative expenses increased $1.1 million (2.7%) in 2003 from 2002 due primarily to higher payroll costs, including incentive compensation.

General and administrative expenses decreased $7.8 million (15.8%) in 2002 from 2001. This decrease was due primarily to lower costs as a result of the savings derived from completing the implementation of our Shared Service Center and completing portions of our internal process improvement efforts, reductions in incentive compensation and cost containment efforts.

Depreciation and Amortization

Depreciation and amortization increased $6.0 million (4.8%) in 2003 from 2002 due primarily to property acquisitions in 2003 and 2002, including the amortization of intangible assets related to property acquisitions ($7.4 million), partially offset by decreased tenant improvement and lease commission depreciation and amortization as a result of higher vacancies.

Depreciation and amortization increased $6.3 million (5.3%) in 2002 from 2001. The increase was due primarily to the acquisition of properties and development properties placed in service and the write-off of tenant improvement balances for defaulting tenants.

Interest Expense

Interest expense increased $5.5 million (5.5%) in 2003 from 2002. This increase was due primarily to higher debt levels ($192.6 million on average) to finance our repurchases of common and preferred stock in the latter half of 2002 and 2003 and our acquisitions of properties. The effect of this increase was partially offset by a decrease in our weighted average interest rate of approximately 50 basis points.

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

Other Income and Expense

Other income (expense) was $6.3 million, $(0.9) million and $(29.9) million in 2003, 2002 and 2001, respectively. Equity in earnings of unconsolidated entities decreased $0.2 million in 2003 from 2002 due to increased vacancies in the properties and the sale of one joint venture in the fourth quarter of 2002, partially offset by our equity in earnings of $0.6 million from new unconsolidated ventures in the second and fourth quarters of 2003. Equity in earnings from unconsolidated entities decreased $2.1 million in 2002 from 2001. This decrease was due primarily to decreased earnings of Carr Office Park, L.L.C. as a result of higher interest expense.

Other items affecting other income and expense included losses we accrued in 2003 and 2002 related to lease guarantees associated with HQ Global of $0.8 million and $8.7 million, respectively. In 2001, we recognized an impairment loss of $42.2 million related to our investment in HQ Global (see “Liquidity and Capital Resources” for additional discussion of these losses).

Gain on Sale of Properties, Impairment Losses on Real Estate and Discontinued Property Operations

The table below summarizes property sales for 2003, 2002 and 2001:

2003			2002			2001
Property Name	Sale Date	Square Footage	Property Name	Sale Date	Square Footage	Property Name	Sale Date	Square Footage
Wateridge	May-03	62,194	Wasatch 17	May-02	72,088	Camelback	Feb-01	201,373
Katella	Aug-03	80,609	Commons @			Pointe Corridor	Feb-01	178,114
Pacificare	Sep-03	104,377	Las Colinas	Aug-02	604,234	Four Gateway	Feb-01	136,817
Lakewood	Sep-03	80,816	Braker Point	Aug-02	195,230	Highland Park	Feb-01	78,970
Century Springs	Nov-03	95,206				The Grove at
						Black Canyon	Feb-01	104,571
						Concord Place	Feb-01	133,555

Total		423,202			871,552	Total		833,400

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs.

During 2003, we disposed of five operating properties and one parcel of land, recognizing a gain of $14.5 million, $10.3 million of which is classified as discontinued operations. We continue to manage two properties (Wateridge and Lakewood) under management agreements and the gain on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with the Katella, Pacificare and Century Springs properties and, accordingly, the gains on these sales and the operating results of the properties are classified as discontinued operations. We also recognized an impairment loss of $2.7 million on the Lakewood property in the second quarter of 2003, the sale of which closed in the third quarter of 2003; an impairment loss of $3.0 million on our Tower of the Hills property, the sale of which is expected to close in the first quarter of 2004; and an impairment loss of $1.5 million on land holdings. These impairment losses were recognized as the properties estimated fair market values less costs to sell were less than their carrying amounts.

During 2002, we disposed of four operating properties, recognizing a gain of $34.7 million, $19.1 million of which is classified as discontinued operations. This gain includes our share of gain on a sale of a property in which we held an interest through an unconsolidated entity ($4.9 million). We continued to manage two of the properties (Wasatch 17 and Braker Point) under management agreements and, accordingly, the operating results of the properties and the gains on the sales are not classified as discontinued operations due to our continuing involvement. We had no continuing involvement with Commons at Las Colinas and, accordingly, the gain on sale and results of operations of the property are classified as discontinued operations. We also recognized impairment losses of $2.5 million on land holdings.

During 2001, we disposed of seven operating properties, one property under development and three parcels of land held for development. We recognized a gain of $4.5 million on these transactions. We also recognized an impairment loss of $1.5 million on land holdings.

Discontinued operations - net operations of properties sold decreased $4.1 million for 2003 compared to 2002. The decrease in net operations of properties sold is due primarily to the Commons at Las Colinas which was sold in August 2002. The Commons at Las Colinas was a significantly larger property than the properties sold and included in discontinued operations in 2003. Discontinued operations - net operations of properties sold decreased $2.7 million for 2002 compared to 2001 for the same reason.

Operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	2003	2002	2001
Revenues	$6,673	$15,564	$20,581
Property expenses	2,862	3,634	3,636
Depreciation and amortization	1,139	5,173	7,429

	$2,672	$6,757	$9,516

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the year ended December 31,			Variance
				2003 vs. 2002	2002 vs. 2001
(In millions)	2003	2002	2001
Cash provided by operating activities	$167.1	$212.1	$220.8	$(45.0)	$(8.7)
Cash (used by) provided by investing activities	(89.6)	(44.1)	101.2	(45.5)	(145.3)
Cash used by financing activities	(78.5)	(171.0)	(338.6)	92.5	167.6

Operations generated $167.1 million of net cash in 2003 compared to $212.1 million in 2002 and $220.8 million in 2001. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses, including in 2001 income taxes relating to sales of properties and discontinued operations completed in 2000.

Our investing activities used net cash of $89.6 million in 2003 and $44.1 million in 2002 and provided net cash of $101.2 million in 2001. The change in cash flows from investing activities in 2003 is due primarily to decreased cash from dispositions of properties ($110.0 million) partially offset by decreased acquisitions and additions of real estate, including investments in joint ventures ($62.3 million). The change in cash flows from investing activities in 2002 was due primarily to increased acquisition and development of operating properties ($151.3 million). There were decreases in cash used for construction of properties ($24.7 million) and land acquisitions ($35.6 million) in 2002 due to lower levels of internal development activity. Distributions from unconsolidated entities also decreased in 2002, as 2001 included a distribution from Carr Office Park, L.L.C. ($77.9 million) of proceeds from third-party financing of its properties.

Our financing activities used net cash of $78.5 million in 2003 compared to $171.0 million in 2002 and $338.6 million in 2001. The decrease in net cash used by financing activities in 2003 from 2002 is due primarily to the issuance of preferred stock ($194.7 million) and lower dividend payments ($13.1 million) partially offset by higher share repurchases and redemptions ($81.0 million) and decreased net borrowings ($29.1 million). The decrease in net cash used by financing activities in 2002 from 2001 was due primarily to lower dividend payments ($11.3 million) and decreased stock repurchases ($246.9 million) partially offset by decreased net borrowings ($89.4 million).

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital are our real estate operations and our unsecured credit facility. As of December 31, 2003, we had approximately $4.3 million in cash and cash equivalents and $242.5 million available for borrowing under our unsecured credit facility. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

Our primary uses of cash are to fund distributions to stockholders, to fund capital investment in our existing portfolio of operating assets, and to fund new acquisitions and our development activities. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. We also regularly require capital to invest in our existing portfolio of operating assets in connection with large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired, and our leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

During 2004, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

•	Funding dividends on our common and preferred stock and making distributions to third party unit holders in certain of our subsidiaries;

•	Approximately $60 - $80 million to invest in our existing portfolio of operating assets, including approximately $50 - $70 million to fund tenant-related capital requirements;

•	Approximately $50 million to fund our expected property acquisitions (net of our expected property dispositions, $230 - $250 million, on a weighted-average basis):

•	$150 million to retire our 7.20% senior unsecured notes maturing July 2004, which we expect to pay at or before the scheduled maturity date from the proceeds of a new financing or other borrowings; and

•	Approximately $16 million to fund mezzanine loans we have committed to make in connection with two projects for which we are providing development management services.

We expect to meet our capital requirements using cash generated by our real estate operations, by refinancing our maturing senior unsecured notes, by borrowings on our unsecured credit facility, and from proceeds from the sale of properties. We could also raise additional debt or equity capital in the public market or fund acquisitions of properties through property-specific mortgage debt.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties and land, and to pay for construction in progress. However, as a result of general economic downturns, if our credit rating is downgraded, or if our properties do not perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to pay the dividend required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

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

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets, by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we intend to form a new wholly-owned partnership, CarrAmerica Realty Operating Partnership, L.P. (OP), to which we will contribute substantially all of our assets and liabilities, including the assumption of the obligations under our unsecured credit facility and our senior unsecured notes, in exchange for the general partnership interest and units of limited partnership in the OP.

Following the UPREIT restructuring, substantially all of our business will be conducted through the OP and our primary asset will be our interest in the OP. As an UPREIT, we anticipate that the OP will be able to issue units of limited partnership interest in the OP to tax-motivated sellers who contribute properties to the OP, thereby providing us with an additional source of capital to fund acquisitions of properties.

Real Estate Operations

As a result of the recent weak economic climate, the office real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. With respect to our four largest markets, Washington, D.C., Southern California and Eastside Seattle experienced positive net absorption and decreasing vacancy rates in 2003. Within the Washington, D.C. region, Northern Virginia’s vacancy rates declined in 2003 while downtown Washington, D.C.’s vacancy rate increased slightly due to construction deliveries. However, with a vacancy rate of 8.4% at the end of 2003, downtown Washington, D.C. remains one of the healthiest markets in the United States. Northern California has experienced some positive net absorption in small pockets, but overall the market has continued to show negative net absorption and increased vacancy rates. We expect Northern California’s office rental market recovery to lag behind our other markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until later in 2004.

The occupancy in our portfolio of stabilized operating properties decreased to 87.8% at December 31, 2003 compared to 92.3% at December 31, 2002 and 95.3% at December 31, 2001. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets in 2004. Rental rates on space that was re-leased in 2003 and 2002 decreased an average of 12.3% and 12.1%, respectively, in comparison to rates that were in effect under expiring leases. Although our top 25 tenants accounted for approximately 35.7% of our annualized minimum base rents, we believe that the diversity of our tenant base (no tenant accounted for more than 5% of annualized minimum base rents as of December 31, 2003) helps insulate us from the negative impact of tenant defaults and bankruptcies.

Debt Financing

We generally use unsecured, corporate-level debt, including senior unsecured notes and our unsecured credit facility, to meet our borrowing needs. As a component of this financing strategy, we continue to unencumber our assets where possible by repaying existing mortgage debt with unsecured debt. As of December 31, 2003, we had reduced our fixed rate mortgage debt to approximately $390.0 million, or 22.5% of our total debt, from $473.4 million, or 33.7% of our total debt, as of December 31, 2001.

We generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We will either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate.

We have three investment grade ratings. As of December 31, 2003, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a negative outlook to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Our total debt at December 31, 2003 is summarized as follows:

(In thousands)
Fixed rate mortgages	$390,040
Unsecured credit facility	243,500
Senior unsecured notes	1,100,000

1,733,540
Unamortized discount and fair value adjustment, net	(5,892)

$1,727,648

Our fixed rate mortgage debt bore an effective weighted average interest rate of 7.88% at December 31, 2003 and had a weighted average maturity of 5.0 years. $243.5 million (14.0%) of our total debt at December 31, 2003 bore a LIBOR-based variable interest rate and $325.0 million (18.7%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at December 31, 2003 was 1.85%.

Our primary external source of liquidity is our credit facility. We have a three-year, $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the facility for an additional year at our option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 1.85% as of December 31, 2003. As of December 31, 2003, $243.5 million was drawn on the credit facility, $14.0 million in letters of credit were outstanding, and we had $242.5 million available for borrowing. We are currently negotiating with our lenders regarding a new credit facility. If we are unable to reach agreeable terms on a new credit facility, we anticipate renewing our existing facility.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;

•	A minimum ratio of annual EBITDA to fixed charges;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets;

•	A maximum ratio of total debt to tangible fair market value of our assets; and

•	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations.

Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

As of December 31, 2003, we were in compliance with our loan covenants, however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. During the second quarter of 2003, we amended our credit agreement to increase our maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets (unencumbered leverage ratio) from 50% to 55% to allow for continuing covenant compliance. As of December 31, 2003, our unencumbered leverage ratio was 52%. Our unencumbered leverage ratio is most significantly impacted by two key factors: the purpose for which we incur any additional unsecured debt and the performance of our operating properties. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact our unencumbered leverage ratio as significantly as incurring additional unsecured debt for other purposes. The tangible fair market value of our unencumbered properties is calculated based on their operating income and our unencumbered leverage ratio could increase if the operating income of our unencumbered properties decreases. If our unencumbered leverage ratio increases further, it could impact our business and operations, including limiting our ability to incur additional unsecured debt, draw on our unsecured line of credit, which is our primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures.

We have senior unsecured notes outstanding at December 31, 2003 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.20% notes due in 2004	$150,000	$(113)	$2,058	$151,945
6.625% notes due in 2005	100,000	(743)	—	99,257
7.375% notes due in 2007	125,000	(507)	—	124,493
5.261% notes due in 2007	50,000	(117)	—	49,883
5.25% notes due in 2007	175,000	(1,061)	739	174,678
6.875% notes due in 2008	100,000	(1,722)	—	98,278
7.125% notes due in 2012	400,000	(4,426)	—	395,574

	$1,100,000	$(8,689)	$2,797	$1,094,108

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We are in compliance with our senior unsecured notes covenants as of December 31, 2003.

$150.0 million of senior unsecured notes mature in July 2004. We expect to pay the unsecured notes at or before the scheduled maturity date from proceeds of a new financing or credit facility borrowings. On February 2, 2004, we repaid a $14.5 million mortgage which was callable beginning July 1, 2004, and on February 9, 2004, we repaid a $1.4 million mortgage which would have matured May 1, 2017.

Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with J.P. Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2003, the fair value of the interest rate swaps was approximately $2.1 million. We recognized reductions in interest expense for the years ended December 31, 2003 and 2002 of approximately $4.9 million and $2.7 million, respectively, related to the swaps. As of December 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.9%.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with J.P. Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2003, the fair value of the interest rate swaps was approximately $0.7 million. We recognized reductions in interest expense for the years ended December 31, 2003 and 2002 of approximately $4.5 million and $0.4 million, respectively, related to the swaps. As of December 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.6%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we also purchased two interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75% which expire in September 2004. As of December 31, 2003, the fair market value of these interest rate caps was not material.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of December 31, 2003, the fair market value of this interest rate cap was not material.

Stock Repurchases and Dividends

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock for $50.0 million plus $0.2 million of accrued dividends. On October 12, 2003, we redeemed the remaining outstanding shares of our Series B, C and D Cumulative Redeemable Preferred Stock for $196.3 million plus $1.3 million of accrued dividends. Including these redemptions, during 2003, we repurchased or redeemed 10,184,167 shares of our preferred stock for approximately $254.5 million, excluding accrued dividends.

On September 7, 2002, we redeemed 4.0 million shares of our Series B Cumulative Redeemable Preferred Stock for $100.0 million plus accrued dividends of $5.5 million. Additionally, during 2002, we repurchased 1.8 million shares of our preferred stock for approximately $45.5 million.

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the 9.2 million shares repurchased from Security Capital in November 2001 and our preferred stock redemptions of 4.0 million, 2.0 million and 7.9 million shares in September 2002, March 2003 and October 2003, respectively, which were separately approved. Since the start of this program in mid-2000 through 2003, we have acquired approximately 10.4 million of our common shares for an aggregate purchase price of approximately $296.9 million, including 322,600 shares for approximately $7.9 million in 2003. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Directors, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to stockholders. The table below details our dividend and distribution payments for 2003 and 2002.

(In thousands)	2003	2002
Preferred stock dividends	$18,021	$30,055
Unit distributions	12,031	11,075
Common stock dividends	105,232	107,255

	$135,284	$148,385

Cash flows from operations is an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations declined from $212.1 million in 2002 to $167.1 million in 2003 due in part to increased vacancy rates in our office property portfolio. If our cash flows from operations continue to decline, we may be unable to sustain our dividend payment at its current rate. In addition, under our line of credit, we generally are restricted from paying dividends that would exceed 90% of our funds from operations during any four-quarter period.

Capital Commitments

We will require capital for development projects currently underway and in the future. As of December 31, 2003, we had a residential project with 29 condominium units under development. We undertook this wholly-owned project in conjunction with an office development project in a joint venture. Our total investment in the residential project is expected to be $20.4 million. As of December 31, 2003, we had invested $17.4 million in this project. We sold a majority of the condominium units in 2003 and we expect to sell the remaining units in 2004. As of December 31, 2003, we also had a 476,000 rentable square foot office building under construction, of which 252,000 rentable square feet had been placed in service, in a joint venture project in which we own a minority interest. This project is expected to cost $159.0 million, of which our total investment is expected to be approximately $47.7 million. Through December 31, 2003, approximately $133.6 million or 84.0% of total project costs had been expended on this project. We have financed our investment in both our wholly owned and our joint venture project under construction at December 31, 2003 primarily from borrowings under our credit facility. We expect that our credit facility and project-specific financing of selected assets will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

Below is a summary of certain obligations that will require significant capital:

(In thousands)	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt[1]	$1,733,540	$414,749	$535,191	$360,918	$422,682
Operating leases - land[2]	278,617	4,201	12,603	8,402	253,411
Operating leases - building[2]	16,592	1,477	4,514	3,081	7,520
Estimated development commitments[3]	3,000	3,000	—	—	—
Mezzanine loan funding[4]	29,382	15,706	13,676	—	—
Tenant-related capital[5]	56,000	19,300	35,200	—	1,500
Building capital[6]	3,100	3,100	—	—	—

[1].	See note 2 of Notes to Consolidated Financial Statements.

[2].	See notes 4 and 7 of Notes to Consolidated Financial Statements.

[3].	Estimated costs to complete residential project under construction.

[4].	Mezzanine financing commitments for Atlantic Building, Shakespeare Theatre and Square 320. See note 13 of Notes to Consolidated Financial Statements.

[5].	Committed tenant-related capital based on executed leases as of December 31, 2003.

[6].	Committed building capital additions based on contracts in place as of December 31, 2003.

We have various standing or renewable contracts with vendors. These contracts are all cancelable with immaterial or no cancellation penalties. Contract terms are generally one year or less. We are currently committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $50 million to $70 million in 2004. Due to the competitive office leasing market and higher vacancy rates, we expect that tenant-related capital costs will continue to remain high into 2005.

Unconsolidated Investments and Joint Ventures

We have minority ownership interests in two non-real estate operating companies, AgilQuest and essention, which we account for using the cost method and in which we invested $2.8 million and $1.7 million, respectively. We evaluate these investments regularly considering factors such as the companies’ progress against their business plans, their operating results and estimated fair values of their equity securities. Based on these evaluations, we recognized impairment losses of $1.1 million on our investment in AgilQuest in the fourth quarter of 2003 and $500,000 on our investment in essention in the fourth quarter of 2002. In the future, additional impairment charges related to our investments may be required.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method or the VIEs described below. In December 2003, the FASB issued a revised Interpretation No. 46 which modifies and clarifies various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 in 2003 also had no effect on our financial statements.

During 2003, we provided mezzanine loans and guaranties to third-parties for development management projects. The purpose of these VIEs is to build and own office buildings in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary of either entity and, accordingly, we do not consolidate them. Our maximum exposure to loss as of December 31, 2003 is $50.2 million, the sum of our notes receivable and the maximum exposure under the guaranties.

We do not have any off-balance sheet arrangements, other than those disclosed in our contractual obligations or as a guarantee, with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a future material effect on our financial condition, changes in our financial condition, our revenue or expenses, our results of operations, our liquidity, our capital expenditures or our capital resources.

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity or cost method, as appropriate, and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of December 31, 2003, we guaranteed $40.0 million of debt related to a joint venture and have provided completion guarantees related to three joint venture projects for which total costs are anticipated to be $265.3 million, of which $230.4 million had been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future.

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

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $8.1 million in 2003, $8.0 million in 2002 and $14.2 million in 2001. Accounts receivable from joint ventures and other affiliates were $0.7 million at December 31, 2003 and $1.7 million at December 31, 2002.

Guarantee Obligations

Our obligations under guarantee agreements at December 31, 2003 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	85,316,000	250,000
Loan[4]	Shakespeare Theater	Dec-04	16,500,000	175,000
Indemnification[5]	HQ Global		unknown	—
Loan[6]	Square 320	Mar-05	16,070,000	135,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.

2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.

4.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

5.	See Part I. Item 3: Legal Proceedings for further discussion.

6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

HQ Global Workplaces, Inc.

In 1997, we began making investments in HQ Global, a provider of executive office suites. On June 1, 2000, we, along with HQ Global, VANTAS Incorporated (VANTAS) and FrontLine Capital Group (FrontLine), consummated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interests in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. We received $377.3 million in cash in connection with these transactions. In addition, $140.5 million of debt which we had guaranteed was repaid with a portion of the cash proceeds. Following the transaction, we owned approximately 16% of the equity of HQ Global on a diluted basis and our investment had a carrying value of $42.2 million. FrontLine, the majority stockholder of HQ Global, announced in October 2001 that HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine term indebtedness, was in a forbearance period with HQ Global lenders and was actively negotiating with those lenders. In November 2001, FrontLine disclosed that it had recognized an impairment in the value of intangible assets relating to HQ Global due to HQ Global’s trend of operating losses and its inability to remain in compliance with the terms of its debt arrangements. Based on these factors, our analysis of the financial condition and operating results of HQ Global (which deteriorated significantly during 2001 as the economic slowdown reduced the demand for temporary office space, particularly from technology-related tenants) and the losses of key board members and executives by HQ Global, particularly in the last half of 2001, we determined in the fourth quarter of 2001, that our investment in HQ Global was impaired. We recorded a $42.2 million impairment charge, reducing the carrying value of our remaining investment in HQ Global to zero.

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

The second lease rejected by HQ Global is a sublease, which runs through March 2008, for approximately 26,000 square feet of space in downtown Manhattan. In June 2002, we received a demand for payment of the full amount of the guarantee. We joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that, due to the surrender of the premises by HQ Global and the deemed acceptance by the landlord under the sublease of that surrender by virtue of its use of the premises, the lease was terminated by the landlord under the sublease not later than February 28, 2003. In light of our defenses and the uncertainity of these proceedings, we had not previously accrued any expense related to the guarantee. However, on September 16, 2003, the bankruptcy court ruled that HQ Global did not effectively surrender the premises under the sublease and that the landlord under the sublease therefore could not be deemed to have accepted a surrender. In November 2003, we entered into a settlement agreement with the landlord under the sublease agreeing to pay $5.4 million in cash in one payment. We accrued a provision for loss for this settlement in the third quarter of 2003 and paid it in the fourth quarter of 2003.

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

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. The Interpretation requires certain disclosures, which we have included in note 13 of Notes to Consolidated Financial Statements. The adoption of Interpretation No. 45 on January 1, 2003 did not have a material effect on our financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method or the VIEs described below. In December 2003, the FASB issued a revised Interpretation No. 46 which modifies and clarifies various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 in 2003 also had no effect on our financial statements.

During 2003, we provided mezzanine loans and guaranties to third-parties for development management projects. The purpose of these VIEs is to build and own office buildings in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary of either entity and, accordingly, we do not consolidate them. Our maximum exposure to loss as of December 31, 2003 is $50.2 million, the sum of our notes receivable and the maximum exposure under the guaranties.

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

SFAS No. 150 was effective for us as of July 1, 2003. On October 29, 2003, the FASB indefinitely delayed the provision of the statement related to non-controlling interests in limited-life subsidiaries that are consolidated. Based on FASB’s deferral of this provision, adoption of SFAS No. 150 did not affect our financial statements. We determined that one of our consolidated partnerships was a limited-life entity. We estimate the fair value of the minority interest in this partnership at December 31, 2003 was approximately $9.5 million and the carrying value of the minority interest at that date was not significant. We are in the process of amending the partnership agreement to give the partnership an indefinite life.

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

We believe that FFO is helpful to investors as a measure of our performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains and losses on sales of real estate and real estate related depreciation and amortization, which can make periodic comparison of operating performance more difficult. Our management believes, however, that FFO, by excluding such items, which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates, can help compare the operating performance of a company’s real estate between periods or as compared to different companies. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than us.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the years presented:

(In thousands)	2003	2002	2001
Net income	$72,937	$109,305	$79,061
Adjustments
Minority interest	8,924	13,801	9,431
FFO allocable to Unitholders	(15,404)	(17,884)	(16,901)
Depreciation and amortization	138,433	137,245	131,909
Minority interests’ (non-Unitholders share of depreciation, amortization and net income)	(1,219)	(1,159)	(755)
Gain on sale of assets	(14,477)	(34,737)	(4,464)

FFO as defined by NAREIT[1]	$189,194	$206,571	$198,281

[1]	FFO as defined by NAREIT for the years ended December 31, 2003, 2002 and 2001, includes impairment losses on real estate of $7.3 million, $2.5 million and $1.5 million, respectively. Prior to the third quarter of 2003, we followed a practice of excluding such losses from FFO (except to the extent they related to land). However, we revised this practice based on clarification of the SEC staff’s position on the FFO treatment of impairment losses and guidance from NAREIT issued during the third quarter of 2003.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our future earnings and cash flows and the fair values of our financial instruments are dependent upon prevailing market rates. Market risk associated with financial instruments and derivative and commodity instruments is the risk of loss from adverse changes in market prices or rates. We manage our risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. We may also use derivative financial instruments at times to limit market risk. Derivative financial instruments may be used to convert variable rate debt to a fixed rate basis, to convert fixed rate debt to a variable rate basis or to hedge anticipated financing transactions. We use derivative financial instruments only for hedging purposes, and not for speculation or trading purposes.

On May 8, 2002, we entered into interest rate swap agreements with J.P. Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. Net semi-annual settlement payments are recognized as increases or decreases to interest expense. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2003, the fair value of the interest rate swaps was approximately $2.1 million. We recognized a reduction in interest expense for 2003 and 2002 of approximately $4.9 million and $2.7 million, respectively, related to the swaps. As of December 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.9%.

In conjunction with the issuance of $175.0 million of senior unsecured notes in November 2002, we entered into interest rate swap agreements with J.P. Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. Net semi-annual settlement payments are recognized as increases or decreases to interest expense. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2003, the fair value of the interest rate swaps was approximately $0.7 million. We recognized a reduction in interest expense for 2003 and 2002 of approximately $4.5 million and $0.4 million, respectively, related to the swaps. As of December 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.6%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we also purchased two interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75% which expire in September 2004. As of December 31, 2003, the fair market value of these interest rate caps was not material.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of December 31, 2003, the fair market value of this interest rate cap was not material.

If the market rates of interest on our credit facility change by 10% (or approximately 19 basis points), our annual interest expense would change by approximately $0.5 million. This assumes the amount outstanding under our credit facility remains at $243.5 million, our balance at December 31, 2003. The book value of our credit facility approximates market value at December 31, 2003.

If the market rates of interest on our interest rate swap agreements change by 10% (or approximately 32 basis points), our annual interest expense would change by approximately $1.1 million.

A change in interest rates generally does not impact future earnings and cash flows for fixed-rate debt instruments, except for those senior notes which have been hedged with interest rate swaps. As fixed-rate debt matures, and additional debt is incurred to fund the repayments of maturing loans, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of the fixed rate mortgages and senior unsecured debt maturities at December 31, 2003 (in thousands):

2004	$171,249
2005	157,624
2006	20,462
2007	357,105
2008	124,385
2009 & thereafter	659,215

$1,490,040

If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $30.1 million. The estimated fair market value of the fixed rate debt instruments and the senior unsecured notes at December 31, 2003 was $437.4 million and $1,185.6 million, respectively.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Item 15(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2003 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

PART III

Item 10.	Directors and Executive Officers of the Registrant

This information is hereby incorporated by reference to the material appearing in Part I of this Annual Report on Form 10-K and to the material appearing in the Notice of Annual Meeting of Stockholders (“Proxy Statement”) to be held on April 29, 2004 under the caption “Voting Securities and Principal Holders Thereof.”

Item 11.	Executive Compensation

This information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and security ownership of management information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities and Principal Holders Thereof.”

The following table summarizes our equity compensation plan information as of December 31, 2003.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weight-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	4,523,151	$26.79	1,089,426
Equity compensation plans not approved by security holders	—	—	—

Item 13.	Certain Relationships and Related Transactions

This information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services

This information is hereby incorporated by reference to the material appearing in the Proxy Statement under caption “Independent Auditors.”

Item 15.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K

15(a)(1) Financial Statements

Reference is made to the Index to Financial Statements and Schedules on page 61.

15(a)(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements and Schedules on page 61.

15(a)(3) Exhibits

1.1	Underwriting Agreement, dated as of January 8, 2002 between CarrAmerica Realty Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 11, 2002).

1.2	Terms Agreement, dated as of January 8, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., J.P. Morgan Securities Inc., Banc of America Securities LLC, First Union Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Commerzbank Capital Markets Corporation, Goldman, Sachs & Co., Legg Mason Wood Walker, Incorporated, PNC Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on January 11, 2002).

1.3	Terms Agreement, dated as of November 15, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., Banc of America Securities LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc., HSBC Securities (USA) Inc. and Wachovia Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on November 20, 2002).

1.4	Terms Agreement, dated as of November 15, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., Banc of America Securities LLC, J.P. Morgan Securities Inc., Goldman, Sachs & Co., Wachovia Securities, Inc., Commerzbank Capital Markets Corp., Legg Mason Wood Walker, Incorporated, PNC Capital Markets, Inc., U.S. Bancorp Piper Jaffray Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on November 25, 2002).

1.5	Underwriting Agreement, dated as of September 4, 2003, by and between CarrAmerica Realty Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 23, 2003).

1.6	Terms Agreement, dated as of September 4, 2003, by and among CarrAmerica Realty Corporation and the several underwriters named therein, for which Goldman, Sachs & Co. and Wachovia Capital Markets, LLC acted as representatives (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on September 23, 2003).

3.1	Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation, as amended on April 29, 1996 and April 30, 1996 (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

3.2	Articles of Amendment of Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.3	Second Amendment and Restatement of By-laws of CarrAmerica Realty Corporation (incorporated by references to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 12, 1997).

3.4	Articles of Amendment of Amended and Restated Articles of Incorporation of CarrAmerica Realty Corporation effective May 1, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003).

3.5	Third Amended and Restated By-Laws of CarrAmerica Realty Corporation adopted July 31, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003).

4.1	Indenture, dated as of July 1, 1997, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

4.2	Indenture, dated as of February 23, 1998, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 6.625% Notes due 2005 and 6.875% Notes due 2008, (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.3	Indenture, dated as of October 1, 1998 by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 1998).

4.4	Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2002).

4.5	Articles Supplementary relating to Series E Cumulative Redeemable Preferred Stock of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2003).

10.1	Amended and Restated Agreement of Limited Partnership of Carr Realty Holdings, L.P. dated as of December 31, 2003, filed herewith.

10.2	1993 Carr Realty Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-11, No. 33-53626).

10.3	1995 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, No. 33-92136).

10.4	First Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5	Second Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.6	1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 1996).

10.7	First Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Second Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Third Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.10	Fourth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.11	Fifth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s 1999 Annual Report on Form 10-K).

10.12	Noncompetition and Restriction Agreement by and among The Oliver Carr Company, Oliver T. Carr, Jr., Carr Realty Corporation and Carr Realty, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-11, No. 33-53626).

10.13

Consolidated, Amended and Restated Promissory Note dated March 19, 1999 from Carr Realty, L.P. to the

Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.21 of the Company’s 1999 Annual Report on Form 10-K).

10.14	Consent Agreement dated December 19, 2003 by and between the Northwestern Mutual Life Insurance Company and Capital 50 Associates, filed herewith.

10.15	Consent Agreement dated December 19, 2003 by and between the Northwestern Mutual Life Insurance Company and Carr Realty, L.P., filed herewith.

10.16

Consolidated, Amended and Restated Deed of Trust and Security Agreement dated March 19, 1999 by and among Carr Realty, L.P., William H. Norton, and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.22 of the Company’s 1999 Annual Report on Form 10-K).

10.17

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

10.20

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

10.24	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Linda Madrid, dated January 29, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

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

10.26

Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty L.P. in favor of Chase Manhattan Bank

(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.27	Amendment No. 3 to Revolving Credit Agreement and Ratification and Reaffirmation of Guaranty dated May 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

11.1	Statement regarding computation of per share earnings; reference is made to Notes to Financial Statements, Footnote 1(k).

12.1	Statement re: Computation of ratios

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, dated February 20, 2004.

24.1	Power of Attorney of Oliver T. Carr, Jr.

24.2	Power of Attorney of Andrew F. Brimmer.

24.3	Power of Attorney of Joan Carter.

24.4	Power of Attorney of Timothy Howard.

24.5	Power of Attorney of Wesley S. Williams, Jr.

24.6	Power of Attorney of Robert E. Torray

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated February 20, 2004.

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated February 20, 2004.

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated February 20, 2004.

15(b) Reports on Form 8-K

None

15(c) Exhibits

The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(d) Financial Statements

The financial statements required by this item are included in the list set forth in response to Item 15(a)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on February 20, 2004.

CARRAMERICA REALTY CORPORATION a Maryland corporation

By:	/s/ THOMAS A. CARR

Thomas A. Carr Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20. 2004.

Signature	Title

/s/ THOMAS A. CARR Thomas A. Carr	Chairman of the Board, Chief Executive Officer and Director

/s/ PHILIP L. HAWKINS Philip L. Hawkins	President, Chief Operating Officer and Director

/s/ STEPHEN E. RIFFEE Stephen E. Riffee	ChiefFinancial Officer

/s/ KURT A. HEISTER Kurt A. Heister	Senior Vice President and Controller

* Andrew F. Brimmer	Director

* Oliver T. Carr, Jr.	Director

* Joan Carter	Director

* Timothy Howard	Director

* Robert E. Torray	Director

* Wesley S. Williams, Jr.	Director

*By:	/s/ STEPHEN E. RIFFEE

Stephen E. Riffee Attorney-in-fact

CARRAMERICA REALTY CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following Consolidated Financial Statements and Schedules of CarrAmerica Realty Corporation and Subsidiaries and the Independent Auditors’ Report thereon are attached hereto:

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULES

Schedule II: Valuation and Qualifying Accounts	91
Schedule III: Real Estate and Accumulated Depreciation	92-94

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Independent Auditor’s Report

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1(k) to the consolidated financial statements, the Company implemented a clarification of Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” in 2003. As discussed in note 1(c) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2002.

/s/ KPMG LLP

Washington, D.C.

January 27, 2004

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2003 and 2002

(In thousands, except per share and share amounts)	2003	2002
Assets
Rental property:
Land	$690,410	$668,223
Buildings	1,974,347	1,954,840
Tenant improvements	420,533	367,901
Furniture, fixtures and equipment	48,216	40,191

	3,133,506	3,031,155
Less: Accumulated depreciation	(692,901)	(587,123)

Total rental property	2,440,605	2,444,032
Land held for development or sale	41,284	44,778
Construction in progress	566	12,732
Assets related to properties held for sale	10,626	—
Cash and cash equivalents	4,299	5,238
Restricted deposits	2,549	4,505
Accounts and notes receivable, net of allowance for doubtful accounts of $5,752 and $5,959, respectively	17,829	20,391
Investments in unconsolidated entities	137,604	125,079
Accrued straight-line rents	84,552	74,884
Tenant leasing costs, net of accumulated amortization of $55,980 and $69,220 respectively	51,547	42,170
Prepaid expenses and other assets, net of accumulated amortization of $22,201 and $18,438, respectively	44,557	44,111

	$2,836,018	$2,817,920

Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Mortgages and notes payable	$1,727,648	$1,603,949
Accounts payable and accrued expenses	95,586	104,368
Rent received in advance and security deposits	34,757	35,590

Total liabilities	1,857,991	1,743,907
Minority interest	70,456	76,222
Stockholders’ equity:
Preferred Stock, $0.01 par value, authorized 35,000,000 shares:
Series B, C and D Cumulative Redeemable Preferred Stock, 3,622,589 shares issued and outstanding at December 31, 2002	—	254,518
Series E Cumulative Redeemable Preferred Stock, 8,050,000 shares issued and outstanding at December 31, 2003	201,250	—
Common Stock, $0.01 par value, authorized 180,000,000 shares, issued and outstanding 52,880,953 and 51,835,647 shares, respectively	529	518
Additional paid-in capital	976,644	955,862
Cumulative dividends in excess of net income	(270,852)	(213,107)

Total stockholders’ equity	907,571	997,791
Commitments and contingencies

	$2,836,018	$2,817,920

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)	2003	2002	2001
Operating revenues:
Rental revenue:
Minimum base rent	$411,749	$414,441	$411,257
Recoveries from tenants	61,985	67,368	63,885
Parking and other tenant charges	18,210	13,576	11,886

Total rental revenue	491,944	495,385	487,028
Real estate service revenue	24,337	24,538	31,037

Total operating revenues	516,281	519,923	518,065

Operating expenses:
Property expenses:
Operating expenses	128,819	125,115	120,590
Real estate taxes	43,214	43,994	38,591
General and administrative	42,767	41,650	49,457
Depreciation and amortization	130,871	124,862	118,526

Total operating expenses	345,671	335,621	327,164

Real estate operating income	170,610	184,302	190,901

Other expense:
Interest expense	(104,492)	(99,018)	(83,676)
Other income	1,128	1,086	3,052
Equity in earnings of unconsolidated entities	7,034	7,188	9,322
Impairment loss on investments	(1,100)	(500)	(42,249)
Obligations under lease guarantees	(811)	(8,693)	—

Total other expense	(98,241)	(99,937)	(113,551)

Income from continuing operations before income taxes, minority interest, impairment losses on real estate and gain on sale of properties	72,369	84,365	77,350
Income taxes	(402)	(257)	(1,338)
Minority interest	(8,924)	(13,801)	(9,431)
Impairment losses on real estate	(7,255)	(2,496)	(1,500)
Gain on sale of properties	4,160	15,652	4,464

Income from continuing operations	59,948	83,463	69,545
Discontinued operations - Net operations of sold or held for sale properties	2,672	6,757	9,516
Discontinued operations - Gain on sale of properties	10,317	19,085	—

Net income	$72,937	$109,305	$79,061

Basic net income per common share:
Continuing operations	$0.64	$0.92	$0.57
Discontinued operations	0.05	0.13	0.16
Gain on sale of discontinued operations	0.20	0.36	—

Net income	$0.89	$1.41	$0.73

Diluted net income per common share:
Continuing operations	$0.64	$0.91	$0.56
Discontinued operations	0.05	0.13	0.16
Gain on sale of discontinued operations	0.20	0.35	—

Net income	$0.89	$1.39	$0.72

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except share amounts)	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Dividends in Excess of Net Income	Total
Balance at December 31, 2000	9,280,000	65,017,623	$412,000	$650	$1,344,078	$(110,022)	$1,646,706
Repurchase of common shares	—	(14,744,102)	—	(147)	(428,135)	—	(428,282)
Shares issued in exchange for Unit redemptions	—	79,100	—	1	1,814	—	1,815
Exercise of stock options	—	1,212,445	—	12	27,248	—	27,260
Conversion of Series A Cumulative Preferred Stock to common stock	(400,000)	400,000	(10,000)	4	9,996	—	—
Net income	—	—	—	—	—	79,061	79,061
Dividends	—	—	—	—	—	(148,753)	(148,753)

Balance at December 31, 2001	8,880,000	51,965,066	402,000	520	955,001	(179,714)	1,177,807
Repurchase of common shares	—	(1,400,400)	—	(14)	(35,909)	—	(35,923)
Repurchase of preferred shares	(5,177,411)	—	(145,482)	—	4,581	(4,581)	(145,482)
Restricted units exchanged for restricted common shares	—	73,797	—	—	—	—	—
Exercise of stock options	—	1,117,184	—	10	30,191	—	30,201
Conversion of Series A Cumulative Preferred Stock to common stock	(80,000)	80,000	(2,000)	2	1,998	—	—
Net income	—	—	—	—	—	109,305	109,305
Dividends	—	—	—	—	—	(138,117)	(138,117)

Balance at December 31, 2002	3,622,589	51,835,647	254,518	518	955,862	(213,107)	997,791
Repurchase of common shares	—	(322,600)	—	(3)	(7,857)	—	(7,860)
Repurchase of preferred shares	(3,622,589)	—	(254,518)	—	8,019	(8,019)	(254,518)
Stock compensation plans, net	—	263,309	—	3	5,236	—	5,239
Exercise of stock options	—	1,104,597	—	11	21,970	—	21,981
Issuance of Series E Redeemable Preferred Stock	8,050,000	—	201,250	—	(6,586)	—	194,664
Net income	—	—	—	—	—	72,937	72,937
Dividends	—	—	—	—	—	(122,663)	(122,663)

Balance at December 31, 2003	8,050,000	52,880,953	$201,250	$529	$976,644	$(270,852)	$907,571

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION

Consolidated Statements of Cash Flows for the Years Ended 2003, 2002 and 2001

(In thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$72,937	$109,305	$79,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,995	130,186	127,084
Minority interest	8,924	13,801	9,431
Gain on sale of properties	(4,160)	(15,652)	(4,464)
Gain on sale of discontinued operations	(10,317)	(19,085)	—
Gain on sale of residential property	171	—	—
Impairment losses on real estate	7,255	2,496	1,500
Impairment loss on investments	1,100	500	42,249
Obligations under lease guarantees	811	8,693	—
Equity in earnings of unconsolidated entities	(7,034)	(7,188)	(9,322)
Provision for uncollectible accounts	2,608	7,052	5,498
Stock-based compensation	3,548	4,310	2,630
Other	(142)	3,027	330
Changes in assets and liabilities:
Decrease in accounts receivable	7,905	3,989	19,737
Increase in accrued straight-line rents	(8,906)	(9,927)	(13,009)
Additions to tenant leasing costs	(19,434)	(11,240)	(13,418)
Increase in prepaid expenses and other assets	(15,272)	(14,557)	(14,798)
(Decrease) increase in accounts payable and accrued expenses	(4,768)	5,535	(15,392)
(Decrease) increase in rent received in advance and security deposits	(1,081)	874	3,713

Total adjustments	94,203	102,814	141,769

Net cash provided by operating activities	167,140	212,119	220,830

Cash flows from investing activities:
Acquisition and development of rental property	(117,462)	(201,105)	(49,829)
Additions to land held for development or sale	(4,210)	(2,071)	(37,661)
Additions to construction in progress	(12,238)	(7,746)	(32,443)
Payments on notes receivable	64	3,586	16,542
Issuance of notes receivable	(8,009)	(1,442)	(582)
Distributions from unconsolidated entities	14,658	10,933	91,167
Contributions to unconsolidated entities	(28,353)	(13,688)	(17,194)
Acquisition of minority interest	(2,330)	(9,557)	(5,033)
Decrease in restricted deposits	1,956	905	34,886
Proceeds from sales of properties	52,156	176,119	101,351
Proceeds from sale of residential property	14,164	—	—

Net cash (used by) provided by investing activities	(89,604)	(44,066)	101,204

Cash flows from financing activities:
Repurchase of common shares	(7,858)	(35,923)	(428,275)
Repurchase and redemption of preferred shares	(254,518)	(145,482)	—
Proceeds from the issuance of preferred stock	194,664	—	—
Excercises of stock options	22,170	28,810	28,477
Proceeds from the issuance of unsecured notes	—	617,982	—
Net borrowings (repayments) on unsecured credit facility	155,500	(369,000)	281,000
Repayments of mortgages payable	(56,365)	(117,526)	(86,770)
Proceeds from mortgages	3,216	—	26,628
Dividends and distributions to minority interests	(135,284)	(148,385)	(159,641)
Deferred financing costs	—	(1,448)	—

Net cash used by financing activities	(78,475)	(170,972)	(338,581)

Decrease in cash and cash equivalents	(939)	(2,919)	(16,547)
Cash and cash equivalents, beginning of the period	5,238	8,157	24,704

Cash and cash equivalents, end of the period	$4,299	$5,238	$8,157

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,696, $3,274 and $6,221, respectively)	$104,582	$87,594	$74,996

Cash paid (refunds) for income taxes	$10	$(933)	$27,361

See accompanying to consolidated financial statements.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected suburban markets across the United States. Based on property operating income, our most significant markets include the San Francisco Bay area, the Washington, D.C. Metro area, Southern California and Seattle. For several years, our principal shareholder was Security Capital Group Incorporated and/or affiliates (“Security Capital”). In November 2001, we repurchased 9.2 million shares of our common stock from Security Capital and in December 2001, Security Capital sold its remaining shares of our common stock to the public in an underwritten offering.

(b)	Basis of Presentation

Our accounts and those of our controlled subsidiaries and affiliates are consolidated in the financial statements. We consolidate all entities in which we own a direct or indirect majority voting interest and where the minority holders do not have rights to participate in significant decisions that are made in the ordinary course of business. If applicable, we would consolidate any variable interest entity of which we are the primary beneficiary. We use the equity or cost methods, as appropriate in the circumstances, to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not controlled by us. If events or changes in circumstances indicate that the fair value of an investment accounted for using the equity method or cost method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including evaluating the impairment of long-lived assets and investments, allocating the purchase cost of acquired properties, assessing our probable liability under lease guarantees for HQ Global Workplaces, Inc. (HQ Global) and and evaluating the collectibility of accounts receivable. Actual results could differ from these estimates.

(c)	Rental Property

Properties to be developed or held and used in rental operations are carried at cost less accumulated depreciation and impairment losses, where appropriate. Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and impairment losses, where appropriate) or estimated fair value less costs to sell. Properties are considered held for sale when they are subject to a contract of sale meeting criteria specified by senior management (e.g., contingencies are met or waived, a nonrefundable deposit is paid, etc.). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. We adopted Statement of Financial Accounting Standards, (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. In accordance with SFAS No. 144, revenues and expenses of properties that are classified as held for sale or sold on or after January 1, 2002 are presented as discontinued operations for all periods presented in the Statements of Operations if the properties will be or have been sold on terms where we have limited or no continuing involvement with them after the sale.

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

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

(d)	Property Acquisitions

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

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental income over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental income over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

(e)	Geographic Concentration

As of December 31, 2003, we owned greater than 50% interests in and consolidated 259 operating office buildings located in the United States. The following table summarizes the number of buildings, the rentable square footage and the percentage of property operating income by market.

Market	Number of Buildings	Rentable Square Footage	Percent of Property Operating Income[1] for the Year Ended 12/31/03
San Francisco Bay Area	80	5,667,632	31.5
Washington, D.C. Metro	21	3,710,396	25.3
Southern California	62	2,821,036	14.8
Seattle	29	1,498,804	6.1
Atlanta	15	1,690,565	5.2
Chicago	7	1,225,699	3.5
Dallas	9	1,006,267	3.2
Phoenix	4	532,506	3.1
Denver	9	904,717	2.9
Salt Lake City	11	628,331	2.1
Austin	6	432,050	1.3
Portland	6	275,193	1.0

	259	20,393,196	100.0

[1]	Property operating income is property operations revenue less property operating expenses.

(f)	Tenant Leasing Costs

We defer fees and initial direct costs incurred in the negotiation of completed leases. They are amortized on a straight-line basis over the term of the lease to which they apply.

(g)	Deferred Financing Costs

We defer fees and costs incurred to obtain financing. They are amortized using the interest method over the term of the loan to which they apply.

(h)	Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses approximate their fair values because of their short-term maturities. Fair value information relating to mortgages and notes payable is provided in note 2.

(i)	Revenue Recognition

We recognize minimum base rental revenue under tenant leases on a straight-line basis over the terms of the related leases. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date. We recognize revenues for recoveries from tenants of real estate taxes, insurance and other costs in the period in which the related expenses are incurred. We recognize revenues for rents that are based on a percentage of a tenant’s sales in excess of levels specified in the lease agreement when the tenant’s sales actually exceed the specified minimum level. We recognize lease termination fees on the termination date. We recognized lease termination fees of $6.4 million, $4.4 million and $2.5 million in 2003, 2002 and 2001, respectively. These fees are included in parking and other tenant charges in the Statements of Operations.

We recognize revenue for services on properties we manage, lease or develop for unconsolidated entities or third parties when the services are performed. Revenue for development and leasing services to affiliates is reduced to eliminate profit to the extent of our ownership interest.

We provide for potentially uncollectible accounts and notes receivable and accrued straight-line rents based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. During 2003, 2002 and 2001, we recognized bad debt expense of $2.6 million, $7.1 million and $5.5 million, respectively.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

(j)	Income and Other Taxes

In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent of the income it distributes. We qualify and intend to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of our taxable REIT subsidiaries (TRS). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income tax and excise tax on any undistributed income.

We incurred current federal and state income and franchise taxes of approximately $0.4 million, $0.3 million and $1.3 million in 2003, 2002 and 2001, respectively.

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

	December. 31, 2003	December. 31, 2002
(In thousands)
Rental property	$—	$5,376
Net operating loss carryforwards	5,612	4,725
Interest deduction carrryforwards	2,460	3,134
Intangibles/investments	696	964
Accrued compensation	392	695
Allowance for doubtful accounts	24	479
Rents received in advance	—	451
Accrued straight-line rents	—	(1,554)

Deferred tax assets	9,184	14,270
Less: Valuation allowance	(9,184)	(14,270)

Net deferred tax assets	$—	$—

As of December 31, 2003 and 2002, we had a valuation allowance for the full amount of the net deferred tax assets of our TRSs as we do not believe that it is more likely than not that these deferred tax assets will be realized. The net operating loss carryforwards at December 31, 2003 expire between 2009 and 2023.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

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

(In thousands)	2003	2002	2001
Net income	$72,937	$109,305	$79,061
Depreciation/amortization timing differences on real estate	36,266	44,868	32,842
Straight-line rent adjustments	(7,280)	(6,315)	(9,922)
Earnings adjustment on consolidated and unconsolidated entities	7,227	(13,715)	3,804
Rents received in advance	(217)	3,794	1,387
Bad debts	(94)	(1,930)	3,443
Difference between book and tax gain on sales of real estate	(7,010)	(13,002)	48,612
Compensation expense	(6,075)	(2,051)	(3,752)
Other	(4,215)	120	2,358

Estimated taxable income	$91,539	$121,074	$157,833

Reconciliation Between Dividends Paid and Dividends Paid Deductions (Unaudited)

The following table reconciles cash dividends paid and the dividends paid deduction for income tax purposes:

(In thousands)	2003	2002	2001
Cash dividends paid	$123,030	$136,359	$148,825
Dividends carried back to the prior year	—	(10,403)	(1,395)
Dividends designated from following year	—	—	10,403
Earnings and profits limitation	(21,529)	—	—

Dividends paid deduction	$101,501	$125,956	$157,833

Characterization of Distributions (Unaudited)

The following table characterizes distributions paid per common share:

	2003	2002	2001
Ordinary income	79%	100%	92%
Capital gain	—	—	8%
Non-taxable dividend	21%	—	—

(k)	Earnings Per Share

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

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

The following table sets forth information relating to the computations of our basic and diluted EPS for income from continuing operations:

(In thousands, except per share amounts)
	Year Ended December 31, 2003
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$33,416	51,913	$0.64
Effect of Dilutive Securities - Stock options and restricted stock	—	660	—
Adjustment to dividends on unvested restricted stock	384	—	—

Diluted EPS	$33,800	52,573	$0.64

	Year Ended December 31, 2002
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$48,827	52,817	$0.92
Effect of Dilutive Securities - Stock options	—	910	(0.01)

Diluted EPS	$48,827	53,727	$0.91

	Year Ended December 31, 2001
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$34,840	61,010	$0.57
Effect of Dilutive Securities - Stock options	—	1,432	(0.01)

Diluted EPS	$34,840	62,442	$0.56

Income from continuing operations is reconciled to earnings available to common shareholders as follows:

(In thousands)	2003	2002	2001
Income from continuing operations	$59,948	$83,463	$69,545
Dividends on preferred stock	(18,021)	(30,055)	(34,705)
Dividends on unvested restricted stock	(492)	—	—
Issuance costs of redeemed preferred stock	(8,019)	(4,581)	—

Earnings available to common shareholders	$33,416	$48,827	$34,840

On July 31, 2003, the Securities and Exchange Commission (SEC) issued a clarification of Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” Topic D-42 provides, among other things, that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of EPS. The SEC’s clarification of the guidance in Topic D-42 provides that the carrying amount of the preferred stock should be reduced by the related issuance costs.

The July 2003 clarification of Topic D-42 was effective for us for the quarter ended September 30, 2003 and was required to be reflected retroactively in the financial statements of prior periods. We had not previously considered issuance costs in determining the carrying amount of the preferred stock we redeemed, and accordingly, implementation of the clarification of Topic D-42 affected our previously reported EPS. In particular, our previously reported basic and diluted EPS (from continuing operations and in total) for 2002 were reduced by $0.09 per share. Implementation of the clarification of Topic D-42 reduced our reported basic and diluted EPS (from continuing operations and in total) for 2003 by $0.15 per share.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

The effects of convertible units in CarrAmerica Realty, L.P. and Carr Realty Holdings, L.P. and Series A Cumulative Convertible Redeemable Preferred Stock are not included in the calculation of diluted EPS for any year in which their effect is antidilutive.

(l)	Cash Equivalents

We consider all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents except that any such investments purchased with funds on deposit in escrow or similar accounts are classified as restricted deposits.

(m)	Derivative Financial Instruments and Hedging

We manage our capital structure to reflect a long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We mainly use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do no materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we may use derivative financial instruments, including interest rate caps and swaps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We will either hedge our variable rate debt to give it a fixed interest rate or hedge our fixed rate debt to give it a variable interest rate.

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

Derivative financial instruments are recognized as either assets or liabilities on the balance sheet at their fair values. Subject to certain qualifying conditions, we may designate a derivative as either a hedge of the cash flows from a variable rate debt instrument or anticipated transaction (cash flow hedge) or a hedge of the fair value of a fixed rate debt instrument (fair value hedge). For those derivatives designated as a cash flow hedge, we report the fair value gains and losses in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. We recognize these fair value gains or losses in earnings during the period(s) in which the hedged item affects earnings. For a derivative qualifying as a fair value hedge, we report fair value gains or losses in earnings along with fair value gains or losses on the hedged item attributable to the risk being hedged. Most of our derivative financial instruments qualify as fair value hedges. Derivatives that do not qualify for hedge accounting are marked to market through earnings. Amounts receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt.

(n)	Stock/Unit Compensation Plans

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

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

The following table summarizes pro forma effects on net income and earnings per share if the fair value method had been used to account for all stock-based compensation awards made between 1995 and 2002.

(In thousands, except per share data)	2003	2002	2001
Net income as reported	$72,937	$109,305	$79,061
Stock-based compensation cost from stock option plans included in net income	150	—	—
Stock-based compensation cost from restricted stock plan included in net income	3,398	4,310	2,630
Fair value of stock-based compensation	(5,830)	(7,561)	(6,880)

Pro forma net income	$70,655	$106,054	$74,811

Earnings per share as reported:
Basic	$0.89	$1.41	$0.73
Diluted	0.89	1.39	0.72
Earnings per share, pro forma:
Basic	$0.85	$1.35	$0.66
Diluted	0.85	1.33	0.65

The per share weighted-average fair values of stock options granted during 2003, 2002 and 2001 were $1.78, $3.12 and $3.07, respectively, on the date of grant. These values are determined using the Black-Scholes option-pricing model and the following assumptions:

	Expected Dividend Yield	Risk Free Interest Rate	Expected Stock Volatility	Expected Option Life in Years
2003	7.33%	3.42%	20.86%	7.00
2002	7.80%	4.86%	23.89%	6.81
2001	7.94%	5.12%	23.79%	5.22

Additional information concerning stock/unit compensation plans is presented in note 9.

(o)	New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires recognition of liabilities at their fair value for newly issued guarantees. The Interpretation requires certain disclosures, which we have included in note 13. The adoption of Interpretation No. 45 on January 1, 2003 did not have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method or the VIEs described below. In December 2003, the FASB issued a revised Interpretation No. 46 which modifies and clarifies various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 in 2003 also had no effect on our financial statements.

During 2003, we provided mezzanine loans and guaranties to third-parties for development management projects. The purpose of these VIEs is to build and own office buildings in Washington, D.C. Based upon our

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

analysis, we believe that we are not the primary beneficiary of either entity and, accordingly, we do not consolidate them. Our maximum exposure to loss as of December 31, 2003 is $50.2 million, the sum of our notes receivable and the maximum exposure under the guaranties.

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

SFAS No. 150 was effective for us as of July 1, 2003. On October 29, 2003, the FASB indefinitely delayed the provision of the statement related to non-controlling interests in limited-life subsidiaries that are consolidated. Based on FASB’s deferral of this provision, adoption of SFAS No. 150 did not affect our financial statements. We determined that one of our consolidated partnerships was a limited-life entity. We estimate the fair value of the minority interest in this partnership at December 31, 2003 was approximately $9.5 million and the carrying value of the minority interest at that date was not significant. We are in the process of amending the partnership agreement to give the partnership an indefinite life.

(p)	Reclassifications

Some prior years’ amounts have been reclassified to conform to the current year’s presentation.

(2)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	December 31, 2003	December 31, 2002
Fixed rate mortgages	$390,040	$419,356
Unsecured credit facility	243,500	88,000
Senior unsecured notes	1,100,000	1,100,000

	1,733,540	1,607,356
Unamortized discount and fair value adjustment, net	(5,892)	(3,407)

	$1,727,648	$1,603,949

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. Mortgages payable mature at various dates from December 2004 through July 2029. The weighted average interest rate of mortgages payable was 7.88% at December 31, 2003 and 7.98% at December 31, 2002. The net book value of properties pledged as collateral for mortgages payable was $523.5 million and $610.4 million as of December 31, 2003 and 2002, respectively.

In June 2001, we obtained a new three-year $500.0 million unsecured credit line facility with J.P. Morgan Chase, as agent for a group of banks which expires in June 2004. We can extend the life of the line an additional year at our option. The line carries an interest rate of 70 basis points over 30-day London Interbank Offered Rate (LIBOR). As of December 31, 2003, $243.5 million was drawn on the credit facility, $14.0 million in letters of credit were outstanding and we had $242.5 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;

•	A minimum ratio of annual EBITDA to fixed charges;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets;

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

•	A maximum ratio of total debt to tangible fair market value of our assets; and

•	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations.

Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

As of December 31, 2003, we were in compliance with our loan covenants, however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. During the second quarter of 2003, we amended our credit agreement to increase our maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets (unencumbered leverage ratio) from 50% to 55% to allow for continuing covenant compliance. As of December 31, 2003, our unencumbered leverage ratio was 52%. Our unencumbered leverage ratio is most significantly impacted by two key factors: the purpose for which we incur any additional unsecured debt and the performance of our operating properties. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact our unencumbered leverage ratio as significantly as incurring additional unsecured debt for other purposes. The tangible fair market value of our unencumbered properties is calculated based on their operating income and our unencumbered leverage ratio could increase if the operating income of our unencumbered properties decreases. If our unencumbered leverage ratio increases further, it could impact our business and operations, including limiting our ability to incur additional unsecured debt, draw on our unsecured line of credit, which is our primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures.

We had senior unsecured notes outstanding at December 31, 2003 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.20% notes due in 2004	$150,000	$(113)	$2,058	$151,945
6.625% notes due in 2005	100,000	(743)	—	99,257
7.375% notes due in 2007	125,000	(507)	—	124,493
5.261% notes due in 2007	50,000	(117)	—	49,883
5.25% notes due in 2007	175,000	(1,061)	739	174,678
6.875% notes due in 2008	100,000	(1,722)	—	98,278
7.125% notes due in 2012	400,000	(4,426)	—	395,574

	$1,100,000	$(8,689)	$2,797	$1,094,108

We had senior unsecured notes outstanding at December 31, 2002 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.20% notes due in 2004	$150,000	$(338)	$5,333	$154,995
6.625% notes due in 2005	100,000	(1,381)	—	98,619
7.375% notes due in 2007	125,000	(653)	—	124,347
5.261% notes due in 2007	50,000	(50)	—	49,950
5.25% notes due in 2007	175,000	(1,440)	2,235	175,795
6.875% notes due in 2008	100,000	(2,137)	—	97,863
7.125% notes due in 2012	400,000	(4,976)	—	395,024

	$1,100,000	$(10,975)	$7,568	$1,096,593

Our senior unsecured notes also contain covenants with which we must comply. These include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We are in compliance with our senior unsecured note covenants as of December 31, 2003.

CarrAmerica Realty, L.P. unconditionally guarantees all of the senior unsecured notes and unsecured credit facility.

Debt maturities as of December 31, 2003 are summarized as follows:

2004	$414,749
2005	157,624
2006	20,462
2007	357,105
2008	124,385
2009 & thereafter	659,215

$1,733,540

Debt maturities for 2004 include $243.5 million drawn on our credit facility and $150.0 million of senior unsecured notes due in July 2004. The credit line may be extended one year at our option. We expect to pay the unsecured notes at or before the scheduled maturity date from proceeds of a new financing or credit facility borrowings. On February 2, 2004, we repaid a $14.5 million mortgage which was callable beginning July 1, 2004, and on February 9, 2004, we repaid a $1.4 million mortgage which would have matured May 1, 2017.

Restricted deposits consist primarily of escrow deposits. These deposits are required by lenders to be used for future building renovations or tenant improvements or as collateral for letters of credit.

The estimated fair value of our mortgages payable at December 31, 2003 and 2002 was approximately $437.4 million and $438.5 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities. The fair value of the unsecured credit facility at December 31, 2003 and 2002 approximates book value. The estimated fair value of our senior unsecured notes at December 31, 2003 and 2002 was approximately $1,185.6 million and $1,182.1 million, respectively. The estimated fair value is based on the borrowing rates available to us for debt with similar terms and maturities.

(3)	Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with J.P. Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. Net semi-annual settlement payments are recognized as increases or decreases to interest expense. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2003, the fair value of the interest rate swaps was approximately $2.1 million. We recognized a reduction in interest expense for 2003 and 2002 of approximately $4.9 million and $2.7 million, respectively, related to the swaps. As of December 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.9%.

In conjunction with the issuance of $175.0 million of senior unsecured notes in November 2002, we entered into interest rate swap agreements with J.P. Morgan Chase, Bank of America, N.A. and Goldman Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. Net semi-annual settlement payments are recognized as increases or decreases to interest expense. The fair value of the interest rate swaps is recognized on our balance sheet and the carrying value of the senior unsecured notes is increased or decreased by an offsetting amount. As of December 31, 2003, the fair value of the interest rate swaps was approximately $0.7 million. We recognized a reduction in interest expense for 2003 and 2002 of approximately $4.5 million and $0.4 million, respectively, related to the swaps. As of December 31, 2003, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.6%.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we also purchased two interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75% which expire in September 2004. As of December 31, 2003, the fair market value of these interest rate caps was not material.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of December 31, 2003, the fair market value of this interest rate cap was not material.

(4)	HQ Global Workplaces, Inc.

In 1997, we began making investments in HQ Global, a provider of executive office suites. On June 1, 2000, we, along with HQ Global, VANTAS Incorporated (VANTAS) and FrontLine Capital Group (FrontLine), consummated several transactions including (i) the merger of VANTAS with and into HQ Global, (ii) the acquisition by FrontLine of shares of HQ Global common stock from us and other stockholders of HQ Global, and (iii) the acquisition by VANTAS of our debt and equity interests in OmniOffices (UK) Limited and OmniOffices LUX 1929 Holding Company S.A. We received $377.3 million in cash in connection with these transactions. In addition, $140.5 million of debt which we had guaranteed was repaid with a portion of the cash proceeds. Following the transaction, we owned approximately 16% of the equity of HQ Global on a diluted basis and our investment had a carrying value of $42.2 million. FrontLine, the majority stockholder of HQ Global, announced in October 2001 that HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine term indebtedness, was in a forbearance period with HQ Global lenders and was actively negotiating with those lenders. In November 2001, FrontLine disclosed that it had recognized an impairment in the value of intangible assets relating to HQ Global due to HQ Global’s trend of operating losses and its inability to remain in compliance with the terms of its debt arrangements. Based on these factors, our analysis of the financial condition and operating results of HQ Global (which deteriorated significantly during 2001 as the economic slowdown reduced the demand for temporary office space, particularly from technology-related tenants) and the losses of key board members and executives by HQ Global, particularly in the last half of 2001, we determined in the fourth quarter of 2001, that our investment in HQ Global was impaired. We recorded a $42.2 million impairment charge, reducing the carrying value of our remaining investment in HQ Global to zero.

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

The second lease rejected by HQ Global is a sublease, which runs through March 2008, for approximately 26,000 square feet of space in downtown Manhattan. In June 2002, we received a demand for payment of the full amount of the guarantee. We joined with HQ Global in filing suit on July 24, 2002 in HQ Global’s bankruptcy proceedings asking the bankruptcy court to declare that, due to the surrender of the premises by HQ Global and the deemed acceptance by the landlord under the sublease of that surrender by virtue of its use of the premises, the lease was terminated by the landlord under the sublease not later than February 28, 2003. In light of our defenses and the uncertainity of these proceedings, we had not previously accrued any expense related to the guarantee. However, on September 16, 2003, the bankruptcy court ruled that HQ Global did not effectively surrender the premises under the sublease and that the landlord under the sublease therefore could not be deemed to have accepted a surrender. In November 2003, we entered into a settlement agreement with the landlord under the sublease agreeing to pay $5.4 million in cash in one payment. We accrued a provision for loss for this settlement in the third quarter of 2003 and paid it in the fourth quarter of 2003.

One of the guaranteed leases that was not rejected by HQ Global runs though January 2013, and is for approximately 19,000 square feet of space in San Mateo, California. In the second quarter of 2002, we accrued a provision for loss under this guarantee of $6.9 million based on the assumption that HQ Global would reject this lease and based on our estimates of the mitigated damages that would be incurred under the lease. In January 2003,

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates together with the right to participate in a portion of HQ Global’s future profits, if any, generated by its operations in the space. These agreements were subject to approval by the bankruptcy court and would have been enforceable only if HQ Global successfully reorganized and emerged from bankruptcy proceedings. On September 15, 2003, HQ Global’s plan of reorganization was approved by the bankruptcy court. Based on HQ Global’s reorganization plan being approved and HQ Global’s operating performance in the space, we reevaluated our estimated loss related to the guarantee and reduced our provision for loss under this guarantee by $4.6 million to $2.3 million in the third quarter of 2003.

(5)	Minority Interest

At the time we were incorporated and our majority-owned subsidiary, Carr Realty Holdings, L.P. was formed, those who contributed interests in properties to Carr Realty Holdings, L.P. had the right to elect to receive either our common stock or units of limited partnership interest in Carr Realty Holdings, L.P. In addition, we have acquired assets since our formation by issuing distribution paying units and non-distribution paying units of Carr Realty Holdings, L.P. and CarrAmerica Realty, L.P. (collectively referred to as Unitholders). The non-distribution paying units cannot receive any distributions until they automatically convert into distribution paying units in the future. During 2003, 2002 and 2001, 89,364, 89,357 and 89,357 non-distribution paying units, respectively, were converted to distribution paying units. A distribution paying unit, subject to restrictions, may be redeemed at any time for either one share of our common stock, or at our option, cash equal to the fair market value of a share of our common stock at the redemption date. During 2003, 2002 and 2001, 16,125, 278,799 and 61,432 distribution paying units, respectively, of Carr Realty Holdings, L.P. were redeemed for cash or our common stock. During 2003, 2002 and 2001, 57,885, 25,509 and 52,782 units, respectively, of CarrAmerica Realty, L.P. were redeemed for cash or our common stock. Minority interest in the financial statements relates primarily to Unitholders in these partnerships.

The following table summarizes the outstanding shares of our common stock, preferred stock which is convertible into our common stock and outstanding units of Carr Realty Holdings, L.P. and CarrAmerica Realty, L.P.:

(In thousands) As of December 31,	Common Stock Outstanding	Convertible Preferred Stock Outstanding	Distribution Paying Units Outstanding	Non-Distribution Paying Units Outstanding
2003	52,881	—	5,606	—
2002	51,836	—	5,579	89
2001	51,965	80	5,794	179
Weighted average for:
2003	52,185	—	5,587	53
2002	52,827	3	5,671	142
2001	61,010	256	5,809	231

(6)	Other Investments in Unconsolidated Entities and Affiliate Transactions

We utilize joint venture arrangements on projects characterized by large dollar-per-square foot costs and/or when we desire to limit capital deployment in certain of our markets. We own interests ranging from 15% to 50% in real estate property operations and development operations through unconsolidated entities. We had eleven investments at December 31, 2003, ten investments at December 31, 2002 and eleven investments at December 31, 2001 in these entities. Adjustments are made to equity in earnings of unconsolidated entities to account for differences in the amount at which the investment is carried and the amount of underlying equity in the net assets.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

During 2003, we entered into two new joint venture arrangements which acquired operating properties. The table below details our 2003 joint venture property acquisitions.

Property Name	Market	Month Acquired	Ownership Percentage	Number of Buildings	Rentable Square Footage	Investment Cost[1] (000)
10 Universal City Plaza	Los Angeles, CA	Jun-03	20%	1	774,240	$13,450
1888 Century Park East	Los Angeles, CA	Dec-03	35%	1	474,973	13,744

				2	1,249,213	$27,194

[1]	Represents net investment in venture. Properties were encumbered by mortgages.

The combined condensed financial information for the unconsolidated entities accounted for using the equity method is as follows:

(In thousands) Balance Sheets	December 31,
	2003	2002
Assets
Rental property, net	$1,046,464	$706,627
Land and construction in progress	92,494	48,300
Cash and cash equivalents	29,883	22,719
Other assets	49,329	42,648

	$1,218,170	$820,294

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$740,608	$473,985
Other liabilities	31,320	25,112

Total liabilities	771,928	499,097
Partners’ capital	446,242	321,197

	$1,218,170	$820,294

Statements of Operations	Year Ended December 31,
	2003	2002	2001
Revenue	$148,512	$134,903	$109,441
Depreciation and amortization expense	35,976	33,188	27,890
Interest expense	35,136	36,737	22,034
Other expenses	55,047	47,212	37,627
Gain on sale of assets	—	18,162	—

Net income	$22,353	$35,928	$21,890

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $8.1 million in 2003, $8.0 million in 2002 and $14.2 million in 2001. Accounts receivable from joint ventures and other affiliates were $0.7 million at December 31, 2003 and $1.7 million at December 31, 2002.

We had a consulting agreement until June of 2003 when it expired with Oliver T. Carr Jr., one of our directors, under which Mr. Carr provided services to us. We paid Mr. Carr $104,750 in 2003 and $105,000 in 2002 and 2001. In December 2003, we acquired from The Oliver Carr Company its remaining interest in Carr Real Estate Services, Inc. for $0.2 million in cash. As a result, Carr Real Estate Services, Inc. is now wholly owned by us. Two of our directors, Oliver T. Carr, Jr. and Thomas A. Carr, serve as directors of, and have direct or indirect interests in, The Oliver Carr Company.

As of December 31, 2003, we guaranteed $40.0 million of debt related to a joint venture and $57.6 million of debt related to development projects we have undertaken with third parties.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

In November 2001, we repurchased 9.2 million shares of our common stock from Security Capital for a total of $265.4 million or $28.85 per share.

We have minority ownership interest in two non-real estate operating companies, AgilQuest and essention, which we account for using the cost method and in which we invested $2.8 million and $1.7 million, respectively. We evaluate these investments regularly considering factors such as the companies’ progress against their business plans, their operating results and the estimated fair values of their equity securities. Based on these evaluations, we recognized impairment losses of $1.1 million on our investment in AgilQuest in the fourth quarter of 2003 and $500,000 on our investment in essention in the fourth quarter of 2002.

(7)	Lease Agreements

Space in our rental properties is leased to approximately 1,040 tenants. In addition to minimum rents, the leases typically provide for other rents which reimburse us for specific property operating expenses and real estate taxes. The future minimum base rent to be received under noncancellable tenant operating leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2003 are summarized as follows:

(In thousands)	Future Minimum Rent	Percentage of Total Space Under Lease Expiring
2004	$400,143	11.8
2005	350,662	10.3
2006	296,140	11.8
2007	250,579	13.2
2008	194,175	12.2
2009 & thereafter	711,586	28.4

	$2,203,285

The leases also generally provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

We lease land for two office properties located in metropolitan Washington, D.C., one office property located in Santa Clara, California and one office property in Palo Alto, California. We also lease land adjacent to an office property in Chicago, Illinois. We lease office space in metropolitan Washington, D.C. for our own use, part of which is being subleased. The initial terms of these leases range from 5 years to 99 years. The longest lease matures in 2086. The minimum base annual rent for these leases is approximately $5.0 million.

(8)	Common and Preferred Stock

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock for $50.0 million plus $0.2 million of accrued dividends. On October 12, 2003, we redeemed the remaining outstanding shares of our Series B, C and D Cumulative Redeemable Preferred Stock for $196.3 million plus $1.3 million of accrued dividends. Including these redemptions, during 2003 we repurchased or redeemed 10,184,167 shares of our preferred stock (3,622,589 shares on a full share equivalent basis) for approximately $254.5 million, excluding accrued dividends. On September 25, 2003, we issued 8,050,000 shares of 7.5% Series E Cumulative Redeemable Preferred Stock for net proceeds of $194.7 million. These shares are not redeemable before September 25, 2008 unless redemption is necessary to maintain our status as a REIT.

On September 7, 2002, we redeemed 4.0 million shares of our Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus accrued and unpaid dividends for the period from September 1, 2002 through and including the redemption date, without interest. Additionally, during 2002, we repurchased 1,819,354 shares of our preferred stock (1,177,411 shares on a full share equivalent basis) for approximately $45.5 million.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the 9.2 million shares repurchased from Security Capital in November 2001 and our preferred stock redemptions of 4.0 million, 2.0 million and 7.9 million shares in September 2002, March 2003 and October 2003, respectively, which were separately approved. Since the start of this program in mid-2000 through 2003, we have acquired approximately 10.4 million of our common shares for an aggregate purchase price of approximately $296.9 million, including 322,600 shares for approximately $7.9 million in 2003. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

(9)	Stock/Unit Compensation Plans

As of December 31, 2003, we had three option plans. Two plans are for the purpose of attracting and retaining executive officers and other key employees (1997 Employee Stock Option and Incentive Plan and the 1993 Carr Realty Option Plan). The other plan is for the purpose of attracting and retaining directors who are not employees (1995 Non-Employee Director Stock Option Plan).

The 1997 Employee Stock Option and Incentive Plan (“Stock Option Plan”) allows for the grant of options to purchase our common stock at an exercise price equal to the fair market value of the common stock at the date of grant. At December 31, 2003, we had options and units to purchase 10,000,000 shares of common stock and units reserved so we could issue them under the Stock Option Plan. At December 31, 2003, 4,448,082 options were outstanding. All of the outstanding options have a 10-year term from the date of grant. 2,591,264 options vest over a four-year period, 25% per year, 1,728,435 options vest at the end of five years, 101,992 options vest over a three-year period, 33.3% per year and 26,391 vest within the first year after grant. The balance of the options vests over a five-year period, 20% per year.

The 1993 Carr Realty Option Plan allows for the grant of options to purchase units of Carr Realty Holdings, L.P. (unit options). These options are exercisable at the fair market value of the units at the date of grant, which is equivalent to the fair market value of our common stock on that date. Units (following exercise of unit options) are redeemable for cash or common stock, at our option. At December 31, 2003, we had options to purchase 1,266,900 units authorized for grant under this plan, of which 17,889 were outstanding. All of the outstanding options have a 10-year term from the date of grant and vest over five years, 20% per year.

The 1995 Non-Employee Director Stock Option Plan provides for the grant of options to purchase our common stock at an exercise price equal to the fair market value of the common stock at the date of grant. Under this plan, newly elected non-employee directors are granted options to purchase 3,000 shares of common stock when they start serving as a director. In connection with each annual election of directors, a continuing non-employee director will receive options to purchase 7,500 shares of common stock. The stock options have a 10-year term from the date of grant and vest over three years, 33 1/3% per year. At December 31, 2003, we had 270,000 options on shares of common stock authorized for grant under this plan with 57,180 outstanding.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

Unit and stock option activity during 2003, 2002 and 2001 is summarized as follows:

	1993 Plan		1995 Plan		1997 Plan
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Outstanding at December 31, 2000	238,522	$23.778	207,893	$24.819	6,162,412	$24.275
Granted	—	—	—	—	1,171,139	28.644
Exercised	79,100	22.939	70,700	23.626	1,061,213	23.329
Forfeited	—	—	—		121,613	23.678

Outstanding at December 31, 2001	159,422	24.194	137,193	25.435	6,150,725	25.277
Granted	—	—	—	—	607,193	30.315
Exercised	—	—	33,000	26.338	1,010,125	23.503
Forfeited	—	—	12,500	26.302	471,682	25.370

Outstanding at December 31, 2002	159,422	24.194	91,693	24.993	5,276,111	26.206
Granted	—	—	—	—	436,500	23.352
Exercised	81,500	22.880	29,513	24.354	1,017,847	22.260
Forfeited	60,033	25.261	5,000	29.375	246,682	26.744

Outstanding at December 31, 2003	17,889	$26.377	57,180	$24.939	4,448,082	$26.769

Options exercisable at:
December 31, 2001	151,544	$23.947	114,693	$25.648	1,619,437	$27.105
December 31, 2002	159,422	24.194	89,193	25.001	2,129,602	27.046
December 31, 2003	17,889	26.377	57,180	24.939	2,771,083	27.435

The following table summarizes information about our stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of 12/31/03	Weighted-Average Exercise Price
$17.00-$20.00	3,000	1.3	$17.7500	3,000	$17.7500
$20.01-$23.00	604,460	6.0	20.7691	157,147	20.9772
$23.01-$26.00	1,188,417	6.4	23.7375	792,517	23.9280
$26.01-$29.00	1,021,965	6.8	28.6054	572,513	28.5938
$29.01-$32.00	1,705,309	5.2	29.9807	1,320,975	29.7093

	4,523,151	6.0	$26.7905	2,846,152	$27.3803

We have also granted to key executives and directors 948,367 restricted stock units or shares under the Stock Option Plan. The stock units or shares were granted at a zero exercise price and if a unit, were convertible to shares of common stock on a one-for-one basis as they vest at the option of the executive. The fair market values of the units or shares at the dates of grant range from $20.69 to $32.05 per unit. The units vested ratably over five years and the shares vested ratably over one or four years. We recognized the fair value of the units or shares awarded at dates of grant as compensation cost on a straight-line basis over the terms of the awards. Compensation expense related to these awards was $3.4 million in 2003, $4.3 million in 2002 and $2.6 million in 2001. During 2003 and 2002, the remaining unvested stock units were exchanged for shares of restricted common stock with the same terms as the unvested units. At December 31, 2003, there were 111,701 deferred vested units outstanding that are convertible to common stock over the period to 2008.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

(10)	Gain on Sale of Properties, Impairment Losses on Real Estate and Discontinued Operations

The following table summarizes our gain on sale of properties and impairment losses on real estate:

(In thousands)	2003	2002	2001
Sales of land/development properties	$111	$—	$(473)
Sales of rental properties	4,049	15,652	4,937

Gain on sale of properties	4,160	15,652	4,464
Impairment losses	(7,255)	(2,496)	(1,500)

Total	$(3,095)	$13,156	$2,964

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs.

During 2003, we disposed of five operating properties and one land parcel, recognizing a gain of $14.5 million, $10.3 million of which is classified as discontinued operations. We continue to manage two properties (Wateridge and Lakewood) under management agreements and the gain on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with the Katella, Pacificare and Century Springs properties and, accordingly the gains on these sales and the operating results of the properties are classified as discontinued operations. We also recognized an impairment loss of $2.7 million on the Lakewood property in the second quarter of 2003, the sale of which closed in the third quarter of 2003; an impairment loss of $3.0 million on our Tower of the Hills property, the sale of which is expected to close in the first quarter of 2004; and an impairment loss of $1.5 million on land holdings. These impairment losses were recognized as the properties estimated fair market value less costs to sell were less than their carrying amounts.

During 2002, we disposed of four operating properties, recognizing a gain of $34.7 million, $19.1 million of which is classified as discontinued operations. This gain includes our share of gain on a sale of a property which we held an interest through an unconsolidated entity ($4.9 million). We continued to manage two of the properties (Wasatch 17 and Braker Point) under management agreements and, accordingly, the operating results of the properties and the gains on the sales are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with Commons at Las Colinas and, accordingly, the gain on sale and results of operations of the property are classified as discontinued operations. We also recognized impairment losses of $2.5 million on land holdings.

During 2001, we disposed of seven operating properties, one property under development and three parcels of land held for development. We recognized a gain of $4.5 million on these transactions. We also recognized an impairment loss of $1.5 million on land holdings.

Net operations of the properties classified as discontinued operations are summarized as follows:

(In thousands)	2003	2002	2001
Revenues	$6,673	$15,564	$20,581
Property expenses	2,862	3,634	3,636
Depreciation and amortization	1,139	5,173	7,429

	$2,672	$6,757	$9,516

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

(11)	Acquisitions

During 2003, we acquired one operating property from a third party and the remaining outside 50% interest in a joint venture which owns an operating property. These properties have a total of approximately 340,000 rentable square feet and the purchase cost was approximately $85.2 million, including assumed debt. The table below details our 2003 acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
500 Forbes	San Francisco, CA	Sep-03	1	156,000	$51,122
1717 Pennsylvania[1]	Washington, DC	Oct-03	1	184,446	34,060

			2	340,446	$85,182

[1]	We acquired the 50% interest of our partner.

During 2002, we acquired five operating properties totaling approximately 863,000 rentable square feet for approximately $216.1 million including assumed debt. The table below details our 2002 acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
11119 Torrey Pines Rd.	Southern Califormia	May-02	1	76,701	$19,000
Canal Center	Washington, DC Metro	Aug-02	4	492,001	121,779
TransPotomac V Plaza	Washington, DC Metro	Aug-02	1	96,960	19,721
Carroll Vista I & II	Southern Califormia	Sep-02	3	107,579	24,600
Stanford Research Park	San Francisco Bay Area	Oct-02	2	89,595	31,000

			11	862,836	$216,100

The aggregate purchase cost of properties acquired in 2003 and 2002 was allocated as follows:

(In thousands)	2003	2002
Land	$23,204	$34,176
In-place lease intangible	8,328	12,163
Building and tenant improvements	53,228	164,661
Prepaid ground rent	—	5,100
Working capital	422	—

	$85,182	$216,100

(12)	Commitments and Contingencies

At December 31, 2003, we were contingently liable on $14.0 million in letters of credit. We were contingently liable for letters of credit related to various completion escrows and on performance bonds amounting to approximately $1.6 million to ensure completion of required public improvements on our construction projects.

We have a 401(k) plan for employees under which we match 75% of employee contributions up to the first 6% of pay. We also have the option to make a base contribution of 3% of pay for participants who remain employed on December 31 (end of the plan year). Our contributions to the plan are subject to an initial four-year vesting, 25% per year. Our contributions to the plan were $3.2 million in 2003, $3.1 million in 2002 and $3.0 million in 2001.

The following legal actions are ongoing:

HQ Global Stockholders

We are currently involved in a lawsuit filed in April 2000 by two stockholders of HQ Global arising out of the June 2000 merger transaction involving HQ Global and VANTAS Incorporated. These two stockholders originally brought claims against HQ Global, the board of directors of HQ Global, FrontLine Capital Group and us in Delaware Chancery Court. The two stockholders allege that, in connection with the merger transaction, we breached our fiduciary duties to the two stockholders and breached a contract with the stockholders. The claim relates principally to the allocation of consideration paid to us with respect to our interest in an affiliate of HQ Global that

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

conducts international executive suites operations. The stockholders asked the court to rescind the transaction, or in the alternative to award compensatory and rescissory damages. The court determined that it would not rescind the merger transaction, but held open the possibility that compensatory damages could be awarded or that another equitable remedy might be available.

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Thomas A. Carr, Oliver T. Carr, Jr. and Philip Hawkins, who currently serve as directors and/or executive officers of us, with respect to any losses incurred by them arising out of the above litigation (as well as related litigation that was resolved in our favor in the second quarter of 2003), if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global has not satisfied its indemnity obligation to these directors and is not considered likely to do so in the future. As a result, we have paid the costs incurred by these directors in connection with the above litigation. We have paid approximately $747,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors for this suit and the related litigation that was resolved in our favor in the second quarter of 2003.

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

Broadband Office, Inc.

On May 8, 2003, Broadband Office, Inc. (Broadband Office) and the official committee of unsecured creditors of Broadband Office Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware against a group of REITs, real estate operating companies and individuals, including us, our subsidiaries and Philip Hawkins, our President and Chief Operating Officer, relating to the formation, management and capitalization of Broadband Office. We were an equity investor in and customer of Broadband Office, and, at our request, Mr. Hawkins served as a member of the board of directors of Broadband Office until his resignation from the board of Broadband Office on May 2, 2001. Broadband Office filed for bankruptcy protection on May 9, 2001. The complaint, among other things, alleges, breaches of fiduciary duties by us and Mr. Hawkins as a member of the Broadband Office board, seeks to recharacterize our investment as a holder of common stock to be one as a general unsecured creditor and/or as a general partner responsible jointly with all other alleged general partners for the outstanding debts of the corporation, and also seeks recovery of alleged preference payments made to us or our subsidiaries. The plaintiffs seek relief in an amount in excess of $300 million jointly and severally from all defendants. Our board of directors has determined that, based on Maryland law and our charter, we are permitted to indemnify Mr. Hawkins in connection with these claims, and has authorized us to advance to or on behalf of Mr. Hawkins his costs and expenses incurred in defending this claim. Currently our legal counsel is also defending Mr. Hawkins in this matter and we are paying those legal fees directly. If it is later determined that Mr. Hawkins was not entitled to indemnification under Maryland law or our charter, Mr. Hawkins has agreed to reimburse us for any costs or expenses advanced to him or on his behalf. On October 29, 2003, we filed a motion to dismiss all claims asserted in the complaint. Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to either predict the outcome of or estimate a range of potential loss associated with, this litigation including our agreement to indemnify Mr. Hawkins. We dispute the plaintiffs’ claims and intend to vigorously defend this matter. While we believe that the outcome of this matter will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If this matter is not resolved in our favor, there exists the possibility of a material adverse impact on our financial condition and results of operations when the matter is resolved.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

Winstar Communications

September 3, 2003, Winstar Communications and several affiliated entities (Winstar) brought suit against us, a number of other leading commercial real estate companies and the Building Owners and Managers Association International and Building Owners and Managers Association of New Jersey trade associations (BOMA). The suit asserts claims for violations of federal and state antitrust law, federal communications law, state business tort law, and seeks both monetary damages of an unspecified amount and injunctive relief. The claims are premised upon allegations that the real estate firms, through and with BOMA, colluded and agreed to deny Winstar necessary access to commercial real estate by denying Winstar access and/or charging Winstar disadvantageous and discriminatory fees that were higher than those charged to the incumbent local telephone companies. As a result of this alleged collusive conduct, Winstar claims that it has been damaged in its ability to provide competitive telecommunications services to customers leasing office space in the defendants’ commercial real estate properties.

Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to either predict the outcome of, or estimate a range of potential loss associated with, this litigation. We dispute the plaintiffs’ claims and intend to vigorously defend this matter. While we believe that the outcome of this matter will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. If this matter is not resolved in our favor, there exists the possibility of a material adverse impact on our financial condition and results of operations when the matter is resolved.

In the course of our normal business activities, various other lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

(13)	Guarantees

Our obligations under guarantee agreements at December 31, 2003 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	85,316,000	250,000
Loan[4]	Shakespeare Theater	Dec-04	16,500,000	175,000
Indemnification[5]	HQ Global		unknown	—
Loan[6]	Square 320	Mar-05	16,070,000	135,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.

2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.

4.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

5.	See note 12 for further discussion.

6.

Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

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

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

(14)	Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for 2003 and 2002:

(In thousands, except per share data)
2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental revenue	$125,731	$120,663	$120,479	$125,071
Real estate service revenue	5,555	7,478	6,518	4,786
Real estate operating income	46,251	42,122	40,861	41,376
HQ lease guarantees	—	—	(811)	—
Impairment losses on real estate	—	(2,701)	—	(4,554)
(Loss) gain on sale of properties	(277)	3,522	120	795
Income from continuing operations	18,198	16,046	13,287	12,417
Income from discontinued operations	773	783	665	451
Gain on sale of discontinued operations	—	—	10,035	282
Net income	18,971	16,829	23,987	13,150
Basic net income per common share:
Continuing operations[1]	0.22	0.23	0.17	0.04
Discontinued operations[1]	0.01	0.01	0.01	0.01
Gain on sale of discontinued operations	—	—	0.19	—
Net income	0.23	0.24	0.37	0.05
Diluted net income per common share:
Continuing operations[1]	0.22	0.23	0.17	0.04
Discontinued operations[1]	0.01	0.01	0.01	0.01
Gain on sale of discontinued operations	—	—	0.19	—
Net income	0.23	0.24	0.37	0.05

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except per share data)
2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental revenue	$122,117	$118,956	$125,660	$128,652
Real estate service revenue	6,127	5,488	5,560	7,363
Real estate operating income	43,175	47,006	48,340	45,781
HQ lease guarantees	(2,400)	(6,293)	—	—
Impairment losses on real estate	(860)	(465)	—	(1,171)
Gain on sale of properties	—	3,340	7,042	5,270
Income from continuing operations	15,156	17,782	27,559	22,966
Income from discontinued operations	2,344	2,403	1,475	535
Gain on sale of discontinued operations	—	—	19,085	—
Net income	17,500	20,185	48,119	23,501
Basic net income per common share:
Continuing operations[2]	0.13	0.17	0.31	0.33
Discontinued operations[2]	0.04	0.04	0.03	0.01
Gain on sale of discontinued operations	—	—	0.36	—
Net income	0.17	0.21	0.70	0.34
Diluted net income per common share:
Continuing operations[2]	0.13	0.16	0.31	0.33
Discontinued operations[2]	0.04	0.04	0.02	0.01
Gain on sale of discontinued operations	—	—	0.36	—
Net income	0.17	0.20	0.69	0.34

1.	Net of issuance costs for redeemed preferred stock of $0.03 per share in the 1st quarter and $0.12 per share in the 4th quarter.

2.	Net of issuance costs for redeemed preferred stock of $0.01 per share in the 2nd quarter and $0.08 per share in the 3rd quarter.

(15)	Segment Information

Our only reportable operating segment is real estate property operations. Other business activities and operating segments that are not reportable are included in other operations. The performance measure we use to assess results for real estate property operations is property operating income. We define property operating income as total rental revenue less property expenses, which include property operating expenses (other than depreciation and amortization) and real estate taxes. The real estate property operations segment includes the operation and management of rental properties including those classified as discontinued operations. The accounting policies of the segments are the same as those described in note 1.

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

Operating results of our reportable segment and our other operations are summarized as follows:

	As of and for the year ended December 31, 2003
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$498.7	$24.3	$(6.7)	$516.3
Segment expense	174.9	42.8	(2.9)	214.8

Property/Segment operating income (loss)	323.8	(18.5)	(3.8)	301.5

Depreciation expense				130.9

Operating income				170.6
Interest expense				(104.5)
Other income				6.2
Gain on sale of properties and impairment losses				(3.1)
Minority interest and taxes				(9.3)
Discontinued operations - sold or held for sale properties				2.7
Discontinued operations - gain on sale of properties				10.3

Net income				$72.9

Total assets	$2,641.8	$194.2	$—	$2,836.0

Expenditures for long-lived assets	$189.9	$9.5	$—	$199.4

	As of and for the year ended December 31, 2002
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$511.0	$24.5	$(15.6)	$519.9
Segment expense	172.8	41.7	(3.7)	210.8

Property/Segment operating income (loss)	338.2	(17.2)	(11.9)	309.1

Depreciation expense				124.9

Operating income				184.2
Interest expense				(99.0)
Other expense				(0.9)
Gain on sale of properties and impairment losses				13.2
Minority interest and taxes				(14.1)
Discontinued operations - sold or held for sale properties				6.8
Discontinued operations - gain on sale of properties				19.1

Net income				$109.3

Total assets	$2,637.5	$180.4	$—	$2,817.9

Expenditures for long-lived assets	$287.9	$13.7	$—	$301.6

CARRAMERICA REALTY CORPORATION

Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2001
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$507.6	$31.1	$(20.6)	$518.1
Segment expense	162.9	49.5	(3.6)	208.8

Property/Segment operating income (loss)	344.7	(18.4)	(17.0)	309.3

Depreciation expense				118.5

Operating income				190.8
Interest expense				(83.6)
Other expense				(29.8)
Gain on sale of properties and impairment losses				3.0
Minority interest and taxes				(10.8)
Discontinued operations - sold or held for sale properties				9.5

Net income				$79.1

Total assets	$2,605.8	$169.6	$—	$2,775.4

Expenditures for long-lived assets	$133.3	$17.2	$—	$150.5

(16)	Supplemental Cash Flow Information

In October 2003, we assumed $23.8 million of debt related to the purchase of an operating property. The total purchase price of the property was approximately $34.0 million.

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

Our employees converted approximately $0.6 million, $1.8 million and $1.8 million in restricted vested units to 25,978 shares, 78,280 shares, and 80,532 shares in 2003, 2002 and 2001, respectively.

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

In 2001, 400,000 shares of our Series A Cumulative Convertible Redeemable Preferred Stock were converted to shares of common stock.

CarrAmerica Realty Corporation and Subsidiaries

Schedule II: Valuations and Qualifying Accounts

(In Thousands)

Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve[1]	Balance End of Period
Allowance for Doubtful Accounts:
Year Ended:
December 31, 2003	$5,959	$2,608	$(2,815)	$5,752
December 31, 2002	9,385	7,052	(10,478)	5,959
December 31, 2001	3,934	5,498	(47)	9,385

[1]	Balance written off as uncollectible.

CarrAmerica Realty Corporation and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)		Initial Costs		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried at Close of Period
Properties	Encumbrances	Land	Buildings and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
Downtown Washington, D.C.:
International Square[2]	$176,988[5]	$69,651	$100,921	$26,298	$69,651	$127,219	$196,870	$77,637	1977, 1979, 1982	1993
900 19th Street	14,453[6]	1,985	13,358	3,991	1,985	17,349	19,334	9,307	1986	1993
2550 M Street	—	2,340	11,348	14,493	2,340	25,841	28,181	14,163	1978	1993
1730 Pennsylvania Avenue	—	2,196	11,013	14,370	2,196	25,383	27,579	16,186	1972	1993
1255 23rd Street	36,901	10,793	40,214	4,771	10,793	44,985	55,778	21,777	1983	1993
1747 Pennsylvania Avenue	—	1,636	8,157	8,436	1,636	16,593	18,229	10,374	1970	1993
1775 Pennsylvania Avenue	11,467	—	19,000	3,350	—	22,350	22,350	6,144	1975	1994
1717 Pennsyvania Avenue	23,741	20,728	34,681	—	20,728	34,681	55,409	5,751	1960, 1996	2003
675 E Street[1]	—	—	—	577	—	577	577	—	N/A	2001
Suburban Washington, D.C.:
One Rock Spring Plaza	—	—	18,409	2,425	—	20,834	20,834	10,347	1989	1995
Sunrise Corporate Center	—	8,250	34,322	7,969	11,566	38,975	50,541	5,166	1987-1989	1996
Reston Crossing East & West	—	8,379	—	59,223	13,325	54,277	67,602	10,855	1987-1989	1996
Trans Potomac V Plaza	—	2,604	16,904	(84)	2,604	16,820	19,424	780	1982	2002
Canal Center	—	17,848	98,580	(437)	17,848	98,143	115,991	4,489	1986, 1988	2002
Orange County/Los Angeles:
Scenic Business Park	—	2,469	4,503	2,085	2,469	6,588	9,057	3,033	1985	1996
Harbor Corporate Park	—	2,191	5,784	3,978	2,191	9,762	11,953	3,639	1987	1996
Warner Center	—	16,490	33,698	9,057	16,574	42,671	59,245	14,380	1981-1985	1996
South Coast Executive Center	14,384	3,324	17,212	6,241	3,388	23,389	26,777	6,641	1987	1996
Warner Premier	—	3,252	6,040	2,073	3,285	8,080	11,365	2,383	1990	1997
Von Karman	—	3,731	12,493	1,860	3,744	14,340	18,084	3,328	1981	1997
2600 W. Olive	18,385	3,855	25,054	4,225	3,904	29,230	33,134	7,561	1986	1997
Bay Technology Center	—	2,442	11,164	2,010	2,462	13,154	15,616	2,921	1985	1997
Pacific Corporate Plaza 1, 2, 3	—	5,756	—	13,444	5,928	13,272	19,200	3,887	1998	1997
Alton Deere Plaza	—	5,666	17,967	2,992	5,676	20,949	26,625	4,560	1989	1998
Westlake Spectrum	—	4,371	13,105	891	4,400	13,967	18,367	1,721	1988-1989	2000
San Diego:
Del Mar Corporate Plaza	—	2,860	13,252	1,842	2,869	15,085	17,954	5,135	1986	1996
Towne Center Technology Park 1, 2, 3	—	4,929	—	19,773	5,073	19,629	24,702	9,264	1998	1997
Lightspan	—	1,438	5,710	844	1,440	6,552	7,992	1,942	1985	1997
La Jolla Spectrum 1 & 2	—	6,447	—	34,060	6,525	33,982	40,507	6,858	1999-2001	1998
Palomar Oaks Technology Park	9,261	4,698	12,495	2,159	4,714	14,638	19,352	3,026	1989	1998
Towne Center Technology Park	—	5,123	11,754	4,356	5,135	16,098	21,233	3,097	1989	1998
Highlands Corporate Center	—	10,156	30,369	3,016	10,156	33,385	43,541	5,199	2002	1999
11119 Torrey Pines Rd.	—	6,711	12,343	974	6,711	13,317	20,028	721	1989	2002
Carroll Vista I & II	—	7,014	17,863	(726)	7,014	17,137	24,151	740	1986	2002
La Jolla Commons	—	2,868	—	4	2,872	—	2,872	—	N/A	2003
San Francisco Bay Area:
CarrAmerica Corporate Center	—	33,035	75,720	11,773	32,946	87,582	120,528	36,835	1988	1996
Valley Business Park I	—	3,859	3,155	660	3,865	3,809	7,674	1,075	1981	1996
Bayshore Centre 2	—	8,525	6,969	1,401	8,960	7,935	16,895	2,643	1984	1996

CarrAmerica Realty Corporation and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)		Initial Costs		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried at Close of Period
Properties	Encumbrances	Land	Buildings and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
Rincon Centre	—	12,464	10,188	1,723	12,480	11,895	24,375	3,957	1984	1996
Valley Centre II	—	13,658	11,164	(132)	13,676	11,014	24,690	3,271	1980	1996
Valley Office Centre	—	6,134	5,014	815	6,142	5,821	11,963	1,541	1981	1996
Valley Centre	—	6,051	4,945	962	6,059	5,899	11,958	1,832	1980	1996
Valley Business Park II	—	8,753	7,155	2,409	8,765	9,552	18,317	2,883	1979	1996
Rio Robles	—	16,655	29,598	8,692	16,669	38,276	54,945	7,834	1985	1996
First Street Technology Center	—	3,388	4,884	497	3,411	5,358	8,769	1,344	1984	1997
Baytech Business Park	—	14,958	—	22,717	13,973	23,702	37,675	7,648	1998	1997
3571 North First Street	—	6,297	8,862	418	6,326	9,251	15,577	2,097	1985	1997
San Mateo Center	—	15,426	24,682	5,393	15,527	29,974	45,501	6,991	1986	1997
Oakmead West Land A-G	—	22,842	—	41,583	20,526	43,899	64,425	13,320	1998	1997
Hacienda West	—	6,468	24,062	2,903	6,492	26,941	33,433	6,099	1987	1998
Sunnyvale Technology Center	—	12,098	16,131	246	12,106	16,369	28,475	3,233	1971-1975	1998
Clarify Corporate Center 1, 2, 3, 4	—	17,574	—	30,963	17,470	31,067	48,537	9,688	1999	1998
Valley Technology Center 1, 2, 3, 4, 5, 6, 7	—	32,910	—	44,286	31,848	45,348	77,196	10,863	1998	1998
Golden Gateway Commons	—	21,112	51,689	6,967	21,166	58,602	79,768	12,237	1980-1984	1998
Techmart Commerce Center	—	—	36,594	3,896	—	40,490	40,490	8,381	1987	1998
Fremont Technology Park 1, 2, 3	—	10,122	10,797	23	8,433	12,509	20,942	4,392	1999	1998
Mountain View Gateway Center	—	13,637	37,946	(15)	13,630	37,938	51,568	3,427	1998	2001
Stanford Research Park	—	—	22,280	—	—	22,280	22,280	528	2000	2002
500 Forbes Blvd.	—	11,676	33,356	—	11,676	33,356	45,032	512	2003	2003
Denver, CO:
Harlequin Plaza	—	4,746	21,344	11,564	4,747	32,907	37,654	10,217	1981	1996
Quebec Court I & II	—	2,368	19,819	10,535	2,371	30,351	32,722	9,671	1979-1980	1996
Quebec Centre	—	1,423	5,659	1,931	1,423	7,590	9,013	2,662	1985	1996
Dry Creek Corporate Center	—	10,575	—	24,900	14,263	21,212	35,475	2,850	1999-2001	1998
Seattle, WA:
Redmond East	25,146	6,957	32,390	3,518	6,939	35,926	42,865	11,204	1988-1992	1996
Redmond Hilltop B & C	—	2,511	—	8,009	2,489	8,031	10,520	3,177	1998	1996
Canyon Park	—	7,643	23,624	4,498	5,782	29,983	35,765	10,811	1989	1997
Willow Creek	—	1,709	6,972	79	1,724	7,036	8,760	1,554	1981	1997
Willow Creek Corp. Center 1, 2, 3, 4, 5, 6	—	6,485	—	41,080	5,778	41,787	47,565	12,707	1998	1997
Canyon Park Commons	4,345	5,592	9,958	20,613	6,749	29,414	36,163	6,503	1988, 2000	1997
Canyon Point	—	6,225	—	4,219	10,408	36	10,444	—	N/A	2000
Salt Lake City, UT:
Sorenson Research Park	3,280[7]	5,879	25,304	9,604	7,322	33,465	40,787	8,574	1988-1997, 1999	1997
Wasatch Corporate Center	11,496	5,954	15,495	4,071	4,528	20,992	25,520	5,161	1996	1997
Wasatch Corporate Center 16	—	1,172	—	495	1,667	—	1,667	—	N/A	1999
Creekside I & II	—	—	3,150	8,521	3,211	8,460	11,671	1,782	2001	2000
Chicago, IL:
Parkway North I	—	3,727	29,146	3,911	3,733	33,051	36,784	8,991	1986-1989	1996
333 and 377 E. Butterfield Rd.	—	6,387	45,111	14,030	6,346	59,182	65,528	14,738	1984-1985	1996
The Crossings	—	5,268	34,215	6,062	5,289	40,256	45,545	10,673	1985	1997

CarrAmerica Realty Corporation and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)		Initial Costs		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried at Close of Period
Properties	Encumbrances	Land	Buildings and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
Bannockburn I, II, IV	—	5,362	35,657	7,077	5,396	42,700	48,096	11,810	1980, 1988	1997
Austin, TX:
City View Centre	—	1,718	13,854	3,614	1,720	17,466	19,186	5,437	1985	1996
City View Center	—	1,890	—	13,749	2,107	13,532	15,639	4,399	1998	1996
Tower of the Hills	—	1,633	13,625	(1,503)	1,634	12,121	13,755	3,306	1986	1997
Dallas, TX:
Cedar Maple Plaza	—	1,220	10,982	2,181	1,225	13,158	14,383	3,453	1985	1997
Quorum North	—	1,357	9,078	2,264	1,368	11,331	12,699	3,282	1983	1997
Quorum Place	—	1,941	14,234	4,345	1,954	18,566	20,520	4,769	1981	1997
Tollway Plaza	—	5,482	—	48,303	6,729	47,056	53,785	12,036	1998	1997
Royal Ridge IV & V	—	6,586	—	1,501	8,087	—	8,087	—	N/A	2000
Two Mission Park	—	823	4,326	1,729	831	6,047	6,878	1,749	1983	1997
5000 Quorum	—	1,774	15,616	2,249	1,782	17,857	19,639	4,070	1984	1998
Phoenix, AZ:
Qwest Communications	19,959	18,517	74,069	786	18,641	74,731	93,372	15,050	1988	1997
Portland, OR:
Sunset Corporate Park	—	4,932	—	12,363	3,256	14,039	17,295	3,911	1999	1998
Rock Creek Corp Center	—	2,614	—	15,981	2,575	16,020	18,595	3,464	1999	1998
Atlanta, GA:
Glenridge	17,049[4]	1,423	4,871	833	1,292	5,835	7,127	1,790	1986	1996
Holcomb Place	3,185	1,419	4,574	1,878	1,421	6,450	7,871	1,493	1982	1996
Midori	—	1,802	6,715	3,111	2,320	9,308	11,628	2,299	1989	1996
Parkwood	—	2,080	12,678	5,057	2,362	17,453	19,815	5,103	1985	1996
The Summit	—	2,237	15,027	3,493	2,241	18,516	20,757	5,081	1986	1996
Spalding Ridge	—	1,550	4,950	8,448	1,678	13,270	14,948	4,342	1998	1996
2400 Lake Park Drive	—	805	6,539	1,363	812	7,895	8,707	2,240	1982	1997
680 Engineering Drive	—	559	3,420	876	563	4,292	4,855	1,172	1985	1997
Embassy Row	—	12,244	36,907	39,745	12,311	76,585	88,896	18,170	1983, 1998-1999	1997
Waterford Centre	—	1,110	7,737	1,490	1,115	9,222	10,337	2,053	1985	1998
Forum	—	1,732	—	10,469	1,790	10,411	12,201	915	2002	2000

PROPERTY TOTALS	390,040	717,274	1,649,950	817,762	733,327	2,451,659	3,184,986	678,312
Intercompany elimination	—	—	—	(39,568)	—	(39,568)	(39,568)	(4,361)
Property held for sale[8]	—	(1,633)	(13,625)	1,504	(1,633)	(12,121)	(13,754)	(3,306)
Corporate fixed assets	—	—	—	—	—	43,692	43,692	22,256

TOTAL	$390,040	$715,641	$1,636,325	$779,698	$731,694	$2,443,662	$3,175,356	$692,901

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Leasehold improvements, furniture, fixtures and equipment	5 to 15 years

The aggregate cost for federal income tax purposes was approximately $2,543,072 at December 31, 2003.

The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2003, 2002 and 2001 are as follows:

	Real Estate Assets
(In thousands)	2003	2002	2001
Balance, beginning of period	$3,088,665	$2,953,659	$2,926,697
Acquisitions	100,441	201,000	51,583
Improvements	67,165	79,371	86,821
Sales, retirements and write-offs	(80,915)	(145,365)	(111,442)

Balance, end of period	$3,175,356	$3,088,665	$2,953,659

	Accumulated Depreciation
	2003	2002	2001
Balance, beginning of period	$587,123	$491,497	$391,727
Depreciation for the period	113,444	110,896	110,893
Sales, retirements andwrite-offs	(7,666)	(15,270)	(11,123)

Balance, end of period	$692,901	$587,123	$491,497

[1]	Under construction as of December 31, 2003. Construction costs are shown under building and improvements until completion. At completion, costs will be allocated between land and building and improvements.

[2]	We use approximately 63,000 square feet of office space for our headquarters.

[3]	Costs capitalized are offset by retirements and writeoffs.

[4]	Secured by Glenridge, Midori, Waterford, Spalding Ridge and Parkwood.

[5]	Secured by International Square, 1730 Pennsylvania Avenue and 1255 23rd Street.

[6]	Note paid in full 2/4/04.

[7]	Paid $1.4 million of debt 2/9/04.

[8]	Property located in Austin, TX the sale of which is expected to close in the first quarter of 2004.