Form 10-Q
period 2004-03-31
CARRAMERICA REALTY CORP
filed 2004-05-03
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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

Number of shares outstanding of each of the registrant’s

classes of common stock, as of April 28, 2004:

Common Stock, par value $.01 per share: 54,347,380 shares

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

Index

		Page

Part I: Financial Information

Item 1.	Financial Statements

	Consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of March 31, 2004 (unaudited) and December 31, 2003	4

	Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three months ended March 31, 2004 and 2003 (unaudited)	5

	Consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the three months ended March 31, 2004 and 2003 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

Part II: Other Information

Item 1.	Legal Proceedings	30-31

Item 6.	Exhibits and Reports on Form 8-K	31-32

Part I

Item 1.	Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets As Of March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
(In thousands, except share and per share amounts)
	(unaudited)
Assets
Rental property:
Land	$690,262	$690,410
Buildings	1,975,762	1,974,347
Tenant improvements	430,636	420,533
Furniture, fixtures and equipment	49,846	48,216

	3,146,506	3,133,506
Less: Accumulated depreciation	(722,159)	(692,901)

Total rental property	2,424,347	2,440,605
Land held for development or sale	41,356	41,284
Assets related to properties held for sale	—	10,626
Cash and cash equivalents	5,756	4,299
Restricted deposits	3,082	2,549
Accounts and notes receivable, net	18,980	17,829
Investments in unconsolidated entities	138,337	137,604
Accrued straight-line rents	86,800	84,552
Tenant leasing costs, net	50,250	51,547
Prepaid expenses and other assets, net	47,662	45,123

	$2,816,570	$2,836,018

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Mortgages and notes payable, net	$1,704,377	$1,727,648
Accounts payable and accrued expenses	88,224	95,586
Rent received in advance and security deposits	30,166	34,757

Total liabilities	1,822,767	1,857,991
Minority interest	65,459	70,456
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 35,000,000 shares:
Series E Cumulative Redeemable Preferred Stock, at redemption value, issued and outstanding, 8,050,000 shares at March 31, 2004 and December 31, 2003.	201,250	201,250
Common Stock, $.01 par value, authorized 180,000,000 shares:
issued and outstanding 54,337,923 shares at March 31, 2004 and 52,880,953 shares at December 31, 2003.	543	529
Additional paid-in capital	1,012,560	976,644
Cumulative dividends in excess of net income	(286,009)	(270,852)

Total stockholders’ equity	928,344	907,571

Commitments and contingencies	$2,816,570	$2,836,018

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
(In thousands, except per share amounts)	2004	2003
	(unaudited)
Operating revenues:
Rental revenue:
Base rent	$104,042	$103,691
Recoveries from tenants	13,439	16,052
Parking and other tenant charges	4,105	5,988

Total rental revenue	121,586	125,731
Real estate service revenue	5,466	5,555

Total operating revenues	127,052	131,286

Operating expenses:
Property expenses:
Operating expenses	31,198	31,680
Real estate taxes	11,465	11,818
General and administrative	10,272	10,286
Depreciation and amortization	33,446	31,251

Total operating expenses	86,381	85,035

Real estate operating income	40,671	46,251

Other (expense) income:
Interest expense	(26,341)	(25,873)
Equity in earnings of unconsolidated entities	1,998	1,327
Other	694	98

Total other expense	(23,649)	(24,448)

Income from continuing operations before income taxes, minority interest and loss on sale of properties	17,022	21,803
Income taxes	(122)	(252)
Minority interest	(2,026)	(3,076)
Loss on sale of properties	(10)	(277)

Income from continuing operations	14,864	18,198
Discontinued operations—Net operations of properties sold	300	773
Discontinued operations—Gain on sale of properties	66	—

Net income	15,230	18,971

Less: Dividends on preferred and restricted stock and issuance costs of redeemed preferred stock	(3,940)	(7,042)

Net income available to common shareholders	$11,290	$11,929

Basic net income per common share:
Continuing operations	$0.20	$0.22
Discontinued operations	0.01	0.01

Net income	$0.21	$0.23

Diluted net income per common share:
Continuing operations	$0.20	$0.22
Discontinued operations	0.01	0.01

Net income	$0.21	$0.23

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

(In thousands)	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$15,230	$18,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,446	32,010
Minority interest	2,026	3,076
Equity in earnings of unconsolidated entities	(1,998)	(1,327)
Loss on sale of properties	10	277
Gain on sale of discontinued operations	(66)	—
Gain on sale of residential property	(225)	—
Provision for uncollectible accounts	80	1,871
Stock-based compensation	905	1,171
Other	1,497	(188)
Changes in assets and liabilities:
Decrease in accounts receivable	705	2,650
Increase in accrued straight-line rents	(2,236)	(2,153)
Additions to tenant leasing costs	(2,276)	(2,704)
Increase in prepaid expenses and other assets	(1,213)	(1,174)
Decrease in accounts payable and accrued expenses	(8,083)	(16,915)
(Decrease) increase in rent received in advance and security deposits	(4,471)	1,599

Total adjustments	18,101	18,193

Net cash provided by operating activities	33,331	37,164

Cash flows from investing activities:
Acquisition and development of rental property	(1,592)	(2,645)
Additions to tenant improvements	(10,040)	(5,327)
Additions to land held for development or sale	(72)	(520)
Additions to construction in progress	(1,704)	(3,777)
Issuance of notes receivable	(2,081)	(654)
Distributions from unconsolidated entities	1,383	835
Investments in unconsolidated entities	(178)	(544)
Acquisition of minority interest	(1,079)	(220)
(Increase) decrease in restricted deposits	(533)	2,545
Proceeds from sale of residential property	2,060	—
Proceeds from sales of properties	10,512	162

Net cash used by investing activities	(3,324)	(10,145)

Cash flows from financing activities:
Repurchase of common shares	—	(7,858)
Repurchase of preferred shares	—	(53,953)
Exercises of stock options	31,589	1,381
Proceeds from issuance of unsecured notes, net of issuance costs	222,892	—
Net (repayments) borrowings on unsecured credit facility	(228,000)	96,000
Repayments of mortgages payable	(21,785)	(28,045)
Dividends and distributions to minority interests	(33,246)	(34,474)

Net cash used by financing activities	(28,550)	(26,949)

Increase in cash and cash equivalents	1,457	70
Cash and cash equivalents, beginning of the period	4,299	5,238

Cash and cash equivalents, end of the period	$5,756	$5,308

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $176 and $424 for the three months ended Mar. 31, 2004 and 2003, respectively)	$38,763	$37,926

Income tax refunds, net	$(23)	$(59)

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

We are a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected suburban markets across the United States. Based on property operating income, our most significant markets include Northern California, the Washington, D.C. metropolitan area, Southern California and Seattle.

(b)	Basis of Presentation

The financial statements have been prepared using the accounting policies described in our 2003 annual report on Form 10-K.

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

Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including evaluating the impairment of long-lived assets and investments, allocating the purchase cost of acquired properties, assessing our probable liability under lease guarantees for HQ Global Workplaces, Inc. (HQ Global) and evaluating the collectibility of accounts receivable. Actual results could differ from these estimates.

(c)	Interim Financial Statements

The financial statements reflect all adjustments, which are, in our opinion, necessary to reflect a fair presentation of the results for the interim periods, and all adjustments are of a normal, recurring nature.

(d)	New Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

SFAS No. 150 was effective for us as of July 1, 2003. On October 29, 2003, the FASB indefinitely delayed the provision of the statement related to non-controlling interests in limited-life entities that are consolidated. We had determined that one of our consolidated partnerships was a limited-life entity. The partnership agreement was amended in the first quarter of 2004, giving the partnership an unlimited life. Accordingly, the adoption of SFAS No. 150 had no effect on our financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(e)	Earnings Per Share

The following table sets forth information relating to the computations of our basic and diluted earnings per share (“EPS”) from continuing operations:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
(In thousands, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$10,924	53,199	$0.20	$11,156	51,608	$0.22

Effect of Dilutive Securities
Adjustment to dividends on unvested restricted stock	141	—		37	—
Stock options and restricted stock	—	595		—	328

Diluted EPS	$11,065	53,794	$0.20	$11,193	51,936	$0.22

Income from continuing operations is reconciled to earnings available to common shareholders as follows:

	Three Months Ended March 31,
(In thousands)	2004	2003
Income from continuing operations	$14,864	$18,198
Dividends on preferred stock	(3,774)	(5,224)
Dividends on unvested restricted stock	(166)	(119)
Issuance costs of redeemed preferred stock	—	(1,699)

Earnings available to common shareholders	$10,924	$11,156

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

The July 2003 clarification of Topic D-42 was effective for us for the quarter ended September 30, 2003 and was required to be reflected retroactively in the financial statements of prior periods. We had not previously considered issuance costs in determining the carrying amount of the preferred stock we redeemed, and accordingly, implementation of the clarification of Topic D-42 affected our previously reported EPS. In particular, our previously reported basic and diluted EPS (from continuing operations and in total) for the three months ended March 31, 2003 were reduced by $0.03 per share, from $0.25 per share to $0.22 per share.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of units in CarrAmerica Realty, L.P. and Carr Realty Holdings, L.P. that are redeemable for shares of our common stock are not included in the computation of diluted earnings per share as their effect is antidilutive.

(f)	Derivative Financial Instruments and Hedging

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2004, the fair value of the interest rate swaps was approximately $1.2 million. We recognized reductions in interest expense for each of the three months ended March 31, 2004 and 2003 of approximately $1.2 million related to the swaps. As March 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 4.03%.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2004, the fair value of the interest rate swaps was approximately $4.4 million. We recognized reductions in interest expense for the three months ended March 31, 2004 and 2003 of approximately $1.2 million and $1.5 million, respectively, related to the swaps. As of March 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.58%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2004, the fair value of the interest rate swaps was approximately $(1.1) million. We recognized a reduction in interest expense for the three months ended March 31, 2004 of approximately $0.1 million related to the swaps. As of March 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 2.34%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of March 31, 2004, the fair market value of these interest rate caps was not material.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of March 31, 2004, the fair market value of this interest rate cap was not material.

(g)	Stock/Unit Compensation Plans

Through 2002, we applied the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, “ and related interpretations to account for our stock/unit compensation plans. Under this method, we recorded compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeded the amount the employee was required to pay to acquire the unit or stock. Effective January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes pro forma effects on net income and earnings per share if the fair value method had been used to account for all stock-based compensation awards made between 1995 and 2002.

	Three Months Ended March 31,
(In thousands, except per share data)	2004	2003
Net income as reported	$15,230	$18,971
Stock-based compensation cost from stock option plans included in net income	38	19
Stock-based compensation cost from restricted stock plan included in net income	867	1,152
Fair value of stock-based compensation	(1,188)	(1,760)

Pro forma net income	$14,947	$18,382

Earnings per share as reported:
Basic	$0.21	$0.23
Diluted	0.21	0.23
Earnings per share, pro forma:
Basic	$0.20	$0.23
Diluted	0.20	0.23

(h)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(2)	Gain on Sale of Properties and Discontinued Operations

The table below summarizes property sales for the three months ended March 31, 2004:

	2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended March 31, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. During the three months ended March 31, 2003, we did not dispose of any operating properties.

Between August and November 2003, we sold three rental properties (Pacificare, Katella and Century Springs) with which we had no continuing involvement after the sales. The results of operations for these properties are classified as discontinued operations. Operating results of the properties classified as discontinued operations are summarized as follows:

	For the three months ended March 31,
(In thousands)	2004	2003
Revenue	$561	$2,072
Property expenses	261	876
Depreciation and amortization	—	423

Net operations of properties sold	$300	$773

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(3)	Guarantees

Our obligations under guarantee agreements at March 31, 2004 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$ —
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	71,058,000	250,000
Loan[4]	Shakespeare Theatre	Dec-04	16,500,000	175,000
Indemnification[5]	HQ Global		unknown	—
Loan[6]	Square 320	Mar-05	16,070,000	135,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
5.	See Part II, Item 1: Legal Proceedings for further discussion.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

(4)	Preferred and Common Stock

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share plus accrued and unpaid dividends for the period from March 1, 2003 through and including the redemption date, without interest. This resulted in a cash expenditure of approximately $50.2 million in March 2003. Including this redemption, for the three months ended March 31, 2003, we repurchased or redeemed 2,158,035 shares of our preferred stock for approximately $54.0 million, excluding accrued and unpaid dividends.

During the first quarter of 2003, we repurchased 322,600 shares of our common stock for approximately $7.9 million.

(5)	Segment Information

Our only reportable operating segment is real estate property operations. Other business activities and operating segments that are not reportable are included in other operations. The performance measure we use to assess results for real estate property operations is property operating income. We define property operating income as total property operating revenue less property expenses, which include property operating expenses (other than depreciation and amortization) and real estate taxes. The real estate property operations segment includes the

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

operation and management of consolidated rental properties including those classified as discontinued operations. The accounting policies of the segments are the same as those described in note 1.

Operating results of our reportable segment and our other operations for the three months ended March 31, 2004 and 2003 are summarized as follows:

	For the three months ended March 31, 2004
	Real Estate Property Operations	Other Operations and Unallocated	Reclassifications —Discontinued Operations	Total
(In millions)
Revenue	$122.2	$5.5	(0.6)	$127.1
Segment expense	43.0	10.3	(0.3)	53.0

Property/Segment operating income (loss)	79.2	(4.8)	(0.3)	74.1

Depreciation expense				33.4

Operating income				40.7
Interest expense				(26.3)
Other income				2.6
Minority interest and taxes				(2.2)
Discontinued operations—property sold				0.3
Discontinued operations—gain on sale of property				0.1

Net income				$15.2

	For the three months ended March 31, 2003
	Real Estate Property Operations	Other Operations and Unallocated	Reclassification —Discontinued Operations	Total
(In millions)
Revenue	$127.8	$5.6	$(2.1)	$131.3
Segment expense	44.4	10.3	(0.9)	53.8

Property/Segment operating income (loss)	83.4	(4.7)	(1.2)	77.5

Depreciation expense				31.2

Operating income				46.3
Interest expense				(25.9)
Other income				1.4
Loss on sale of properties				(0.3)
Minority interest and taxes				(3.3)
Discontinued operations—properties sold				0.8

Net income				$19.0

(6)	Supplemental Cash Flow Information

We acquired $3.1 million of minority interest units which were redeemed for shares of our common stock during the three months ended March 31, 2004.

Our employees converted approximately $1.4 million in restricted units to 58,683 shares of common stock during the three months ended March 31, 2003.

Management’s Discussion and Analysis

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. With respect to our four largest markets, Washington, D.C., Southern California and Eastside Seattle experienced positive net absorption and decreasing vacancy rates in 2003. Within the Washington, D.C. region, Northern Virginia’s vacancy rates declined in 2003 while downtown Washington, D.C.’s vacancy rate increased slightly due to construction deliveries. However, with a vacancy rate of 8.4% at the end of 2003, downtown Washington, D.C. remained one of the healthiest markets in the United States. Northern California has continued to show negative net absorption and increased vacancy rates. We expect Northern California’s office rental market recovery to lag behind our other markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until later in 2004. The occupancy in our portfolio of stabilized operating properties decreased to 87.4% at March 31, 2004 compared to 87.8% at December 31, 2003 and 90.4% at March 31, 2003. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets through the rest of 2004. Rental rates on space that was re-leased in 2004 decreased an average of 15.0% in comparison to rates that were in effect under expiring leases.

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we formed CarrAmerica Realty Operating Partnership, L.P., or the Operating Partnership, to which we intend to contribute substantially all of our assets in exchange for units of common and preferred partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of our liabilities, including the assumption of the obligations under our unsecured credit facility and our senior unsecured notes.

After the UPREIT restructuring, substantially all of our business will be conducted through the Operating Partnership and our primary asset will be our interest in the Operating Partnership. We undertook the UPREIT restructuring to enable us to better compete with other office REITs, many of which are structured as UPREITs, for the acquisition of properties from tax-motivated sellers. As an UPREIT, we anticipate that the Operating Partnership will be able to issue units of limited partnership interest in the Operating Partnership to tax-motivated sellers who contribute properties to the Operating Partnership, thereby enabling those sellers to realize certain tax benefits that would be unavailable if we purchased properties directly for cash. In addition, due to certain tax and timing considerations, we expect that the UPREIT restructuring will better position us to take advantage of merger or strategic acquisition opportunities that may present themselves in the future. We have not currently identified and we are not currently pursuing any material acquisitions that would be structured as Operating Partnership contributions or merger opportunities.

General

During the three months ended March 31, 2004 we completed the following significant transactions:

–	We issued $225.0 million principal amount of 3.625% senior unsecured notes in March 2004 with net proceeds of approximately $222.9 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature April 1, 2009.

–	We entered into a $100.0 million interest rate swap in connection with the issuance of the 3.625% senior unsecured notes which qualifies for fair value hedge accounting.

–	We disposed of one operating property generating net proceeds of approximately $10.5 million.

Management’s Discussion and Analysis

During the three months ended March 31, 2003 we completed the following significant transactions:

–	We repurchased or redeemed an aggregate of 2,158,035 shares of our preferred stock for approximately $54.0 million.
–	We repurchased 322,600 shares of our common stock for approximately $7.9 million.

At the end of 2003, we decided, based on their returns and market factors, that we would exit the Portland and Atlanta markets as soon as practicable. We began marketing these properties during the first quarter of 2004. We intend to reinvest the proceeds from the sale of the Portland/Atlanta properties in other markets where we believe we will recognize a greater return on our invested capital. A summary of the net book value of the assets and operating results of our Portland and Atlanta properties as of and for the three months ended March 31, 2004 is as follows:

	Amount (In thousands)	% of Total

Assets (net book value)	$205,177	7.3%
Rental revenue	8,154	6.7%
Property operating income[1]	4,528	5.7%

[1]	Property operating income is property operating revenue less property operating expenses.

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

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental income over the initial term and any below market renewal periods of the related

Management’s Discussion and Analysis

leases. Capitalized above market lease values are amortized as a decrease to rental income over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

As a result of the bankruptcy of HQ Global, we were required to make estimates regarding our probable liability under guarantees of HQ Global’s performance under four office leases. After carefully evaluating the facts and circumstances of each property and developments in the bankruptcy proceedings, we accrued a loss of $8.7 million in 2002, our best estimate of the probable liability related to these guarantees. Our estimated loss was based on such factors as the expected period of vacancy for the space before it could be relet, expected rental rates and other factors. Circumstances surrounding these guarantees changed and we accrued a net additional loss of $0.8 million in the third quarter of 2003.

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. Metro areas). For example, due to economic conditions and analysis of our accounts receivable, we increased our provision for uncollectible accounts (and related accrued straight-line rents) by approximately $0.1 million and $1.9 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in the addition to our provision for uncollectible accounts in 2004 was due primarily to a reduction in delinquent tenants as marginal tenants’ leases were terminated or sublet and the effects of an improving economy.

Results Of Operations

Property Operating Revenue

Property operating revenue is summarized as follows:

	For the three months ended March 31,		Variance 2004 vs. 2003
(In millions)	2004	2003
Minimum base rent	$104.0	$103.7	$0.3
Recoveries from tenants	13.4	16.1	(2.7)
Parking and other tenant charges	4.1	6.0	(1.9)

Management’s Discussion and Analysis

Property operating revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy rates in our buildings began to decline in most of our markets in late 2001 and continued to decline through 2003. In second half of 2003, occupancy rates began to stabilize in most of our markets. The decline negatively affected our operating revenue. Occupancy in stabilized buildings (buildings in operation more than one year) by market as of March 31, 2004 and 2003 was as follows:

	March 31, 2004		March 31, 2003		Variance
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent
Washington, DC	3,710,596	95.7	3,522,832	97.4	187,764	(1.7)
Chicago	1,225,516	68.1	1,234,797	78.0	(9,281)	(9.9)
Atlanta	1,695,539	77.8	1,865,229	81.9	(169,690)	(4.1)
Dallas	1,005,655	83.7	1,007,522	86.8	(1,867)	(3.1)
Austin	265,901	73.2	432,083	88.0	(166,182)	(14.8)
Denver	904,717	91.4	908,023	91.4	(3,306)	—
Phoenix	532,506	100.0	532,506	100.0	—	—
Portland	275,193	80.7	275,193	80.7	—	—
Seattle	1,499,115	77.7	1,500,896	89.4	(1,781)	(11.7)
Salt Lake City	628,331	87.7	630,029	83.9	(1,698)	3.8
San Francisco	5,667,632	87.7	5,509,762	92.9	157,870	(5.2)
Los Angeles	658,831	94.6	657,611	86.0	1,220	8.6
Orange County	970,458	97.4	1,155,153	83.1	(184,695)	14.3
San Diego	1,191,950	92.1	1,254,095	95.8	(62,145)	(3.7)

Total	20,231,940	87.4	20,485,731	90.4	(253,791)	(3.0)

Minimum Base Rent

Minimum base rent increased $0.3 million (0.3%) in the first quarter of 2004 compared to 2003. The increase in minimum base rent in 2004 was due primarily to rents from two buildings acquired in the second half of 2003 ($3.7 million) partially offset by higher vacancies and lower rental rates ($3.4 million). We expect minimum base rent to continue to be under downward pressure during the remainder of the year as a result of re-leasing space at lower rates than those rates that were in effect under expiring leases.

Our lease rollover by square footage and rent at March 31, 2004 is as follows:

	Footage Sq. Leased[1]	Rent ($000)
2004	1,674,935	36,097
2005	2,023,703	44,632
2006	2,376,771	59,437
2007	2,847,507	66,848
2008	2,449,650	51,346
2009	2,161,261	40,721
2010	894,968	21,083
2011	510,542	10,147
2012	1,081,831	27,001
2013	515,988	8,646
2014 and thereafter	1,137,937	47,301

	17,675,093	413,259

[1]	Does not include vacant space at 3/31/04—2.6 million sq. ft.

Recoveries from Tenants

Recoveries from tenants decreased $2.7 million in the first quarter of 2004 from 2003. The reduction in recoveries from tenants is primarily the result of higher vacancies and new base years for new tenants and renewing tenants partially offset by recoveries from tenants in two buildings acquired in the second half of 2003.

Management’s Discussion and Analysis

Parking and Other Tenant Charges

Parking and other tenant charges decreased $1.9 million (31.7%) in the first quarter of 2004 from 2003. Lease termination fees decreased $1.6 million in 2004 to $1.5 million from $3.1 million. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease. Vacancies created as a result of these terminations negatively impact future rents until the space is relet.

Property Expenses

Property expenses are summarized as follows:

	For the three months ended March 31,		Variance 2004 vs. 2003
(In millions)	2004	2003
Property operating expenses	$31.2	$31.7	$(0.5)
Real estate taxes	11.5	11.8	(0.3)

Property operating expenses decreased $0.5 million (1.6%) in the first quarter of 2004 from 2003 due primarily to lower bad debt expense ($1.8 million) partially offset by higher building payroll ($1.0 million) and utilities ($0.7 million) expenses related primarily to two buildings acquired in the second half of 2003.

Real estate taxes decreased $0.3 million (2.5%) in the first quarter of 2004 from 2003 as a result of lower property assessments partially offset by taxes related to two buildings acquired in the second half of 2003.

Property Operating Income

As discussed in note 5 of the Notes to Consolidated Financial Statements, property operating income is the performance measure used to assess the results of our real estate property operations segment. Property operating income, defined as property operating revenue less property expenses, is summarized as follows:

	For the three months ended March 31,		Variance 2004 vs. 2003
(In millions)	2004	2003
Property operating income	$78.9	$82.2	$(3.3)
Property operating income percent	64.9%	65.4%

Property operating income decreased $3.3 million (4.0%) in the first quarter of 2004 from 2003 due primarily to the impact of increased vacancies on rental income and recovery revenue. Property operating income as a percentage of property operations revenue declined to 64.9% for the first quarter of 2004 compared to 65.4% in 2003 for the same reasons.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, was relatively flat in the first quarter of 2004 from 2003. While leasing fees increased $0.5 million, this increase was offset by decreases in property management fees ($0.2 million), development fees ($0.2 million) and facilities management revenue ($0.1 million).

General and Administrative Expense

General and administrative expense was unchanged in the first quarter of 2004 as compared to 2003.

Management’s Discussion and Analysis

Depreciation and Amortization

Depreciation and amortization increased $2.2 million (7.0%) in the first quarter of 2004 compared to the first quarter of 2003. This increase was due primarily to depreciation and amortization related to two buildings acquired in the second half of 2003, including the amortization of related intangible assets ($1.3 million).

Interest Expense

Interest expense increased $0.5 million (1.8%) during the first quarter of 2004 compared to 2003. This increase was due primarily to higher average levels of debt outstanding ($1.5 million) as a result of preferred stock redemptions partially offset by lower average interest rates ($1.0 million).

Other Income and Expense

Other income was $2.7 million in the first quarter of 2004 compared to $1.4 million in the first quarter of 2003. Equity in earnings of unconsolidated entities increased $0.7 million due primarily to our equity in earnings from new unconsolidated ventures initiated in the second and fourth quarters of 2003 and one joint venture partially placed into service in the third quarter of 2003.

Gain on Sale of Properties and Discontinued Operations

The table below summarizes property sales for the three months ended March 31, 2004:

	2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the three months ended March 31, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss $3.0 million on this property in the fourth quarter of 2003. During the three months ended March 31, 2003, we did not dispose of any operating properties.

Between August and November 2003, we sold three rental properties (Pacificare, Katella and Century Springs) with which we had no continuing involvement after the sales. The results of operations for these properties are classified as discontinued operations. Operating results of the properties classified as discontinued operations are summarized as follows:

	For the three months ended March 31,
(In thousands)	2004	2003
Revenue	$561	$2,072
Property expenses	261	876
Depreciation and amortization	—	423

Net operations of properties sold	$300	$773

Management’s Discussion and Analysis

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the three months ended March 31,		Variance 2004 vs. 2003
(In millions)	2004	2003
Cash provided by operating activities	$33.3	$37.2	$(3.9)
Cash used by investing activities	(3.3)	(10.1)	6.8
Cash used by financing activities	(28.6)	(26.9)	(1.7)

Operations generated $33.3 million of net cash for the first three months of 2004 compared to $37.2 million in 2003. The change in cash flow from operating activities was primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $3.3 million in 2004 and $10.1 million in 2003. The change in cash used by investing activities in 2004 was due primarily to higher property and tenant improvement costs ($3.7 million), increased restricted deposits activity ($3.0 million) and increases in notes receivable issued ($1.4 million) and minority interests acquired ($0.9 million). These increases were partially offset by increased proceeds from the sale of properties ($12.4 million).

Our financing activities used net cash of $28.6 million in 2004 and $26.9 million in 2003. The change in net cash used by financing activities in 2004 was due primarily to lower repurchases or redemption of common and preferred stock ($61.8 million) and dividend payments ($1.2 million) and an increase in stock option exercises ($30.2 million), partially offset by reduced net borrowings ($94.9 million).

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital are our real estate operations and our unsecured credit facility. As of March 31, 2004, we had approximately $5.8 million in cash and cash equivalents and $481.3 million available for borrowing under our unsecured credit facility. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

During the remainder of 2004, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

*	Funding dividends on our common and preferred stock and making distributions to third party unit holders in certain of our subsidiaries;

*	Approximately $60 - $80 million to invest in our existing portfolio of operating assets, including approximately $45 - $65 million to fund tenant-related capital requirements;

*	Proceeds from property dispositions will be reinvested in new acquisitions;

*	$150 million to retire our 7.20% senior unsecured notes maturing July 2004, which we expect to pay at or before the scheduled maturity date using our unsecured credit facility or from other borrowings; and

*	Approximately $14 million to fund mezzanine loans we have committed to make in connection with two projects for which we are providing development management services.

Management’s Discussion and Analysis

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

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we formed CarrAmerica Realty Operating Partnership, L.P., or the Operating Partnership, to which we intend to contribute substantially all of our assets in exchange for units of common and preferred partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of our liabilities, including the assumption of the obligations under our unsecured credit facility and our senior unsecured notes.

After the UPREIT restructuring, substantially all of our business will be conducted through the Operating Partnership and our primary asset will be our interest in the Operating Partnership. We undertook the UPREIT restructuring to enable us to better compete with other office REITs, many of which are structured as UPREITs, for the acquisition of properties from tax-motivated sellers. As an UPREIT, we anticipate that the Operating Partnership will be able to issue units of limited partnership interest in the Operating Partnership to tax-motivated sellers who contribute properties to the Operating Partnership, thereby enabling those sellers to realize certain tax benefits that would be unavailable if we purchased properties directly for cash. In addition, due to certain tax and timing considerations, we expect that the UPREIT restructuring will better position us to take advantage of merger or strategic acquisition opportunities that may present themselves in the future. We have not currently identified and we are not currently pursuing any material acquisitions that would be structured as Operating Partnership contributions or merger opportunities. We expect to complete the UPREIT restructuring late in the second quarter of this year, subject to the receipt of lender and other third party consents.

The Operating Partnership will be capitalized through the issuance of units. We will serve as the sole general partner of the Operating Partnership and initially will own the general partnership interest and substantially all of the common limited partnership interest. Our wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability

Management’s Discussion and Analysis

company, will initially own a nominal common limited partnership interest in the Operating Partnership. Together, we and CarrAmerica OP, LLC will own a number of common units in the Operating Partnership equal to the number of shares of our common stock outstanding. In connection with the UPREIT conversion, the Operating Partnership will also issue to us 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of our Series E preferred stock.

The Operating Partnership will be managed by us as the sole general partner of the Operating Partnership. Even if we in the future admit additional limited partners, as the sole general partner of the Operating Partnership, we will generally have the exclusive power under the partnership agreement to manage and conduct the business of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners, in most cases including us.

Real Estate Operations

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. With respect to our four largest markets, Washington, D.C., Southern California and Eastside Seattle experienced positive net absorption and decreasing vacancy rates in 2003. Within the Washington, D.C. region, Northern Virginia’s vacancy rates declined in 2003 while downtown Washington, D.C.’s vacancy rate increased slightly due to construction deliveries. However, with a vacancy rate of 8.4% at the end of 2003, downtown Washington, D.C. remained one of the healthiest markets in the United States. Northern California has continued to show negative net absorption and increased vacancy rates. We expect Northern California’s office rental market recovery to lag behind our other markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in leasing conditions until later in 2004.

The occupancy in our portfolio of stabilized operating properties decreased to 87.4% at March 31, 2004 compared to 87.8% at December 31, 2003 and 90.4% at March 31, 2003. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets through 2004. Rental rates on space that was re-leased in 2004 decreased an average of 15.0% in comparison to rates that were in effect under expiring leases. Although our top 25 tenants accounted for approximately 36.5% of our annualized minimum base rents, we believe that the diversity of our tenant base (no tenant accounted for more than 5% of annualized minimum base rents as of March 31, 2004) helps insulate us from the negative impact of tenant defaults and bankruptcies.

Debt Financing

We generally use unsecured, corporate-level debt, including senior unsecured notes and our unsecured credit facility, to meet our borrowing needs. As a component of this financing strategy, we continue to unencumber our assets where possible by repaying existing mortgage debt with unsecured debt. As of March 31, 2004, we had reduced our fixed rate mortgage debt to approximately $368.3 million, or 21.6% of our total debt, from $391.3 million, or 23.4% of our total debt, as of March 31, 2003.

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

We have three investment grade ratings. As of March 31, 2004, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a stable outlook to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt.

Management’s Discussion and Analysis

However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Our total debt at March 31, 2004 is summarized as follows:

(In thousands)
Fixed rate mortgages	$368,255
Unsecured credit facility	15,500
Senior unsecured notes	1,325,000

1,708,755

Unamortized discount and fair value adjustment, net	(4,378)

$1,704,377

Our fixed rate mortgage debt bore an effective weighted average interest rate of 7.86% at March 31, 2004 and had a weighted average maturity of 4.3 years. $15.5 million (0.9%) of our total debt at March 31, 2004 bore a LIBOR-based variable interest rate and $425.0 million (24.9%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at March 31, 2004 was 1.79%.

Our primary external source of liquidity is our credit facility. We have a three-year, $500 million unsecured credit facility expiring in June 2004 with J.P. Morgan Chase, as agent for a group of banks. We can extend the life of the facility for an additional year at our option. The facility carries an interest rate of 70 basis points over 30-day LIBOR, or 1.79% as of March 31, 2004. As of March 31, 2004, $15.5 million was drawn on the credit facility, $3.2 million in letters of credit were outstanding, and we had $481.3 million available for borrowing. We are currently negotiating with our lenders regarding a new credit facility and expect to have the new credit facility in place in the latter half of the second quarter of 2004.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

*	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense;

*	A minimum ratio of annual EBITDA to fixed charges;

*	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets;

*	A maximum ratio of total debt to tangible fair market value of our assets; and

*	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations.

As of March 31, 2004, we were in compliance with our loan covenants; however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. During the second quarter of 2003, we amended our credit agreement to increase our maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets (unencumbered leverage ratio) from 50% to 55% to allow for continuing covenant compliance. As of March 31, 2004, our unencumbered leverage ratio was 49.3%. Our unencumbered leverage ratio is most significantly impacted by two key factors: the purpose for which we incur any additional unsecured debt and the performance of our operating properties. Incurring additional unsecured debt to acquire additional unencumbered assets does not impact our unencumbered leverage ratio as significantly as incurring additional unsecured debt for other purposes. The tangible fair market value of our unencumbered properties is calculated based on their operating income and our unencumbered leverage ratio could increase if the operating income of our unencumbered properties decreases. If our unencumbered leverage ratio increases further, it could impact our business and operations, including limiting our ability to incur additional unsecured debt, draw on our unsecured line of credit, which is our primary source of short term liquidity, acquire leveraged properties or invest in properties through joint ventures.

Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

Management’s Discussion and Analysis

We have senior unsecured notes outstanding at March 31, 2004 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.20% notes due in 2004	$150,000	$(56)	$1,161	$151,105
6.625% notes due in 2005	100,000	(583)	—	99,417
7.375% notes due in 2007	125,000	(471)	—	124,529
5.261% notes due in 2007	50,000	(110)	—	49,890
5.25% notes due in 2007	175,000	(992)	4,423	178,431
3.625% notes due in 2009	225,000	(765)	(1,078)	223,157
6.875% notes due in 2008	100,000	(1,619)	—	98,381
7.125% notes due in 2012	400,000	(4,288)	—	395,712

	$1,325,000	$(8,884)	$4,506	$1,320,622

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These include:

*	Limits on our total indebtedness on a consolidated basis;

*	Limits on our secured indebtedness on a consolidated basis;

*	Limits on our required debt service payments; and

*	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of March 31, 2004.

We issued $225.0 million principal amount of senior unsecured notes in March 2004 with net proceeds of approximately $222.9 million. The notes bear interest at 3.625% per annum payable semi-annually beginning October 1, 2004. The notes mature on April 1, 2009. We used the proceeds from the notes to pay down our unsecured credit facility.

$150.0 million of senior unsecured notes mature in July 2004. We expect to pay the unsecured notes at or before the scheduled maturity date using our unsecured credit facility or from other borrowings.

We repaid $21.8 million of fixed rate mortgage debt in the first quarter of 2004.

Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2004, the fair value of the interest rate swaps was approximately $1.2 million. We recognized reductions in interest expense for each of the three months ended March 31, 2004 and 2003 of approximately $1.2 million related to the swaps. As March 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 4.03%.

Management’s Discussion and Anaylsis

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2004, the fair value of the interest rate swaps was approximately $4.4 million. We recognized reductions in interest expense for the three months ended March 31, 2004 and 2003 of approximately $1.2 million and $1.5 million, respectively, related to the swaps. As of March 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.58%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2004, the fair value of the interest rate swaps was approximately $(1.1) million. We recognized a reduction in interest expense for the three months ended March 31, 2004 of approximately $0.1 million related to the swaps. As of March 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 2.34%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of March 31, 2004, the fair market value of these interest rate caps was not material.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of March 31, 2004, the fair market value of this interest rate cap was not material.

Stock Repurchases and Dividends

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock for $50.0 million plus $0.2 million of accrued dividends. Including this redemption, for the three months ended March 31, 2003, we repurchased or redeemed 2,185,035 shares of our preferred stock for approximately $54.0 million excluding accrued and unpaid dividends.

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the 9.2 million shares repurchased from Security Capital in November 2001 and our preferred stock redemptions of 4.0 million, 2.0 million and 7.9 million shares in September 2002, March 2003 and October 2003, respectively, which were separately approved. Since the start of this program in mid-2000 through March 31, 2004, we have acquired approximately 10.4 million of our common shares for an aggregate purchase price of approximately $296.9 million, including 322,600 shares for approximately $7.9 million in the first quarter of 2003. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Directors, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to stockholders. The table below details our dividend and distribution payments for the three months ended March 31, 2004 and 2003, respectively.

(In thousands)	2004	2003
Preferred stock dividends	$3,774	$5,638
Unit distributions	2,856	2,933
Common stock dividends	26,616	25,903

	$33,246	$34,474

Cash flows from operations is an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations declined from $37.2 million in 2003 to $33.3 million in 2004 due in part to increased vacancy rates in our office property portfolio. If our cash flows from operations continue to decline, we may be unable to sustain our dividend payment at its current rate. In addition, under our line of credit, we generally are restricted from paying

Management’s Discussion and Anaylsis

dividends that would exceed 90% of our funds from operations during any four-quarter period.

Capital Commitments

We will require capital for development projects currently underway and in the future. As of March 31, 2004, we had approximately 600,000 rentable square feet in two office buildings under construction, of which 258,000 rentable square feet had been placed in service, and one parking garage in joint venture projects in which we own a minority interest. These projects are expected to cost $180.4 million, of which our total investment is expected to be approximately $55.2 million. Through March 31, 2004, approximately $139.6 million or 77.4% of total project costs had been expended on this project. We have financed our investment in joint venture projects under construction at March 31, 2004 primarily from borrowings under our credit facility. We expect that our credit facility and project-specific financing of selected assets will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

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

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity or cost method, as appropriate, and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of March 31, 2004, we guaranteed $40.0 million of debt related to a joint venture and have provided completion guarantees related to two joint venture projects for which total costs are anticipated to be $174.3 million, of which $149.6 million had been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future.

Our investments in these joint ventures are subject to risks not inherent in our majority owned properties, including:

*	Absence of exclusive control over the development, financing, leasing, management and other aspects of the project;

*	Possibility that our co-venturer or partner might:

*	become bankrupt;

*	have interests or goals that are inconsistent with ours;

*	take action contrary to our instructions, requests or interests (including those related to our qualification as a REIT for tax purposes); or

*	therwise impede our objectives; and

*	Possibility that we, together with our partners, may be required to fund losses of the investee.

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $1.8 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively. Accounts receivable from joint ventures and other affiliates were $1.1 million at March 31, 2004 and $1.7 million at March 31, 2003.

Management’s Discussion and Anaylsis

Guarantee Obligations

Our obligations under guarantee agreements at March 31, 2004 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$ —
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	71,058,000	250,000
Loan[4]	Shakespeare Theatre	Dec-04	16,500,000	175,000
Indemnification[5]	HQ Global		unknown	—
Loan[6]	Square 320	Mar-05	16,070,000	135,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
[3].	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
5.	See Part II, Item 1: Legal Proceedings for further discussion.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

New Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

SFAS No. 150 was effective for us as of July 1, 2003. On October 29, 2003, the FASB indefinitely delayed the provision of the statement related to non-controlling interests in limited-life entities that are consolidated. We had determined that one of our consolidated partnerships was a limited-life entity. The partnership agreement was amended in the first quarter 2004, giving the partnership an unlimited life. Accordingly, the adoption of SFAS No. 150 had no effect on our financial statements.

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

Management’s Discussion and Anaylsis

distributions and should not be considered as an alternative to cash flow from operating activities, determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as follows:

*	Net income—computed in accordance with GAAP;

*	Less gains (or plus losses) from sales of operating properties and items that are classified as extraordinary items under GAAP;

*	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

*	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

	For the three months ended March 31,
	2004	2003
(In thousands)
Net income	$15,230	$18,971
Adjustments
Minority interest	2,026	3,076
FFO allocable to Unitholders	(3,558)	(4,505)
Depreciation and amortization	35,237	33,343
Minority interests’ (non-Unitholders share of depreciation, amortization and net income)	(273)	(280)
(Gain) loss on sale of properties	(56)	277

FFO as defined by NAREIT[1]	$48,606	$50,882

[1]	FFO as defined by NAREIT for the includes impairment losses on real estate.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our annual report on Form 10-K for the year ended December 31, 2003. Such factors include, among others:

*	National and local economic, business and real estate conditions that will, among other things, affect:

*	Demand for office space,

Management’s Discussion and Anaylsis

*	The extent, strength and duration of any economic recovery, including the effect on demand for office space and the creation of new office development,

*	Availability and creditworthiness of tenants,

*	The level of lease rents, and

*	The availability of financing for both tenants and us;

*	Adverse changes in the real estate markets, including, among other things:

*	The extent of tenant bankruptcies, financial difficulties and defaults,

*	The extent of future demand for office space in our core markets and barriers to entry into markets which we may seek to enter in the future,

*	Our ability to identify and consummate attractive acquisitions on favorable terms,

*	Our ability to consummate any planned dispositions in a timely manner on acceptable terms, and

*	Changes in operating costs, including real estate taxes, utilities, insurance and security costs;

*	Actions, strategies and performance of affiliates that we may not control or companies in which we have made investments;

*	Ability to obtain insurance at a reasonable cost;

*	Ability to maintain our status as a REIT for federal and state income tax purposes;

*	Ability to complete our UPREIT restructuring;

*	Ability to raise capital;

*	Effect of any terrorist activity or other heightened geopolitical risks;

*	Governmental actions and initiatives; and

*	Environmental/safety requirements.

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

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2004, the fair value of the interest rate swaps was approximately $1.2 million. We recognized reductions in interest expense for each of the three months ended March 31, 2004 and 2003 of approximately $1.2 million related to the swaps. As March 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 4.03%.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2004, the fair value of the interest rate swaps was approximately $4.4 million. We recognized reductions in interest expense for the three months ended March 31, 2004 and 2003 of approximately $1.2 million and $1.5 million, respectively, related to the swaps. As of March 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 2.58%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of March 31, 2004, the fair value of the interest rate swaps was approximately $(1.1) million. We recognized a reduction in interest expense for the three months ended March 31, 2004 of approximately $0.1 million related to the swaps. As of March 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 2.34%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of March 31, 2004, the fair market value of these interest rate caps was not material.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of March 31, 2004, the fair market value of this interest rate cap was not material.

Our unsecured line of credit carries an interest rate of 30-day LIBOR plus 0.7%. This exposes us to the risk of higher interest costs if 30-day LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit approximately $0.1 million for the first quarter of 2004.

If the market rates of interest on our interest rate swap agreements increase by 10% (or approximately 30 basis points), our interest expense would have increased by approximately $0.3 million in the first quarter of 2004.

Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2003 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Thomas A. Carr, Oliver T. Carr, Jr. and Philip Hawkins, who currently serve as directors and/or executive officers of us, with respect to any losses incurred by them arising out of the above litigation (as well as related litigation that was resolved in our favor in the second quarter of 2003), if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global has not satisfied its indemnity obligation to these directors and is not considered likely to do so in the future. As a result, we have paid the costs incurred by these directors in connection with the above litigation. We have paid approximately $779,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors for this suit and the related litigation that was resolved in our favor in the second quarter of 2003.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Third Amended and Restated By-Laws of CarrAmerica Realty Corporation adopted July 31, 2003, as amended February 5, 2004

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated May 3, 2004

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated May 3, 2004

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated May 3, 2004

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on March 18, 2004 regarding a description of material U.S. federal income tax consequences relating to the taxation of the Company as a real estate investment trust and the ownership and sale of the Company’s securities.

Current Report on Form 8-K filed on March 22, 2004 regarding the Terms Agreement between CarrAmerica Realty Corporation and J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, Legg Mason Wood Walker, Incorporated, Piper Jaffray & Co., PNC Capital Markets, Inc., SunTrust Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC, which amends and incorporates by reference that certain Underwriting Agreement, dated January 8, 2002, by and between the Company and J.P. Morgan Securities Inc., in connection with a proposed public offering of $225,000,000 of 3.625% Senior Notes due 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY CORPORATION

/s/ Kurt A. Heister

Kurt A. Heister, Senior Vice President and Controller (on behalf of the registrant and as the registrant’s chief accounting officer)

Date: May 3, 2004