Form 10-Q
period 2004-06-30
CARRAMERICA REALTY CORP
filed 2004-08-02
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2004

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

Number of shares outstanding of each of the registrant’s

classes of common stock, as of July 28, 2004:

Common Stock, par value $.01 per share: 54,348,532 shares

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

Index

		Page

Part I : Financial Information

Item 1.	Financial Statements

	Consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of June 30, 2004 (unaudited) and December 31, 2003	4

	Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three and six months ended June 30, 2004 and 2003 (unaudited)	5

	Consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the six months ended June 30, 2004 and 2003 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-35

Item 4.	Controls and Procedures	35

Part II: Other Information

Item 1.	Legal Proceedings	35-36

Item 4.	Submission of Matters to a Vote of Security Holders	36-37

Item 6.	Exhibits and Reports on Form 8-K	37-38

Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

(In thousands, except share and per share amounts)	June 30, 2004	December 31, 2003
	(unaudited)
Assets

Rental property:
Land	$690,828	$690,410
Buildings	1,922,731	1,974,347
Tenant improvements	413,564	420,533
Furniture, fixtures and equipment	49,789	48,216

	3,076,912	3,133,506
Less: Accumulated depreciation	(701,963)	(692,901)

Total rental property	2,374,949	2,440,605

Land held for development or sale	41,586	41,284
Assets related to properties held for sale	172,725	10,626
Cash and cash equivalents	8,259	4,299
Restricted deposits	2,922	2,549
Accounts and notes receivable, net	21,551	17,829
Investments in unconsolidated entities	139,215	137,604
Accrued straight-line rents	81,818	84,552
Tenant leasing costs, net	47,620	51,547
Prepaid expenses and other assets, net	68,134	45,123

	$2,958,779	$2,836,018

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Mortgages and notes payable, net	$1,850,178	$1,727,648
Accounts payable and accrued expenses	98,306	95,586
Rent received in advance and security deposits	34,389	34,757

Total liabilities	1,982,873	1,857,991

Minority interest	63,963	70,456

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 35,000,000 shares:
Series E Cumulative Redeemable Preferred Stock, at redemption value, issued and outstanding, 8,050,000 shares at June 30, 2004 and December 31, 2003.	201,250	201,250
Common Stock, $.01 par value, authorized 180,000,000 shares: issued and outstanding 54,346,800 shares at June 30, 2004 and 52,880,953 shares at December 31, 2003.	543	529
Additional paid-in capital	1,012,875	976,644
Cumulative dividends in excess of net income	(302,950)	(270,852)
Accumulated other comprehensive income - Unrealized gains on available-for-sale securities	225	—

Total stockholders’ equity	911,943	907,571

Commitments and contingencies
	$2,958,779	$2,836,018

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2004 and 2003

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Operating revenues:
Rental revenue:
Base rent	$96,661	$94,329	$193,654	$190,614
Recoveries from tenants	13,219	13,694	26,658	29,746
Parking and other tenant charges	6,374	5,239	10,479	11,227

Total rental revenue	116,254	113,262	230,791	231,587
Real estate service revenue	5,301	7,478	10,767	13,033

Total operating revenues	121,555	120,740	241,558	244,620

Operating expenses:
Property expenses:
Operating expenses	29,753	28,809	58,597	58,176
Real estate taxes	9,980	10,311	20,785	21,439
General and administrative	10,758	10,657	21,030	20,943
Depreciation and amortization	30,792	30,942	61,839	59,929

Total operating expenses	81,283	80,719	162,251	160,487

Real estate operating income	40,272	40,021	79,307	84,133

Other (expense) income:
Interest expense	(27,835)	(26,035)	(54,176)	(51,908)
Other	530	93	1,224	191
Equity in earnings of unconsolidated entities	1,749	1,858	3,747	3,185

Net other expense	(25,556)	(24,084)	(49,205)	(48,532)

Income from continuing operations before income taxes, minority interest and (loss) gain on sale of properties	14,716	15,937	30,102	35,601

Income taxes	(32)	(120)	(154)	(372)
Minority interest	(2,139)	(2,693)	(4,165)	(5,769)
(Loss) gain on sale of properties	(48)	821	(58)	544

Income from continuing operations	12,497	13,945	25,725	30,004
Discontinued operations - Net operations of properties sold or held for sale	1,510	2,884	3,446	5,796
Discontinued operations - Gain on sale of properties	—	—	66	—

Net income	14,007	16,829	29,237	35,800

Less: Dividends on preferred and unvested restricted stock and issuance costs of redeemed preferred stock	(3,938)	(4,449)	(7,877)	(11,581)

Net income available to common shareholders	$10,069	$12,380	$21,360	$24,219

Basic net income per common share:
Continuing operations	$0.16	$0.18	$0.33	$0.36
Discontinued operations	0.03	0.06	0.07	0.11

Net income	$0.19	$0.24	$0.40	$0.47

Diluted net income per common share:
Continuing operations	$0.16	$0.18	$0.33	$0.36
Discontinued operations	0.03	0.06	0.06	0.11

Net income	$0.19	$0.24	$0.39	$0.47

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(In thousands)	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$29,237	$35,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,511	66,036
Minority interest	4,165	5,769
Equity in earnings of unconsolidated entities	(3,747)	(3,185)
Loss (gain) on sale of properties	58	(544)
Gain on sale of discontinued operations	(66)	—
Gain on sale of residential property	(326)	—
Provision for uncollectible accounts	148	2,058
Stock-based compensation	1,762	2,368
Other	2,560	(1,389)
Changes in assets and liabilities:
Decrease in accounts receivable	9,119	6,812
Increase in accrued straight-line rents	(3,037)	(3,824)
Additions to tenant leasing costs	(6,966)	(6,577)
Increase in prepaid expenses and other assets	(11,239)	(12,711)
Decrease in accounts payable and accrued expenses	(12,294)	(6,048)
(Decrease) increase in rent received in advance and security deposits	(369)	420

Total adjustments	46,279	49,185

Net cash provided by operating activities	75,516	84,985

Cash flows from investing activities:
Rental property additions	(3,974)	(7,175)
Additions to tenant improvements	(23,707)	(14,809)
Additions to land held for development or sale and construction in progress	(2,458)	(7,013)
Rental property acquisitions and deposits	(139,993)	—
Issuance of notes receivable	(5,421)	(1,495)
Distributions from unconsolidated entities	2,409	5,831
Investments in unconsolidated entities	(358)	(13,966)
Acquisition of minority interest	(4,201)	(1,880)
(Increase) decrease in restricted deposits	(373)	1,287
Proceeds from sale of residential property	2,727	—
Proceeds from sales of properties	10,512	9,498

Net cash used in investing activities	(164,837)	(29,722)

Cash flows from financing activities:
Repurchase of common shares	—	(7,858)
Repurchase of preferred shares	—	(54,710)
Exercises of stock options	31,857	7,024
Proceeds from issuance of unsecured notes, net of issuance costs	222,718	—
Net (repayments) borrowings on unsecured credit facility	(68,500)	100,000
Repayments of mortgages payable	(25,874)	(35,107)
Dividends and distributions to minority interests	(66,920)	(67,714)

Net cash provided by (used in) financing activities	93,281	(58,365)

Increase (decrease) in cash and cash equivalents	3,960	(3,102)
Cash and cash equivalents, beginning of the period	4,299	5,238

Cash and cash equivalents, end of the period	$8,259	$2,136

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $361 and $833 for the six months ended June 30, 2004 and 2003, respectively)	$51,889	$51,546

Income tax payments, net	$358	$340

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

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. On June 30, 2004, we contributed substantially all of our assets to CarrAmerica Realty Operating Partnership, L.P. in exchange for units of common and preferred partnership interest in CarrAmerica Realty Operating Partnership, L.P. CarrAmerica Realty Operating Partnership, L.P. assumed substantially all of our liabilities. Since the UPREIT restructuring, substantially all of our business is being conducted through the CarrAmerica Realty Operating Partnership, L.P. and our primary asset is our interest in the CarrAmerica Realty Operating Partnership, L.P.

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(d)	Earnings Per Share

The following table sets forth information relating to the computations of our basic and diluted earnings per share (“EPS”) from continuing operations:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
(In thousands, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS	$8,559	54,012	$0.16	$9,496	51,712	$0.18

Stock options	—	327		—	438

Diluted EPS	$8,559	54,339	$0.16	$9,496	52,150	$0.18

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
(In thousands, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS	$17,848	53,818	$0.33	$18,423	51,661	$0.36

Stock options	—	454		—	365

Diluted EPS	$17,848	54,272	$0.33	$18,423	52,026	$0.36

Income from continuing operations is reconciled to earnings available to common shareholders as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income from continuing operations	$12,497	$13,945	$25,725	$30,004
Dividends on preferred stock	(3,774)	(4,327)	(7,548)	(9,552)
Dividends on unvested restricted stock	(164)	(98)	(329)	(306)
Issuance costs of redeemed preferred stock	—	(24)	—	(1,723)

Earnings available to common shareholders	$8,559	$9,496	$17,848	$18,423

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

The July 2003 clarification of Topic D-42 was effective for us for the quarter ended September 30, 2003 and was required to be reflected retroactively in the financial statements of prior periods. We had not previously considered issuance costs in determining the carrying amount of the preferred stock we redeemed, and accordingly, implementation of the clarification of Topic D-42 affected our previously reported EPS. In particular, our previously reported basic and diluted EPS (from continuing operations and in total) for the six months ended June 30, 2003 were reduced by $0.03 per share, from $0.39 per share to $0.36 per share.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The effects of units in CarrAmerica Realty, L.P. and Carr Realty Holdings, L.P. that are redeemable for shares of our common stock are not included in the computation of diluted earnings per share as their effect is antidilutive for all periods presented.

(e)	Derivative Financial Instruments and Hedging

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2004, the fair value of the interest rate swaps was approximately $1.9 million. We recognized reductions in interest expense for the three months ended June 30, 2004 and 2003 of approximately $0.7 and $2.5 million, respectively, related to the swaps. We recognized reductions in interest expense for six months ended June 30, 2004 and 2003 of approximately $1.9 and $3.8 million, respectively, related to the swaps. As June 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 4.69%. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreement terminated.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2004, the fair value of the interest rate swaps was approximately $(2.3) million. We recognized reductions in interest expense for the three months ended June 30, 2004 and 2003 of approximately $0.6 and $1.2 million, respectively, related to the swaps. We recognized reductions in interest expense for six months ended June 30, 2004 and 2003 of approximately $1.8 and $2.3 million, respectively, related to the swaps. As of June 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.22%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2004, the fair value of the interest rate swaps was approximately $(5.3) million. We recognized a reduction in interest expense for the three and six months ended June 30, 2004 of approximately $0.2 and $0.3 million, respectively, related to the swaps. As of June 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 3.12%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of June 30, 2004, the fair market value of these interest rate caps was not material.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of June 30, 2004, the fair market value of this interest rate cap was not material.

(f)	Stock/Unit Compensation Plans

Through 2002, we applied the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, “ and related interpretations to account for our stock/unit compensation plans. Under this method, we recorded compensation expense for awards of stock, options or units to employees only if the market price of the unit or stock on the grant date exceeded the amount the employee was required to pay to acquire the unit or stock. Effective

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

January 1, 2003, we adopted the fair value based method of accounting for stock-based compensation costs. We elected to use the prospective method of transition to the fair value method provided in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

The following table summarizes pro forma effects on net income and earnings per share if the fair value method had been used to account for all stock-based compensation awards made between 1995 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003

Net income as reported	$14,007	$16,829	$29,237	$35,800
Stock-based compensation cost from stock option plans included in net income	38	39	76	56
Stock-based compensation cost from restricted stock plan included in net income	819	1,160	1,686	2,312
Fair value of stock-based compensation	(1,140)	(1,756)	(2,329)	(3,515)

Pro forma net income	$13,724	$16,272	$28,670	$34,653

Earnings per share as reported:
Basic	$0.19	$0.24	$0.40	$0.47
Diluted	0.19	0.24	0.39	0.47
Earnings per share, pro forma:
Basic	$0.18	$0.23	$0.39	$0.45
Diluted	0.18	0.23	0.38	0.44

(g)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(h)	Other Comprehensive Income

We hold stock warrants which we obtained from a former tenant in settlement of its lease obligations. The unrealized gain or loss on these securities is an item of other comprehensive income.

Comprehensive income is summarized as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$14,007	$16,829	$29,237	$35,800
Item of comprehensive income - Unrealized gain on securities	225	—	225	—

Comprehensive income	$14,232	$16,829	$29,462	$35,800

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Gain on Sale of Properties and Discontinued Operations

The tables below summarize property sales for the six months ended June 30, 2004 and 2003:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

2003
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Wateridge	May-03	62,194	6,067	3,571

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the six months ended June 30, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. During the three and six months ended June 30, 2003, we disposed of one operating property, recognizing a gain of $3.6 million. We continue to manage the property under a management agreement and the gain on this sale and the operating results of the property are not classified as discontinued operations due to our continuing involvement. In the second quarter of 2003, we also recognized an impairment loss of $2.7 million on a building which we sold in the third quarter of 2003.

As stated above, in March 2004, we sold our Tower of the Hills property in which we had no continuing involvement after the sale and the operating results are classified as discontinued operations. As of June 30, 2004, the properties in our Atlanta market portfolio (15 buildings) met our criteria to be classified as held for sale as we have executed a contract for sale without significant contingencies. The contract contains customary closing conditions. We have classified the assets related to the portfolio as held for sale and presented the operations of the Atlanta portfolio as discontinued operations as we will have no involvement with the properties after the sale. The portfolio is expected to be sold in its entirety to an unrelated third party. Accordingly, we are treating all the properties as a disposal group. Between August and November 2003, we sold three rental properties (Pacificare, Katella and Century Springs) with which we had no continuing involvement after the sales. The results of operations for these properties are classified as discontinued operations. Operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenue	$6,661	$9,414	$14,271	$18,892
Property expenses	2,878	3,783	6,153	7,662
Depreciation and amortization	2,273	2,747	4,672	5,434

Net operations of properties sold or held for sale	$1,510	$2,884	$3,446	$5,796

Number of buildings included in discontinued operations	16	19	16	19

(3)	Assets Held for Sale

As discussed in note 2, as of June 30, 2004, our properties in the Atlanta market met our criteria to be classified as held for sale. As of December 31, 2003, our Tower of the Hills property met our criteria to be classified as held for sale. The sale of this property closed in March 2004.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The book value of assets classified as held for sale as of June 30, 2004 and December 31, 2003 are summarized as follows:

(In thousands)	Jun. 30, 2004	Dec. 31, 2003
Land	$27,905	$1,633
Buildings	148,262	11,464
Tenant improvements	33,368	657
Furniture and fixtures	237	—
Accumulated depreciation	(48,795)	(3,306)
Accounts receivable	265	40
Accrued straight-line rent	5,783	80
Tenant leasing costs, net	5,345	40
Prepaid assets	355	18

	$172,725	$10,626

(4)	Acquisitions

During 2004, we acquired one operating property from a third party. This property has approximately 345,000 rentable square feet and the net purchase cost was approximately $130.6 million. The table below details our 2004 acquisition.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Cost (000)
Commonwealth Tower	Washington DC	Jun-04	1	345,000	$130,593

The aggregate purchase cost of property acquired in 2004 was allocated as follows:

(In thousands)
Land	$28,470
In-place lease intangibles	8,154
Building and tenant improvements	95,265
Deferred revenue and other	(1,296)

$130,593

(5)	Unsecured Revolving Credit Facility

On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under our previous unsecured senior credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 1.98% as of June 30, 2004. As of June 30, 2004, $175.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $289.1 million available for borrowing. On July 1, 2004, we drew $160.0 million on our credit facility to retire $150.0 million of senior unsecured debt and pay accrued interest. As of July 9, 2004, $360.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $104.1 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets of 60%;

•	A maximum ratio of total secured debt to tangible fair market value of 30%;

•	A maximum ratio of total debt to tangible fair market value of our assets of 55%; and

•	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable us to maintain our status as a REIT.

(6)	Guarantees

Our obligations under guarantee agreements at June 30, 2004 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	80,149,000	250,000
Loan[4]	Shakespeare Theatre	Dec-04	16,500,000	175,000
Indemnification[5]	HQ Global		unknown	—
Loan[6]	Square 320	Mar-05	16,070,000	135,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
5.	See Part II, Item 1: Legal Proceedings for further discussion.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

(7)	Preferred and Common Stock

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(8)	Segment Information

Our only reportable operating segment is real estate property operations. Other business activities and operating segments that are not reportable are included in other operations. The performance measure we use to assess results for real estate property operations is property operating income. We define property operating income as total property operating revenue less property expenses, which include property operating expenses (other than depreciation and amortization) and real estate taxes. We believe that the presentation of property operating income is helpful to investors as a measure of operating performance of our office properties because it excludes items that do not relate to or are not indicative of the operating performance of the properties (including interest and depreciation and amortization) and which can make periodic comparisons of operating performance more difficult. The real estate property operations segment includes the operation and management of consolidated rental properties including those classified as discontinued operations. The accounting policies of the segments are the same as those described in note 1.

Operating results of our reportable segment and our other operations for the three and six months ended June 30, 2004 and 2003 are summarized as follows:

	For the three months ended June 30, 2004
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassifications - Discontinued Operations	Total
Revenue	$123.0	$5.3	$(6.7)	$121.6
Segment expense	42.5	10.9	(2.9)	50.5

Property/Segment operating income (loss)	80.5	(5.6)	(3.8)	71.1

Depreciation expense				30.8

Operating income				40.3
Interest expense				(27.8)
Other income				2.2
Minority interest, taxes and loss on sale of properties				(2.2)
Discontinued operations - Net operations of properties sold or held for sale				1.5

Net income				$14.0

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended June 30, 2003
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$122.7	$7.5	$(9.5)	$120.7
Segment expense	42.9	10.7	(3.8)	49.8

Property/Segment operating income (loss)	79.8	(3.2)	(5.7)	70.9

Depreciation expense				30.9

Operating income				40.0
Interest expense				(26.0)
Other income				1.9
Gain on sale of properties				0.8
Minority interest and taxes				(2.8)
Discontinued operations - Net operations of properties sold or held for sale				2.9

Net income				$16.8

	For the six months ended June 30, 2004
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$245.1	$10.8	$(14.3)	$241.6
Segment expense	85.7	21.0	(6.2)	100.5

Property/Segment operating income (loss)	159.4	(10.2)	(8.1)	141.1

Depreciation expense				61.8

Operating income				79.3
Interest expense				(54.2)
Other income				5.0
Loss on sale of properties				(0.1)
Minority interest and taxes				(4.3)
Discontinued operations - Net operations of properties sold or held for sale				3.4
Discontinued operations - Gain on properties sold				0.1

Net income				$29.2

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2003
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$250.4	$13.0	$(18.8)	$244.6
Segment expense	87.3	20.9	(7.7)	100.5

Property/Segment operating income (loss)	163.1	(7.9)	(11.1)	144.1

Depreciation expense				59.9

Operating income				84.2
Interest expense				(51.9)
Other income				3.3
Gain on sale of properties				0.5
Minority interest and taxes				(6.1)
Discontinued operations - Net operations of properties sold or held for sale				5.8

Net income				$35.8

(9)	Supplemental Cash Flow Information

We acquired $3.1 million of minority interest units which were redeemed for shares of our common stock during the six months ended June 30, 2004.

Our employees converted approximately $1.4 million in restricted units to 58,683 shares of common stock during the six months ended June 30, 2003.

(10)	Subsequent Events

On July 1, 2004, we retired $150.0 million of senior unsecured notes using funds drawn on our unsecured credit facility.

We purchased two operating properties in North San Jose, California on July 9, 2004. We paid $25.8 million for the two properties and funded the purchase using our unsecured credit facility.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces had reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. To date in 2004, the positive trend of reduced vacancy rates and positive net absorption has continued in most of our markets. As a result of improved job growth, leasing activity is up significantly, and we believe that rental rates have stabilized in most of our markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in rental economics for the next twelve to eighteen months. While market rental rates have stabilized, rental rates on in-place leases in certain markets remain significantly above current market rental rates. The occupancy in our portfolio of stabilized operating properties decreased to 87.1% at June 30, 2004 compared to 87.8% at December 31, 2003 and 88.9% at June 30, 2003. Rental rates on space that was re-leased in 2004 decreased an average of 21.4% in comparison to rates that were in effect under expiring leases.

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we formed CarrAmerica Realty Operating Partnership, L.P., or the Operating Partnership, to which we contributed substantially all of our assets on June 30, 2004 in exchange for units of common and preferred partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of our liabilities, including the assumption of the obligations under our unsecured credit facility and our senior unsecured notes.

Since the UPREIT restructuring, substantially all of our business is being conducted through the Operating Partnership and our primary asset is our interest in the Operating Partnership. We undertook the UPREIT restructuring to enable us to better compete with other office REITs, many of which are structured as UPREITs, for the acquisition of properties from tax-motivated sellers. As a result of the UPREIT restructuring, the Operating Partnership can to issue units of limited partnership interest in the Operating Partnership to tax-motivated sellers who contribute properties to the Operating Partnership, thereby enabling those sellers to realize certain tax benefits that would be unavailable if we purchased properties directly for cash. In addition, due to certain tax and timing considerations, we expect that the UPREIT restructuring has better positioned us to take advantage of merger or strategic acquisition opportunities that may present themselves in the future. We have not currently identified and we are not currently pursuing any material acquisitions that would be structured as Operating Partnership contributions or merger opportunities.

General

During the six months ended June 30, 2004 we completed the following significant transactions:

•	We issued $225.0 million principal amount of 3.625% senior unsecured notes in March 2004 with net proceeds of approximately $222.7 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature April 1, 2009.

•	We entered into a $100.0 million interest rate swap in connection with the issuance of the 3.625% senior unsecured notes which qualifies for fair value hedge accounting.

•	We disposed of one operating property generating net proceeds of approximately $10.5 million.

•	We purchased one 345,000 square foot operating property for $130.6 million.

•	We entered into a three year $500.0 million unsecured revolving credit agreement with JPMorgan Chase Bank as administrative agent for a syndicate of banks.

•	We completed our corporate restructuring in June 2004.

During the six months ended June 30, 2003 we completed the following significant transactions:

•	We repurchased or redeemed an aggregate of 2.2 million shares of our preferred stock for approximately $54.7 million.

Management’s Discussion and Analysis

•	We repurchased 322,600 shares of our common stock for approximately $7.9 million.

•	We disposed of one operating property generating net proceeds of approximately $9.5 million.

•	We acquired a 20% interest in a joint venture which purchased a $190.0 million operating property.

At the end of 2003, we decided, based on their returns and market factors, that we would exit the Portland and Atlanta markets as soon as practicable. We began marketing these properties during the first quarter of 2004. Based on unsatisfactory initial pricing, we have decided to retain our Portland market properties and have ended our sales effort. We may decide at a future date to re-market these properties. Our Atlanta portfolio is currently under contract to be sold. The contract contains customary closing conditions and we cannot assure that the sale will be consummated. We intend to reinvest the proceeds from the sale of the Atlanta properties in other markets where we believe we will recognize a greater return on our invested capital. A summary of the net book value of the assets and operating results of our Atlanta properties as of and for the six months ended June 30, 2004 is as follows:

	Amount (In thousands)	% of Total
Assets (net book value)	$172,725	5.9%
Rental revenue	13,710	5.6%
Property operating income[1]	7,818	4.9%
.

[1]	Property operating income is property operating revenue less property operating expenses

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

Management’s Discussion and Analysis

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

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. Metro areas). We increased our provision for uncollectible accounts (and related accrued straight-line rents) by approximately $0.1 million and $2.1 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in the addition to our provision for uncollectible accounts in 2004 was due primarily to a reduction in delinquent tenants’ accounts as marginal tenants’ leases were terminated or sublet and the effects of an improving economy.

Results Of Operations

Property Operating Revenue

Property operating revenue is summarized as follows:

	For the three months ended June 30,		Variance	For the six months ended June 30,		Variance
			2004 vs. 2003			2004 vs. 2003
(In millions)	2004	2003		2004	2003
Minimum base rent	$96.7	$94.3	$2.4	$193.7	$190.6	$3.1
Recoveries from tenants	13.2	13.7	(0.5)	26.7	29.7	(3.0)
Parking and other tenant charges	6.4	5.2	1.2	10.5	11.2	(0.7)

Management’s Discussion and Analysis

Property operating revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy rates in our buildings began to decline in most of our markets in late 2001 and continued to decline through 2003. In second half of 2003, occupancy rates began to stabilize in most of our markets. The decline negatively affected our operating revenue. Occupancy in our consolidated stabilized buildings (buildings in operation more than one year) by market as of June 30, 2004 and 2003 was as follows:

	June 30, 2004		June 30, 2003		Variance
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC	4,056,273	95.7	3,522,832	96.2	533,441	(0.5)
Chicago	1,225,589	64.9	1,225,826	67.5	(237)	(2.6)
Atlanta	1,696,757	79.6	1,865,278	81.5	(168,521)	(1.9)
Dallas	1,005,695	84.8	1,007,644	86.7	(1,949)	(1.9)
Austin	265,901	70.1	432,050	91.8	(166,149)	(21.7)
Denver	904,717	91.2	904,717	95.3	—	(4.1)
Phoenix	532,506	100.0	532,506	100.0	—	—
Portland	275,193	81.8	275,193	80.7	—	1.1
Seattle	1,500,938	78.9	1,500,896	80.0	42	(1.1)
Salt Lake City	628,399	84.8	630,029	83.6	(1,630)	1.2
San Francisco	5,667,864	87.7	5,509,931	90.1	157,933	(2.4)
Los Angeles	659,604	79.4	1,154,241	95.0	(494,637)	(15.6)
Orange County	970,508	95.7	658,515	91.2	311,993	4.5
San Diego	1,192,063	94.5	1,191,901	95.9	162	(1.4)

Total	20,582,007	87.1	20,411,559	88.9	170,448	(1.8)

Minimum Base Rent

Minimum base rent increased $2.4 million (2.5%) in the second quarter of 2004 compared to 2003. The increase in minimum base rent in 2004 was due primarily to rents from two buildings acquired in the second half of 2003 ($3.7 million) partially offset by higher vacancies and lower rental rates ($1.3 million). We expect minimum base rent to continue to be under downward pressure during the remainder of the year as a result of re-leasing space at lower rates than those rates that were in effect under expiring leases.

Minimum base rent increased $3.1 million (1.6%) in the first half of 2004 compared to 2003. The increase in minimum base rent in 2004 was due primarily to rents from two buildings acquired in the second half of 2003 ($7.3 million) partially offset by higher vacancies and lower rental rates ($4.2 million).

Our lease rollover by square footage and rent at June 30, 2004 is as follows:

	Leased Sq. Footage[1]	Rent ($000)
2004	993,611	20,796
2005	2,032,757	44,172
2006	2,457,297	61,259
2007	2,970,882	68,550
2008	2,532,547	53,502
2009	2,481,930	46,337
2010	1,068,242	26,397
2011	552,412	10,910
2012	1,109,576	27,685
2013	517,407	9,545
2014 and thereafter	1,205,746	45,319

	17,922,407	414,472

[1]	Does not include vacant space at 6/30/04 - 2.7 million sq. ft.

Recoveries from Tenants

Recoveries from tenants decreased $0.5 million in the second quarter of 2004 from 2003. The reduction in recoveries from tenants is primarily the result of higher vacancies and new base years for new tenants and renewing tenants partially offset by recoveries from tenants in two buildings acquired in the second half of 2003.

Management’s Discussion and Analysis

Recoveries from tenants decreased $3.0 million in the first half of 2004 from 2003. The reduction in recoveries from tenants is primarily the result of higher vacancies and new base years for new tenants and renewing tenants partially offset by recoveries from tenants in two buildings acquired in the second half of 2003.

Parking and Other Tenant Charges

Parking and other tenant charges increased $1.2 million (23.1%) in the second quarter of 2004 from 2003. Lease termination fees increased $0.9 million in 2004 to $3.7 million from $2.8 million in the second quarter of 2003. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease or pursuant to a termination provision in its lease document. Vacancies created as a result of these terminations negatively impact future rents until the space is relet.

Parking and other tenant charges decreased $0.7 million (6.3%) in the first half of 2004 from 2003. Lease termination fees decreased $0.7 million in 2004 to $5.3 million from $6.0 million in 2003.

Property Expenses

Property expenses are summarized as follows:

	For the three months ended June 30,		Variance	For the six months ended June 30,		Variance
	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
(In millions)
Property operating expenses	$29.8	$28.8	$1.0	$58.6	$58.2	$0.4
Real estate taxes	10.0	10.3	(0.3)	20.8	21.4	(0.6)

Property operating expenses increased $1.0 million (3.5%) in the second quarter of 2004 from 2003 due primarily to expenses related to two buildings acquired in the second half of 2003 ($0.5 million) and general expense increases. Property operating expenses increased $0.4 million (0.7%) in the first half of 2004 from 2003 due primarily to expenses related to two buildings acquired in the second half of 2003 ($1.0 million) and general expense increases partially offset by lower bad debt expense ($1.9 million). The decrease in the addition to our provision for uncollectible accounts in 2004 was due primarily to a reduction in delinquent tenants’ accounts as marginal tenants’ leases were terminated or sublet and the effects of an improving economy.

Real estate taxes decreased $0.3 million (2.9%) in the second quarter of 2004 from 2003 as a result of lower property assessments and property tax refunds partially offset by taxes related to two buildings acquired in the second half of 2003. Real estate taxes decreased $0.6 million (2.8%) in the first half of 2004 from 2003 for the same reason.

Property Operating Income

Property operating income is the performance measure used to assess the results of our real estate property operations segment. We believe that the presentation of property operating income is helpful to investors as a measure of the operating performance of our office properties because it excludes items that do not relate to or are not indicative of operating performance of the properties (including interest and depreciation and amortization) and which can make periodic comparisons of operating performance more difficult. Property operating income, defined as property operating revenue less property expenses, is summarized as follows:

	For the three months ended June 30,		Variance	For the six months ended June 30,		Variance
	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003
(In millions)
Property operating income	$76.5	$74.1	$2.4	$151.2	$152.0	$(0.8)
Property operating income percent	65.8%	65.5%	0.3%	65.5%	65.6%	-0.1%

Property operating income increased $2.4 million (3.2%) in the second quarter of 2004 from 2003 due primarily to the impact of properties acquired in the second half of 2003 partially offset by higher vacancies. Property operating income as a percentage of property operations revenue increased to 65.8% for the second quarter of 2004 compared to 65.5% in 2003 for the same reasons.

Management’s Discussion and Analysis

Property operating income decreased $0.8 million (0.5%) in the first half of 2004 from 2003 due primarily to the impact of increased vacancies on rental income and recovery revenue partially offset by the acquisition of two properties in the second half of 2003. Property operating income as a percentage of property operations revenue remained relatively flat at 65.5% for the first half of 2004 compared to 65.6% in 2003 for the same reasons.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, decreased $2.2 million in the second quarter of 2004 from 2003. Development fees declined $2.4 million. In 2003, we earned development incentive fees of $2.3 million from third parties which did not repeat in 2004. Property management fees declined $0.2 million. These decreases were partially offset by an increase in leasing fees of $0.4 million.

Real estate service revenue decreased $2.3 million in the first half of 2004 from 2003. While leasing fees increased $0.9 million, this increase was offset by decreases in property management fees ($0.4 million) and development fees ($2.5 million). In 2003, we earned one-time development incentive fees of $2.3 million from third parties.

General and Administrative Expense

General and administrative expense was similar in the second quarter of 2004 as compared to 2003 and in the first half of 2004 compared to 2003.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million in the second quarter of 2004 compared to the second quarter of 2003. This decrease was due primarily to the effects of a sale of a building in the second quarter of 2003 partially offset by the depreciation and amortization related to two buildings acquired in the second half of 2003, including the amortization of related intangible assets ($1.3 million).

Depreciation and amortization increased $1.9 million in the first half of 2004 compared to the first half of 2003. This increase was due primarily to depreciation and amortization related to two buildings acquired in the second half of 2003, including the amortization of related intangible assets ($2.6 million) partially offset by the effects of a sale of a building in the second quarter of 2003.

Interest Expense

Interest expense increased $1.8 million (6.9%) during the second quarter of 2004 compared to 2003. This increase was due primarily to higher average levels of debt outstanding ($1.5 million) as a result of preferred stock redemptions late in the first quarter of 2003 and by higher average interest rates ($0.3 million).

Interest expense increased $2.3 million (4.4%) during the first half of 2004 compared to 2003. This increase was due primarily to higher average levels of debt outstanding ($3.0 million) as a result of preferred stock redemptions late in the first quarter of 2003 partially offset by lower average interest rates ($0.7 million).

Other Income and Expense

Other income was $2.3 million in the second quarter of 2004 compared to $2.0 million in the second quarter of 2003 due primarily to increased equity in earnings from our unconsolidated joint ventures.

Other income was $5.0 million in the first half of 2004 compared to $3.4 million in the first half of 2003. Interest income increased $0.6 million from our notes receivable. Equity in earnings of unconsolidated entities increased $1.0 million due primarily to equity in earnings from new unconsolidated ventures initiated in the second and fourth quarters of 2003 and one joint venture partially placed into service in the third quarter of 2003.

Management’s Discussion and Analysis

Gain on Sale of Properties and Discontinued Operations

The tables below summarize property sales for the six months ended June 30, 2004 and 2003:

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills	Mar-04	166,149	10,512	66

2003
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Wateridge	May-03	62,194	6,067	3,571

We dispose of assets from time to time that are inconsistent with our long-term strategic or return objectives. During the six months ended June 30, 2004, we disposed of our Tower of the Hills property, recognizing a gain of $0.1 million. We have no continuing involvement with the Tower of the Hills property after the sale and, accordingly, the gain on this sale and the operating results of this property are classified as discontinued operations. We had previously recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003. During the three and six months ended June 30, 2003, we disposed of one operating property, recognizing a gain of $3.6 million. We continue to manage the property under a management agreement and the gain on this sale and the operating results of the property are not classified as discontinued operations due to our continuing involvement. In the second quarter of 2003, we also recognized an impairment loss of $2.7 million on a building which we sold in the third quarter of 2003.

As stated above, in March 2004, we sold our Tower of the Hills property in which we had no continuing involvement after the sale and the operating results are classified as discontinued operations. In addition, our Atlanta portfolio is under contract to be sold. The contract contains customary closing conditions and we cannot assure the sale will be consummated. We will have no continuing involvement in these properties after the sale and the operating results are classified as discontinued operations. Between August and November 2003, we sold three rental properties (Pacificare, Katella and Century Springs) with which we had no continuing involvement after the sales. The results of operations for these properties are classified as discontinued operations. Operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenue	$6,661	$9,414	$14,271	$18,892
Property expenses	2,878	3,783	6,153	7,662
Depreciation and amortization	2,273	2,747	4,672	5,434

Net operations of properties sold or held for sale	$1,510	$2,884	$3,446	$5,796

Number of buildings included in discontinued operations	16	19	16	19

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the six months ended June 30,		Variance
(In millions)	2004	2003	2004 vs. 2003
Cash provided by operating activities	$75.5	$85.0	$(9.5)
Cash used in investing activities	(164.8)	(29.7)	(135.1)
Cash provided by (used in) financing activities	93.3	(58.4)	151.7

Management’s Discussion and Analysis

Operations generated $75.5 million of net cash for the first six months of 2004 compared to $85.0 million in 2003. The change in cash flow from operating activities was primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $164.8 million in 2004 and $29.7 million in 2003. The change in cash used in investing activities in 2004 was due primarily to the acquisition of an operating property and deposits for the acquisitions of additional properties ($140.0 million), higher property and tenant improvement costs ($5.6 million), funding of notes receivable ($3.9 million) and minority interests acquired ($2.3 million). These increases were partially offset by decreased investments in joint ventures ($13.6 million) and increased proceeds from sales of properties ($3.7 million).

Our financing activities provided net cash of $93.3 million in 2004 and used net cash of $58.4 million in 2003. The change in net cash from financing activities in 2004 was due primarily to lower repurchases or redemption of common and preferred stock ($62.6 million), an increase in stock option exercises ($24.8 million) and increased net borrowings ($63.5 million).

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital are our real estate operations and our unsecured credit facility. As of June 30, 2004, we had approximately $8.3 million in cash and cash equivalents and $289.1 million available for borrowing under our unsecured credit facility. As of July 9, 2004, we had $104.1 million available for borrowing under our unsecured credit facility. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

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

•	Funding dividends on our common and preferred stock and making distributions to third party unit holders in certain of our subsidiaries;

•	Approximately $42 - $52 million to invest in our existing portfolio of operating assets, including approximately $33 - $43 million to fund tenant-related capital requirements;

•	Property dispositions are expected to exceed acquisitions by $15 - $90 million; and

•	Approximately $10.3 million to fund mezzanine loans we have committed to make in connection with two projects for which we are providing development management services.

We expect to meet our capital requirements using cash generated by our real estate operations, by borrowings on our unsecured credit facility, and from proceeds from the sale of properties. We could also raise additional debt or equity capital in the public market or fund acquisitions of properties through property-specific mortgage debt.

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

Management’s Discussion and Analysis

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

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we formed CarrAmerica Realty Operating Partnership, L.P., or the Operating Partnership, to which we contributed substantially all of our assets on June 30, 2004 in exchange for units of common and preferred partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of our liabilities, including the assumption of the obligations under our unsecured credit facility and our senior unsecured notes.

Since the UPREIT restructuring, substantially all of our business is being conducted through the Operating Partnership and our primary asset is our interest in the Operating Partnership. We undertook the UPREIT restructuring to enable us to better compete with other office REITs, many of which are structured as UPREITs, for the acquisition of properties from tax-motivated sellers. As a result of the UPREIT restructuring, the Operating Partnership can issue units of limited partnership interest in the Operating Partnership to tax-motivated sellers who contribute properties to the Operating Partnership, thereby enabling those sellers to realize certain tax benefits that would be unavailable if we purchased properties directly for cash. In addition, due to certain tax and timing considerations, we believe that the UPREIT restructuring has better positioned us to take advantage of merger or strategic acquisition opportunities that may present themselves in the future. We have not currently identified and we are not currently pursuing any material acquisitions that would be structured as Operating Partnership contributions or merger opportunities.

The Operating Partnership is capitalized through the issuance of units. We serve as the sole general partner of the Operating Partnership and currently own the general partnership interest and substantially all of the common limited partnership interest. Our wholly owned subsidiary, CarrAmerica OP, LLC, a Delaware limited liability company, owns a nominal common limited partnership interest in the Operating Partnership. Together, we and CarrAmerica OP, LLC own a number of common units in the Operating Partnership equal to the number of shares of our common stock outstanding. In connection with the UPREIT conversion, the Operating Partnership issued to us 8,050,000 Series E Cumulative Redeemable Preferred Partnership Units with terms that are substantially the same as the economic terms of our Series E preferred stock.

The Operating Partnership is managed by us as the sole general partner of the Operating Partnership. Even if we in the future admit additional limited partners, as the sole general partner of the Operating Partnership, we will generally have the exclusive power under the partnership agreement to manage and conduct the business of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners, in most cases including us.

Management’s Discussion and Analysis

Real Estate Operations

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces had reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. To date in 2004, the positive trend of reduced vacancy rates and positive net absorption has continued in most of our markets. As a result of improved job growth, leasing activity is up significantly and we believe that rental rates have stabilized in most of our markets. However, because vacancy rates are still at high levels in most markets, we do not expect any material improvement in rental economics through for the next twelve to eighteen months. While market rental rates have stabilized, rental rates on in-place leases in certain markets remain significantly above current market rental rates.

The occupancy in our portfolio of stabilized operating properties decreased to 87.1% at June 30, 2004 compared to 87.8% at December 31, 2003 and 88.9% at June 30, 2003. Rental rates on space that was re-leased in 2004 decreased an average of 21.4% in comparison to rates that were in effect under expiring leases. Although our top 25 tenants accounted for approximately 36.3% of our annualized minimum base rents, we believe that the diversity of our tenant base (no tenant accounted for more than 5% of annualized minimum base rents as of June 30, 2004) helps insulate us from the negative impact of tenant defaults and bankruptcies.

Debt Financing

We generally use unsecured, corporate-level debt, including senior unsecured notes and our unsecured credit facility, to meet our borrowing needs. As a component of this financing strategy, we continue to unencumber our assets where possible by repaying existing mortgage debt with unsecured debt. As of June 30, 2004, we had reduced our fixed rate mortgage debt to approximately $347.6 million, or 18.6% of our total debt, from $384.3 million, or 23.0% of our total debt, as of June 30, 2003.

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

We have three investment grade ratings. As of June 30, 2004, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a stable outlook to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Management’s Discussion and Analysis

Our total debt at June 30, 2004 is summarized as follows:

(In thousands)
Fixed rate mortgages	$347,574
Secured note payable	16,593
Unsecured credit facility	175,000
Senior unsecured notes	1,325,000

1,864,167

Unamortized discount and fair value adjustment, net	(13,989)

$1,850,178

Our fixed rate mortgage debt bore an effective weighted average interest rate of 7.86% at June 30, 2004 and had a weighted average maturity of 4.0 years. $175.0 million (9.4%) of our total debt at June 30, 2004 bore a LIBOR-based variable interest rate and $425.0 million (22.8%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at June 30, 2004 was 1.98%.

Our primary external source of liquidity is our credit facility. On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under our previous unsecured senior credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 1.98% as of June 30, 2004. As of June 30, 2004, $175.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $289.1 million available for borrowing. On July 1, 2004, we drew $160.0 million on our credit facility to retire $150.0 million of senior unsecured debt and related accrued interest. As of July 9, 2004, $360.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $104.1 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

•	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

•	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets of 60%;

•	A maximum ratio of total secured debt to tangible fair market value of 30%;

•	A maximum ratio of total debt to tangible fair market value of our assets of 55%; and

•	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable us to maintain our status as a REIT.

As of June 30, 2004, we were in compliance with our loan covenants; however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the loan covenants. Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

Management’s Discussion and Analysis

We have senior unsecured notes outstanding at June 30, 2004 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.20% notes due in 2004*	$150,000	$—	$1,885	$151,885
6.625% notes due in 2005	100,000	(424)	—	99,576
7.375% notes due in 2007	125,000	(434)	—	124,566
5.261% notes due in 2007	50,000	(102)	—	49,898
5.25% notes due in 2007	175,000	(924)	(2,257)	171,819
3.625% notes due in 2009	225,000	(727)	(5,341)	218,932
6.875% notes due in 2008	100,000	(1,515)	—	98,485
7.125% notes due in 2012	400,000	(4,150)	—	395,850

	$1,325,000	$(8,276)	$(5,713)	$1,311,011

*	Retired July 1, 2004

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of June 30, 2004.

We issued $225.0 million principal amount of senior unsecured notes in March 2004 with net proceeds of approximately $222.7 million. The notes bear interest at 3.625% per annum payable semi-annually beginning October 1, 2004. The notes mature on April 1, 2009. We used the proceeds from the notes to pay down our unsecured credit facility.

$150.0 million of senior unsecured notes matured on July 1, 2004 and were repaid on that date using borrowings from our unsecured credit facility.

We repaid $17.7 million of fixed rate mortgage debt in the first half of 2004 and converted a $16.6 million mortgage to a note payable secured by a letter of credit.

Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2004, the fair value of the interest rate swaps was approximately $1.9 million. We recognized reductions in interest expense for the three months ended June 30, 2004 and 2003 of approximately $0.7 and $2.5 million, respectively, related to the swaps. We recognized reductions in interest expense for six months ended June 30, 2004 and 2003 of approximately $1.9 and $3.8 million, respectively, related to the swaps. As June 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 4.69%. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreement terminated.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2004, the fair value of the interest rate swaps was approximately $(2.3) million. We recognized reductions in interest expense for the three months ended June 30, 2004 and 2003 of approximately $0.6 and $1.2 million, respectively, related to the swaps. We recognized reductions in interest expense for six months ended June 30, 2004 and 2003 of approximately $1.8 and $2.3 million, respectively, related to the swaps. As of June 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.22%.

Management’s Discussion and Analysis

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2004, the fair value of the interest rate swaps was approximately $(5.3) million. We recognized a reduction in interest expense for the three and six months ended June 30, 2004 of approximately $0.2 and $0.3 million, respectively, related to the swaps. As of June 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 3.12%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of June 30, 2004, the fair market value of these interest rate caps was not material.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of June 30, 2004, the fair market value of this interest rate cap was not material.

Stock Repurchases and Dividends

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock for $50.0 million plus $0.2 million of accrued dividends. Including this redemption, for the six months ended June 30, 2003, we repurchased or redeemed 2,188,035 shares of our preferred stock for approximately $54.7 million excluding accrued and unpaid dividends.

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the 9.2 million shares repurchased from Security Capital in November 2001 and our preferred stock redemptions of 4.0 million, 2.0 million and 7.9 million shares in September 2002, March 2003 and October 2003, respectively, which were separately approved. Since the start of this program in mid-2000 through June 30, 2004, we have acquired approximately 10.4 million of our common shares for an aggregate purchase price of approximately $296.9 million, including 322,600 shares for approximately $7.9 million in the first half of 2003. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Directors, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to stockholders. The table below details our dividend and distribution payments for the three and six months ended June 30, 2004 and 2003, respectively.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2004	2003	2004	2003
Preferred stock dividends	$3,774	$4,312	$7,548	$9,936
Unit distributions	2,723	2,937	5,579	5,870
Common stock dividends	27,177	25,991	53,793	51,908

	$33,674	$33,240	$66,920	$67,714

Cash flows from operations is an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations declined from $85.0 million in 2003 to $75.5 million in 2004 due in part to increased vacancy rates in our office property portfolio. If our cash flows from operations continue to decline, we may be unable to sustain our dividend payment at its current rate. In addition, under our line of credit, we generally are restricted from paying dividends that would exceed 90% of our funds from operations during any four-quarter period.

Management’s Discussion and Analysis

Capital Commitments

We will require capital for development projects currently underway and in the future. As of June 30, 2004, we had under construction approximately 600,000 rentable square feet in two office buildings, of which 259,000 rentable square feet had been placed in service, and one parking garage in joint venture projects in which we own a minority interest. These projects are expected to cost $179.4 million, of which our total investment is expected to be approximately $54.9 million. Through June 30, 2004, approximately $141.2 million or 78.7% of total project costs had been expended on these projects. We have financed our investment in joint venture projects under construction at June 30, 2004 primarily from borrowings under our credit facility. We expect that our credit facility and project-specific financing of selected assets will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake. As a result of market conditions, we believe we will be limiting our development activities in the near future and expect to concentrate our growth efforts on the acquisition of properties.

As of June 30, 2004, we had contracts to acquire two operating properties in North San Jose, California and one operating property in the Washington, D.C. metro area. On July 9, 2004, we paid $25.8 million for the two properties in California and funded the purchase using our unsecured credit facility.

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

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity method and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of these joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of June 30, 2004, we guaranteed $40.0 million of debt related to a joint venture and have provided completion guarantees related to two joint venture projects for which total costs are anticipated to be $173.3 million, of which $148.1 million had been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future.

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

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $1.7 million and $1.8 million for the three months ended June 30, 2004 and 2003, respectively, and $3.2 million and $4.2 million for the six months ended June 30, 2004 and 2003, respectively. Accounts receivable from joint ventures and other affiliates were $0.8 million at June 30, 2004 and $1.8 million at June 30, 2003.

Management’s Discussion and Analysis

Guarantee Obligations

Our obligations under guarantee agreements at June 30, 2004 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	80,149,000	250,000
Loan[4]	Shakespeare Theatre	Dec-04	16,500,000	175,000
Indemnification[5]	HQ Global		unknown	—
Loan[6]	Square 320	Mar-05	16,070,000	135,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Represents a payment guarantee on a third party project for which we are the developer. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
5.	See Part II, Item 1: Legal Proceedings for further discussion.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

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

Management’s Discussion and Analysis

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

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2004	2003	2004	2003
Net income	$14,007	$16,829	$29,237	$35,800

Adjustments
Minority interest	2,139	2,693	4,165	5,769
FFO allocable to Unitholders	(3,502)	(4,274)	(7,060)	(8,779)
Depreciation and amortization	35,516	35,653	70,754	68,996
Minority interests’ (non-Unitholders share of depreciation, amortization and net income)	(267)	(327)	(540)	(607)
(Gain) loss on sale of properties	48	(3,531)	(8)	(3,254)

FFO as defined by NAREIT[1]	$47,941	$47,043	$96,548	$97,925

[1]	FFO as defined by NAREIT includes impairment losses on real estate.

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

Management’s Discussion and Analysis

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

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We receive interest at a fixed rate of 7.2% and pay interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2004, the fair value of the interest rate swaps was approximately $1.9 million. We recognized reductions in interest expense for the three months ended June 30, 2004 and 2003 of approximately $0.7 and $2.5 million, respectively, related to the swaps. We recognized reductions in interest expense for six months ended June 30, 2004 and 2003 of approximately $1.9 and $3.8 million, respectively, related to the swaps. As June 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 4.69%. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreement terminated.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2004, the fair value of the interest rate swaps was approximately $(2.3) million. We recognized reductions in interest expense for the three months ended June 30, 2004 and 2003 of approximately $0.6 and $1.2 million, respectively, related to the swaps. We recognized reductions in interest expense for six months ended June 30, 2004 and 2003 of approximately $1.8 and $2.3 million, respectively, related to the swaps. As of June 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.22%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2004, the fair value of the interest rate swaps was approximately $(5.3) million. We recognized a reduction in interest expense for the three and six months ended June 30, 2004 of approximately $0.2 and $0.3 million, respectively, related to the swaps. As of June 30, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 3.12%.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. As of June 30, 2004, the fair market value of these interest rate caps was not material.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. As of June 30, 2004, the fair market value of this interest rate cap was not material.

Our unsecured line of credit carries an interest rate of 30-day LIBOR plus 0.65%. This exposes us to the risk of higher interest costs if 30-day LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit approximately $0.1 million for the first six months of 2004.

If the market rates of interest on our interest rate swap agreements increase by 10% (or approximately 37 basis points), our interest expense would have increased by approximately $0.4 million in the second quarter of 2004 and $0.8 million for the first six months of 2004.

Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2003 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Thomas A. Carr, Oliver T. Carr, Jr. (who retired from our Board of Directors as of April 29, 2004) and Philip Hawkins, who currently serve as directors and/or executive officers of us, with respect to any losses incurred by them arising out of the above litigation (as well as related litigation that was resolved in our favor in the second quarter of 2003), if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global indicated that it did not intend to satisfy its indemnity obligation to these directors. As a result, we have paid the costs incurred by these directors in connection with the above litigation. We have paid approximately $779,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors for this suit and the related litigation that was resolved in our favor in the second quarter of 2003. The directors of HQ Global involved in the Delaware litigation filed a proof of claim in the company’s bankruptcy proceedings for their legal fees. A settlement of this claim was reached on June 25, 2004. In pertinent part, pursuant to the terms of the settlement agreement, the parties: (i) executed a mutual release of claims; (ii) agreed that the directors will be deemed to hold collectively a single allowed unsecured non-priority claim in the amount of $300,000 against the estate of HQ Global; and (iii) preserved the rights of the directors to pursue claims, if any, they may have against HQ Global’s insurance carriers which have denied coverage for the claims in the Delaware litigation. This settlement is subject to the approval of the bankruptcy court. We do not expect to receive any material proceeds as a result of the directors’ settlement of their proof of claim.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 annual meeting of stockholders was held on April 29, 2004. We solicited proxies for the meeting pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended; there was no solicitation in opposition to our management’s nominees as listed in the proxy statement and the nominees were elected.

Proposal One: Election of Directors

	FOR	WITHHELD
Thomas A. Carr	48,737,111	295,447
Joan Carter	48,803,155	229,403
Robert E. Torray	48,790,784	242,427
Wesley S. Williams, Jr.	48,790,784	241,774
Andrew F. Brimmer	47,417,778	1,614,780
Philip L. Hawkins	48,789,506	243,052
Timothy Howard	48,790,931	241,627

Proposal Two: Recommendation that the future directors shall not serve more than six years.

FOR	AGAINS T	ABSTAIN
738,726	41,673,442	138,670

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., a guarantor, CarrAmerica Realty Operating Partnership, L.P., and U.S.Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

4.2	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

4.3	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.1	Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among CarrAmerica Realty Operating Partnership, L.P. as borrower, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, JPMorgan Chase Bank, as administrative agent, and other banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.2	Amended and Restated Guaranty of Payment, dated as of June 30, 2004, by CarrAmerica Realty Corporation and CarrAmerica Realty, L.P. in favor of JPMorgan Chase Bank, as administrative agent on behalf of the banks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.3	Indenture for Senior Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

10.4	Indenture for Subordinated Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated August 2, 2004

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated August 2, 2004

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated August 2, 2004

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on June 24, 2004, reporting items 5 and 7 regarding the Revolving Credit Agreement CarrAmerica Realty Corporation entered into with JPMorgan Chase Bank as administrative agent for a syndicate of banks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY CORPORATION

/s/ Kurt A. Heister
Kurt A. Heister, Senior Vice President and Controller
(on behalf of the registrant and as the registrant’s
chief accounting officer)

Date: August 2, 2004