Form 10-K
period 2004-12-31
CARRAMERICA REALTY CORP
filed 2005-02-25
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of June 30, 2004, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1.6 billion, based upon the closing price of $30.23 on the New York Stock Exchange composite tape on such date.

Number of shares of Common Stock outstanding as of February 9, 2005: 54,903,094

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the Annual Stockholders Meeting to be held in 2005 are incorporated by reference into Part III.

PART 1

Item 1. Business

THE COMPANY

GENERAL

CarrAmerica Realty Corporation is a fully integrated, self-administered and self-managed publicly traded real estate investment trust (“REIT”). We focus on the acquisition, development, ownership and operation of office properties, located primarily in selected markets across the United States. As of December 31, 2004, we owned greater than 50% interests in 251 operating office buildings containing a total of approximately 19.9 million square feet of net rentable area. The stabilized operating buildings (those in operation more than one year) in which we owned a controlling interest as of December 31, 2004 were 88.2% leased. These properties had approximately 1,027 tenants. As of December 31, 2004, we also owned minority interests (ranging from 15% to 50%) in 41 operating office buildings and one building under construction. The 41 operating office buildings contain a total of approximately 6.5 million square feet of net rentable area. The one office building under construction will contain approximately 124,000 square feet of net rentable area. The stabilized operating buildings in which we owned a minority interest as of December 31, 2004 were 88.0% leased.

We were organized as a Maryland corporation on July 9, 1992. We or our predecessor, The Oliver Carr Company (“OCCO”), have developed, owned and operated office buildings in the Washington, D.C. metropolitan area for more than 40 years. Our experienced staff of approximately 690 employees, including about 400 on-site building employees, provides a broad range of real estate services. Our principal executive offices are located at 1850 K Street, NW, Washington, DC 20006. Our telephone number is 202-729-1700. Our web site can be found at www.carramerica.com.

Business Strategy

Our primary business objectives are to achieve long-term sustainable per share earnings and cash flow growth and to maximize stockholder value by acquiring, developing, owning and operating office properties primarily in markets throughout the United States that we believe exhibit strong, long-term growth characteristics. We believe we utilize our knowledge of our core markets to evaluate market conditions and determine whether those conditions favor acquisition, development or disposition of assets. During the last five years, we have actively deployed capital between acquisitions and development in order to create a portfolio with strong long-term growth prospects. In addition to seeking growth through acquisitions and development, we continue to strive to retain tenants and attract new tenants in our existing portfolio. We believe that our focus on our local relationships in our core markets, on customer service, primarily through superior property management, and our fast and responsive leasing initiatives has enabled us to maintain strong portfolio performance in a challenging office market.

Our principal segment of operations is real estate property operations, which consists primarily of commercial property ownership. Approximately 95.3% of our operating revenues for the year ended December 31, 2004 were associated with our real estate property operations. Other business activities, including development and property management services, are included in other operations.

Market Focus

Core Market Data and Outlook

We have properties in twelve U.S. markets. While we are active in all of our markets, our invested capital is concentrated in four markets: Northern California; Washington, D.C.; Southern California; and Seattle, Washington. During 2004, 84.1% of our total property operating income was derived from these markets.

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

Our property operating income by market for the year ended December 31, 2004 was as follows:

Market	Percent of Property Operating[1] Income for the Year Ended 12/31/2004
San Francisco Bay Area	34.3
Washington, D.C. Metro	29.6
Los Angeles	2.9
Orange County, CA	4.0
San Diego	8.1
Seattle	5.2
Chicago	2.7
Dallas	3.0
Phoenix	3.2
Denver	3.4
Salt Lake City	2.1
Austin	0.6
Portland	0.9

100.0

[1]	Property operating income is total property operations revenue less property operating expenses.

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. In 2004, the positive trend of reduced vacancy rates and positive net absorption continued in most of our markets. As a result of improved job growth, leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and are beginning to improve in some of our markets including Washington, D.C and Southern California. Rental economics are expected to improve in most of our markets by the end of 2005.

Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations in the last few years, we believe that our average occupancy in most markets stabilized in the second half of 2004. Our occupancy in the portfolio of operating properties increased to 88.2% at December 31, 2004 compared to 87.8% at December 31, 2003 and 92.3% at December 31, 2002. If demand continues to improve in 2005, we expect that our overall portfolio average occupancy may improve further. Our occupancy improved slightly in 2004 over 2003 due to acquisitions of properties with higher occupancies and dispositions of certain low occupancy properties. Our same store (properties we owned in both years) occupancy was 88.0% in 2004 compared to 90.2% in 2003, although same store occupancy began to improve in the second half of 2004 increasing from 87.1% at June 30, 2004 to 88.0% at December 31, 2004. In connection with terminating tenants in 2004, we earned $7.0 million of termination fees. These fees are non-recurring in nature and while we expect we will earn modest termination fees in 2005, we expect that they will be substantially lower than in 2004.

Rental rates on space that was re-leased in 2004 decreased an average of 14.4% in comparison to rates that were in effect under expiring leases. While market rental rates have stabilized in our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2005 will be, on average, approximately 8%-12% lower than straight-lined rents on expiring leases. We have 1.6 million square feet of space on which leases are currently scheduled to expire in 2005.

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

Acquisitions and Dispositions

From time to time, we have been very active in acquiring office properties. We believe that our responsiveness to seller timing and structural parameters helps provide us with a competitive advantage in consummating acquisitions in a highly-competitive marketplace. During 2004, we acquired six operating properties from third parties and we entered into a new joint venture that acquired operating properties. The acquisitions involved properties totaling almost 1.9 million rentable square feet and our investment was approximately $463.6 million. The acquisition environment has become more competitive over the last several years and it has become increasingly difficult to find acquisitions that meet our financial return objectives. However, we will continue to selectively pursue acquisitions in our markets where attractive opportunities exist, particularly when pricing yields make acquisitions of existing properties attractive in comparison to new property development. In addition, we will continue to pursue our strategy of upgrading our portfolio by recycling capital out of underperforming properties and redeploying such capital primarily in our Washington, D.C., Northern and Southern California and Seattle, Washington markets.

We also may dispose of assets that become inconsistent with our long-term strategic or return objectives. We may then redeploy the proceeds from the dispositions into other office properties, or use them to fund development operations or to support other corporate needs. We also may contribute properties that we own to joint ventures with third parties. Given the difficult acquisition market previously described, during 2005, we expect to dispose of more assets than we acquire. Currently, market conditions are very favorable for selling properties and we expect, on a weighted-average basis, dispositions to exceed acquisitions by approximately $150.0 million in 2005. However, if the acquisition market improves and pricing becomes more favorable, it is possible that net dispositions during 2005 may be significantly less.

We are currently marketing for sale CarrAmerica Corporate Center, an approximately 1.0 million rentable square feet property, in the San Francisco Bay area of California and two properties with approximately 0.3 million rentable square feet in Southern California. The three properties had a net book value at December 31, 2004 of approximately $132.7 million. We are seeking to consummate the transactions by the end of the first quarter, but there can be no assurance that the properties will be marketed successfully or that, even if marketed successfully, the sales will be completed in the expected time frame. The properties did not meet our criteria to be classified as held for sale for financial reporting purposes at December 31, 2004.

Development

Development of office properties is a component of our long-term growth strategy. We believe that long-term investment returns resulting from stabilized properties we develop should generally exceed those from properties we acquire. We seek to control development risks by:

•	Employing extensively trained and experienced development personnel;

•	Entering into guaranteed maximum price construction contracts with seasoned and credible contractors;

•	Focusing on pre-leasing space and build-to-suit opportunities where appropriate; and

•	Analyzing the supply and demand characteristics of a market before commencing inventory development in that market.

The competitive acquisition environment has driven acquisition prices in some markets to at or above replacement cost. As a result, we are now considering build-to-own projects in selected markets with or without pre-leasing commitments.

Financing

We manage our capital structure to reflect a flexible, long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We mainly use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to protect against the risk, that at certain times, fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we use derivative financial instruments, including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We will either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate. We do not expect to materially increase our leverage ratio in 2005 to grow our portfolio. However, we may need to borrow under our line of credit or sell assets in order to maintain our common stock dividend at the current rate. We currently expect to maintain our common stock dividend rate of $0.50 per quarter in 2005. There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, or at all, that we will not later reduce our dividend below the current rate. We generally are restricted from paying dividends that would exceed 90% of our funds from operations during any four-quarter period.

Joint Ventures

We use joint venture arrangements selectively to reduce investment risk by diversifying capital deployment and to enhance returns on invested capital through fee income derived from service arrangements with joint ventures. In 2004, we invested in a joint venture with JP Morgan Fleming Asset Management to acquire three existing buildings and a small development site in Dallas, Texas.

Corporate Structure

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we formed CarrAmerica Realty Operating Partnership, L.P., or the Operating Partnership, to which we contributed substantially all of our assets on June 30, 2004 in exchange for 100% of the units of common and preferred partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of our liabilities, including the assumption of the obligations under our unsecured credit facility and our senior unsecured notes. At December 31, 2004, we owned all of the outstanding units of partnership interest of the Operating Partnership.

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

2004 Activities

Acquisition Activity

During 2004, we made six acquisitions of operating properties (12 buildings) from third parties. The acquisitions involved properties totaling almost 1.5 million rentable square feet and our investment was approximately $449.2 million. The table below details our 2004 consolidated acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
Commonwealth Tower	Washington, DC	Jun-04	1	339,599	$130,593
Corporate Technology Centre I	San Francisco, CA	Jul-04	2	176,280	25,604
Commercial National Bank	Washington, DC	Aug-04	1	205,869	85,044
Corporate Technology Centre II	San Francisco, CA	Sep-04	5	331,950	43,594
Corporate Plaza II	San Diego, CA	Sep-04	2	116,166	35,544
Mission Tower I	San Francisco, CA	Dec-04	1	282,080	128,791

			12	1,451,944	$449,170

Also, during 2004, we entered into a new joint venture arrangement which acquired operating properties and land. The table below details our 2004 joint venture investments.

Property Name	Market	Month Acquired	Ownership Percentage	Number of Buildings	Rentable Square Footage	Investment Cost[1] (000)
Legacy	Dallas, TX	Sep-04/Oct-04	20%	3	393,136	$14,179
Legacy land	Dallas, TX	Dec-04	20%	n/a	n/a	233

				3	393,136	$14,412

[1]	Represents net investment in joint venture.

Disposition Activity

During 2004, we sold 14 operating properties (20 buildings) totaling approximately 2.0 million square feet for approximately $213.0 million in cash recognizing a total gain on the sales of $19.9 million. The table below details our 2004 dispositions.

Property Name	Market	Month Sold	Number of Buildings	Rentable Square Footage	Net Proceeds (000)	Gain Recognized (000)
Tower of the Hills[1]	Austin, TX	Mar-04	2	166,149	$10,512	$66
Atlanta Portfolio	Atlanta, GA	Sep-04	15	1,696,757	191,190	19,804
First Street Technology[2]	San Francisco, CA	Dec-04	1	67,582	4,760	—
Valley Business Park I3	San Francisco, CA	Dec-04	2	67,785	6,543	—

[1]	We recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003.
[2]	We recognized an impairment loss of $2.2 million on this property in the fourth quarter of 2004.
[3]	We recognized an impairment loss of $0.3 million on this property in the fourth quarter of 2004.

In addition, in 2004, a joint venture in which we are a 50% partner sold its interest in a building with 222,989 rentable square feet for approximately $41.3 million. Our portion of the gain recognized on the sale was approximately $20.1 million.

Development Activity

As of December 31, 2004, we had under construction approximately 124,000 rentable square feet in an office building in a joint venture project in which we own a minority interest. This project is expected to cost $15.9 million, of which our total investment is expected to be approximately $5.6 million. Through December 31, 2004, approximately $9.8 million or 61.7% of total project costs had been expended on this project.

Financing Activity

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

We repaid $107.7 million of fixed rate mortgage debt in 2004 and converted $19.7 million of mortgages to notes payable secured by letters of credit.

As of December 31, 2004, 70.8% of our debt carried a fixed rate of interest (excluding the impact of interest rate cap agreements) and 29.2% is subject to a variable rates of interest, including our line of credit and debt related to interest rate swap agreements.

Forward-Looking Statements

Statements contained in this Form 10-K which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause our actual future results, achievements or transactions to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the SEC. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements as the same may be supplemented from time to time. Such factors include, among others:

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

Our Directors

The current members of our Board of Directors are as follows:

•	Thomas A. Carr, 46, has been our Chairman of the Board of Directors since May 2000 and a director since 1993 and Chief Executive Officer since 1997. Mr. Carr was our President from 1993 until March 2002, our Chief Operating Officer from April 1995 to May 1997 and our Chief Financial Officer from February 1993 to April 1995. Mr. Carr holds a Master of Business Administration degree from Harvard Business School and a Bachelor of Arts degree from Brown University. Mr. Carr is a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Real Estate Round Table, the Young Presidents Organization and Federal City Council. He is a member of the Board of Directors of The Oliver Carr Company. Mr. Carr is the brother of Robert O. Carr. Mr. Carr is chairman of the Executive Committee and a member of the Investment Committee of the Board of Directors. In addition, Mr. Carr is a member of management’s Operating and Investment Committees.

•	Joan Carter, 61, has been a director since July 2003. Ms. Carter is co-founder and President of UM Holdings Ltd. (“UM”) since 1973. UM owns and operates several private companies, one of which Ms. Carter serves as CEO - PetroChem Inspection Services, a provider of outsourced safety inspection to the petrochemical industry. UM is a major shareholder in Cybex International (AMEX: CYB), a manufacturer of fitness equipment. Ms. Carter serves as Vice Chairman of the Cybex Board of Directors. She also serves on the Board of Trustees of the Penn Mutual Life Insurance Company and is former Chairman of the Board of Directors of the Federal Reserve Bank of Philadelphia. A graduate of the College of Wooster, she currently serves on that school’s Board of Trustees and is a Trustee for Lourdes Medical Center in Camden, New Jersey. Ms. Carter serves on the Audit Committee, Conflicts Committee and Executive Compensation Committee of the Board of Directors.

•	Andrew F. Brimmer, 78, has been a director since February 1993. He has been President of Brimmer & Company, Inc., an economic and financial consulting firm, since 1976. Dr. Brimmer is the Wilmer D. Barrett Professor of Economics at the University of Massachusetts, Amherst. He also serves as a director of BlackRock

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

•	Philip L. Hawkins, 49, has been a director since March 2002. Mr. Hawkins has been President since March 2002 and Chief Operating Officer since October 1998. From February 1996 to October 1998, Mr. Hawkins served as Managing Director - Asset Management. Prior to that time Mr. Hawkins was employed by Jones Lang LaSalle, a real estate services company, since 1982. Mr. Hawkins is a director of SBA Communications Corporation, a publicly traded wireless tower owner and operator. He holds a Masters in Business Administration from the University of Chicago Graduate School of Business and a Bachelor of Arts degree from Hamilton College. Mr. Hawkins is a member of the Investment Committee of the Board of Directors. In addition, Mr. Hawkins is a member of management’s Operating and Investment Committees.

•	Timothy Howard, 56, has been a director since August 1998. Mr. Howard was Chief Financial Officer of Fannie Mae from January 1990 to December 2004. From January 1990 to April 2003 he served as Fannie Mae’s Executive Vice President and Chief Financial Officer. He was named Vice Chairman and served on Fannie Mae’s Board of Directors from May 2003 to December 2004. Mr. Howard received a Masters degree in economics and Bachelors in economics, magna cum laude, from the University of California, Los Angeles. Mr. Howard chairs the Executive Compensation Committee and is a member of the Audit Committee, the Executive Committee and the Conflicts Committee of the Board of Directors.

•	Robert E. Torray, 67, has been a director since February 2002. Mr. Torray is the founder and has been Chairman of Robert E. Torray & Co., Inc., an institutional investment firm, since 1972. Mr. Torray is also the founder and President of Torray Corporation, a mutual fund manager, and is founder and Chairman of Birmingham Capital Management Company, an investment management company. Mr. Torray received his Bachelor of Arts from Duke University. Mr. Torray is chairman of the Conflicts Committee and a member of the Nominating and Corporate Governance Committee, the Investment Committee and the Executive Compensation Committee of the Board of Directors.

•	Wesley S. Williams, Jr., 62, has been a director since February 1993. Since 1998, Mr. Williams has been Co-Chairman of the Board of Directors of Lockhart Companies, Inc. and of its real estate, insurance, and consumer finance subsidiaries, and since 2004 has also been President of Lockhart Companies. From 1975 through 2004, Mr. Williams was a partner in the law firm of Covington & Burling. After serving as a junior member of the Faculty of Law of Columbia University, Mr. Williams was adjunct professor of real estate finance law at Georgetown University Law Center from 1971 to 1973. In addition, he is an author or contributing author of several texts on banking law and on real estate investment and finance, and served for more than a decade on the Editorial Advisory Board of the District of Columbia Real Estate Reporter. Mr. Williams was also Chairman of the Board of Directors of the Federal Reserve Bank of Richmond from 2003 through 2004 and was deputy chairman of the Federal Reserve Bank of Richmond from 2001 through 2002. Mr. Williams is currently a member of the Board of Directors of The Bear Stearns Companies Inc., a publicly-traded investment banking, clearance and brokerage firm. He was also, from 2001 through early 2005, Chairman of the Executive Committee of the Board of Regents of the Smithsonian Institution. Mr. Williams received Bachelor of Arts and J.D. degrees from Harvard University, a Masters of Arts degree from the Fletcher School of Law and Diplomacy and an LL.M. degree from Columbia University. Mr. Williams is chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee, Executive Committee and the Conflicts Committee of the Board of Directors.

Our Executive Officers and Certain Key Employees

Our executive officers and key employees (including employees of CarrAmerica Development, Inc. and other affiliates) are as follows:

•	Karen B. Dorigan, 40, has been Chief Investment Officer since November 2000. Prior to that time, she was Managing Director – Capital Markets and Investments since April 1999. Prior to that time, Ms. Dorigan served

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

•	Linda A. Madrid, 45, has been Managing Director, General Counsel and Corporate Secretary since November 1998. Prior to that time Ms. Madrid served as Senior Vice President and General Counsel since March 1998. Prior to that time, Ms. Madrid had been Senior Vice President, Managing Director of Legal Affairs and Corporate Secretary of Riggs National Corporation/Riggs Bank N.A. since February 1996 and Vice President and Litigation Manager from September 1993 to January 1996. Before joining Riggs, Ms. Madrid practiced law in several law firms in Washington, D.C. and served as Assistant General Counsel for Amtrak. Ms. Madrid is a member of the Executive Committee of the American Corporate Counsel Association. Ms. Madrid holds a J.D. from Georgetown University Law Center and a Bachelor of Arts degree from Arizona State University. Ms. Madrid is a member of management’s Operating Committee.

•	Stephen E. Riffee, 47, has been Chief Financial Officer since April 1, 2002. Prior to that time, he served as Senior Vice President, Controller and Treasurer since July 1999. Prior to that time, Mr. Riffee served as Vice President Finance and Chief Accounting Officer of Marriott International, Inc. for three years. Prior to joining Marriott International, Inc., Mr. Riffee served as Assistant Vice President at Burlington Northern Railroad after having previously worked in the National Transportation Practice of KPMG Peat Marwick. Mr. Riffee holds a Bachelor of Science in Commerce degree from the McIntire School of Commerce of the University of Virginia. Mr. Riffee is a member of management’s Operating and Investment Committees.

•	Steven N. Bralower, 56, has been Executive Vice President of Carr Real Estate Services Inc., an affiliate that conducts management and leasing operations, since January 1999, and Senior Vice President of Carr Realty, L.P., a subsidiary, since May 1996. Mr. Bralower was Senior Vice President of Carr Real Estate Services Inc. from 1993 to May 1996. Mr. Bralower is a member of the Greater Washington Commercial Association of Realtors. Mr. Bralower has been a member of the Georgetown University Law Center adjunct faculty since 1987. Mr. Bralower holds a Bachelor of Arts degree from Kenyon College.

•	Robert O. Carr, 55, has been President of CarrAmerica Urban Development, LLC, a subsidiary of CarrAmerica Development Inc. since June 1998, and Chairman of the Board of Directors of Carr Real Estate Services Inc., since February 1993. Mr. Carr served as President of Carr Real Estate Services Inc. from 1993 to 1998. Mr. Carr is a director of The Oliver Carr Company. From 1987 until February 1993, he served as President and Chief Executive Officer of The Oliver Carr Company. Mr. Carr is a member of the Boards of Directors of the Greater Washington Research Center, the Corcoran School of Art and the National Cathedral School for Girls. Mr. Carr is also a member of the Greater Washington Board of Trade, the Urban Land Institute and the D.C. Chamber of Commerce. Mr. Carr holds a Bachelor of Arts degree from Trinity College. Mr. Carr is the brother of Thomas A. Carr.

•	Clete Casper, 45, has been Market Managing Director – Seattle since July 1999. Prior to that time Mr. Casper served as the Company’s Vice President, Market Managing Director for Seattle since July 1996. Mr. Casper has over 10 years of experience in real estate and marketing. Mr. Casper’s most recent experience includes one year as a Senior Associate with CB Commercial Real Estate Group Inc., Seattle, Washington. Prior to that, Mr. Casper was with Sabey Corporation in Seattle, Washington, serving as Development Manager for four years and as a Marketing Associate for five years. Mr. Casper is a graduate of Washington State University. Mr. Casper is a member of management’s Operating and Investment Committees.

•	John J. Donovan, Jr., 61, has been a Market Managing Director since July 1999 and was President of Carr Real Estate Services, Inc., from 1999 to 2002. Prior to that time, Mr. Donovan served as Senior Vice President of Carr Real Estate Services, Inc. from 1993 to 1998. He is a member of the Advisory Board for Jubilee Enterprise of Greater Washington, the Economic Club of Washington, the Greater Washington Board of Trade and the Greater Washington Commercial Association of Realtors. Mr. Donovan holds a Bachelor of Arts degree from Georgetown University. Mr. Donovan is a member of management’s Operating Committee.

•	Richard W. Greninger, 52, has been Managing Director – Property Operations since May 1999. Prior to that time Mr. Greninger served as Senior Vice President—Operations since January 1998. Prior to that, Mr.

Greninger had been the Senior Vice President of Carr Real Estate Services Inc., since March 1995. Prior to that time, he had been Vice President of Carr Real Estate Services Inc. since February 1993. During 1994, Mr. Greninger served as President of the Greater Washington Apartment and Office Building Association. Mr. Greninger has served as a director of both the Institute of Real Estate Management and the Building Owners and Managers Association and a former Chairman of its National Advisory Council. Mr. Greninger holds a Masters in Business Administration from the University of Cincinnati and a Bachelor of Science degree from Ohio State University. Mr. Greninger is a member of management’s Operating Committee.

•	Kurt A. Heister, 35, has been Senior Vice President, Controller and Treasurer since November 2004. Prior to that Mr. Heister was Senior Vice President since August 2003 and Controller since joining the Company in August 2002. Prior to joining the Company, he worked for Arthur Andersen LLP for eleven years, most recently as a Senior Manager in their Real Estate and Hospitality practice. Mr. Heister holds a Bachelor of Science degree in Accounting from Pennsylvania State University and is a Certified Public Accountant. Mr. Heister is a member of management’s Operating Committee.

•	Thomas Levy, 40, has been Senior Vice President – Investments since April 2001. He joined CarrAmerica in 1996 as Associate Due Diligence Officer after which he was promoted to Investments Director. He was promoted to Vice President of Special Projects in April 1999 and then promoted to Vice President – Investments in April 2000. Prior to joining CarrAmerica, Mr. Levy was an Associate in the Investment Advisory Group at J.E. Roberts Companies for five years. Before joining J.E. Roberts, Mr. Levy was a Senior Consultant with Arthur Andersen & Company. He holds a Master of Business Administration degree from American University and a Bachelor of Arts degree in Economics from the University of Wisconsin. Mr. Levy is a member of management’s Operating Committee.

•	Malcolm O’Donnell, 51, joined us as Vice President and Managing Director for our Southern California region in October 2000. He was previously employed as Principal of Alpine Holding and Keller Equity Group, Inc. overseeing development projects. From March 1997 to December 1997, Mr. O’Donnell was Vice President of Acquisitions for Beacon Properties. Mr. O’Donnell holds a Bachelor of Science degree from the University of Southern California. He is a member of management’s Operating Committee.

•	Gerald J. O’Malley, 61, has been Market Managing Director – Chicago since July 1999. Prior to that time Mr. O’Malley served as Vice President, Market Managing Director for Chicago since July 1996. Mr. O’Malley has over 32 years of experience in real estate marketing. Mr. O’Malley’s most recent experience includes 10 years as founder and President of G. J. O’Malley & Company, a real estate office leasing company. Mr. O’Malley holds a Bachelor of Business Administration degree from Loyola University. Mr. O’Malley is a member of management’s Operating Committee.

•	Jeffrey S. Pace, 42, has been Market Managing Director – Austin since July 1999 and Denver and Salt Lake City since October 2004. Prior to that time Mr. Pace served as Vice President, Market Managing Director for Austin, Texas since May 1997. Mr. Pace has over 14 years of experience in real estate marketing. Mr. Pace’s most recent experience was with Trammell Crow Company, where he served as Marketing Director. Prior to that time, Mr. Pace held the position of Marketing Representative in the Dallas and Austin markets for Carlisle Property Company, Stockton, Luedmann, French & West and Trammell Crow Company from 1985 to 1997. Mr. Pace holds a Masters of Business Administration degree from the University of Texas at Arlington and a Bachelor of Science degree from the University of Texas at Austin. Mr. Pace is a member of management’s Operating Committee.

•	Christopher Peatross, 39, joined us as Market Managing Director - San Francisco in May 2002. Before joining us, Mr. Peatross served as Senior Vice President for DivcoWest Properties. Before DivcoWest, Mr. Peatross was with Catellus Development Corporation for three years, Hunter Properties for two years and Spieker Properties for six years. Mr. Peatross holds a Bachelor of Science Degree in Quantitative Economics from Stanford University.

•	Darryl Simon, 48, joined us as Senior Vice President of Human Resources & Risk Management in June 2003. Prior to that time, Mr. Simon was Principal of Darryl A. Simon & Associates, LLC, an executive and organizational development consulting firm. Prior to his consulting firm, Mr. Simon held positions as Vice President, Human Resources for USEC, Inc., Vice President, Human Resources Planning and Leadership and Organizational Development for Manor Care Health Services, Inc., and directed human resources programs for

MICROS Systems, Inc. Mr. Simon holds a Master of Science degree in Applied Behavorial Science and Organizational Development from Johns Hopkins University and a Bachelor of Science degree in Psychology and Communications from John Carroll University. He also holds a certification as a Senior Professional in Human Resources (SPHR). Mr. Simon is a member of management’s Operating Committee.

•	William L. Simpson II, 52, has been Chief Information Officer since August 2003. Mr. Simpson joined us in 2001 as a Vice President within the Information Technology department. Prior to that, he worked for KPMG LLP’s Systems Integration consulting practice. Mr. Simpson has nearly 29 years of experience in information technology and finance across a broad range of industries in both the public and private sectors. He holds Bachelor and Master of Business Administration degrees from Stetson University. Mr. Simpson is a member of management’s Operating Committee and chairs the Technology Investment Committee.

•	William H. Vanderstraaten, 44, has been Market Managing Director – Dallas since July 1999. Prior to that time Mr. Vanderstraaten served as Vice President, Market Managing Director for Dallas since April 1997. Mr. Vanderstraaten has over 17 years of experience in real estate development and leasing fields. Mr. Vanderstraaten’s most recent experience prior to working for the Company includes eight years as Vice President—New Development for Harwood Pacific Corporation in Dallas, Texas, where his primary responsibilities were directing large scale development projects and coordinating leasing efforts for portfolios. Mr. Vanderstraaten holds a Bachelor of Science degree in Business Administration from Southern Methodist University. Mr. Vanderstraaten is a member of management’s Operating and Investment Committees.

•	Stephen Walsh, 47, has been Senior Vice President of Capital Markets since April 2001. Prior to this appointment, Mr. Walsh served as Acting Manager for Capital Markets. Before joining CarrAmerica, Mr. Walsh was Vice President, Investor Relations for the Mills Corporation. Additionally, he served as Vice President in the Structured Debt Group at Bank of America, N.A. Mr. Walsh received his Master of Business Administration degree from George Washington University and his Bachelor’s degree from the State University of New York. Mr. Walsh is a member of management’s Operating and Investment Committees.

•	Karen L. Widmayer, 46, has served as Senior Vice President of Corporate Communications since August 1999. Prior to that time Ms. Widmayer served as Vice President of Corporate Communications since 1997. Ms. Widmayer is an 18-year veteran of CarrAmerica and our predecessor company. Ms. Widmayer is responsible for our strategic marketing and branding, including media relations, advertising, community relations, employee communications, corporate and project marketing as well as our web site and intranet site. Ms. Widmayer performed Masters work in Economics at the University of Tennessee. Ms. Widmayer holds a Bachelor of Arts degree in Business Management from Virginia Intermont College. Ms. Widmayer is a member of management’s Operating Committee.

•	James S. Williams, 48, has been a Managing Director since April 1999 and President of CarrAmerica Development Inc. since May 1999. Prior to that time Mr. Williams was Senior Vice President of CarrAmerica Development Inc. since October 1996. Mr. Williams rejoined us after two years as Vice President of Operations of Chadwick International. Prior to that, from 1983 to 1994, he served in a variety of capacities for The Oliver Carr Company including Senior Vice President of Development. Mr. Williams is a guest lecturer at George Washington University. He holds a Bachelor of Science degree in Business Administration from West Virginia University. Mr. Williams is a member of the Board of Directors and a member of the Executive Committee of the District of Columbia Building Industry Association. He is a member of the Investment Committee of CarrAmerica Development, Inc. and a member of management’s Investment and Operating Committees.

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

Further declines in overall economic activity, particularly in our Northern California, Washington, DC Metro Area, Southern California and Seattle core markets, could adversely affect our operating results

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted.

Rental rates on space that was re-leased in 2004 decreased an average of 14.4% in comparison to rates that were in effect under expiring leases. While market rental rates have stabilized in our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2005 will be, on average, approximately 8%-12% lower than straight-lined rents on expiring leases. We have 1.6 million square feet of space on which leases are currently scheduled to expire in 2005.

We are particularly subject to the economic risks in our Northern California, Washington, DC Metro Area, Southern California and Seattle core markets. These markets represented approximately 34.3%, 29.6%, 15.0% and 5.2%, respectively, of our property operating income in 2004. A downturn in the economies of these markets, or the impact of a continued national economic downturn on these markets, could result in reduced demand for office space and decreasing rental rates.

One of the factors contributing to the decline in occupancy for our office properties was the increased level of early lease terminations. Future rental income may be affected by future lease terminations as we are unlikely to be able to collect upon termination the full contracted amount payable under the leases as well as the additional cost of re-leasing the space.

Further decreases in occupancy rates and/or further declines in rental rates, particularly in our Northern California, Washington, DC Metro Area, Southern California and Seattle core markets, may adversely affect our revenues and results of operations in subsequent periods, which could have a material adverse effect on our liquidity and financial condition, our ability to make distributions to our securityholders and result in a decline in the market value of our securities.

We may be unable to renew leases or relet space on similar terms, or at all, as leases expire or are terminated, or may expend significant capital in our efforts to relet space

From 2005 through 2009, leases on our office properties will expire on a total of approximately 62.6% of our rentable square feet at our currently stabilized properties, with leases on over 8.3% of our rentable square feet expiring in each of those years. We may not be able to renew leases with our existing tenants or we may be unable to relet space to new tenants if our current tenants do not renew their leases or terminate their leases early. Even if our tenants renew their leases or we are able to relet the space, the terms and other costs of renewal or reletting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, declining rental rates and other potential concessions may be less favorable or more costly than the terms of our current leases or than we anticipate and could require the expenditure of significant amounts of capital. If we are unable to renew leases or relet space in a reasonable time, or if rental rates decline or tenant improvement, leasing commissions and other costs increase, it could have a material adverse effect on our results of operations, liquidity and financial condition and result in a decline in the value of our securities.

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

Competition for acquisitions or an oversupply of properties for sale could adversely affect us

Generally, other major real estate investors with significant capital compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition has caused and may continue to cause increased prices for office properties. We also face competition with other property owners in our efforts to dispose of assets, which may result in lower sales prices. This increase in competition for acquisitions over the last several years has caused a significant increase in prices for Class A office buildings in our markets. As a result we may be unable to acquire office properties which are accretive to our earnings. A continuation of an increase in prices for acquired office properties at current levels or decrease in prices for properties to be sold by us could impair our growth prospects or reduce our available capital, either of which could have an adverse effect on our liquidity and financial condition, which could result in a decline in the value of our securities.

We may not be able to sell properties when appropriate or on attractive terms

Real estate investments generally cannot be sold quickly. In addition, there are limitations under the federal income tax laws applicable to REITs and agreements that we have entered into in connection with the acquisition of some of our properties that may limit our ability to sell our assets. In addition, we are subject to income taxes on the sale of any properties owned by any of our taxable REIT subsidiaries. Our inability to sell our properties in the time frame expected or at attractive prices could limit our ability to make acquisitions or other capital expenditures necessary to upgrade our portfolio or to recycle our capital to more productive markets, which could have an adverse effect on our liquidity and financial condition and our ability to service debt and make distributions to our securityholders, which could result in a decline in the value of our securities.

Our use of debt subjects us to various financing risks

We regularly borrow money to finance our operations, particularly the acquisition and development of properties. We generally incur unsecured debt, although in some cases we will incur mortgage debt that is secured by one or more of our office buildings. In the future, our financial condition could be materially and adversely affected by our use of debt financing, in part due to the following risks:

•	No Limitation on Debt Incurrence. Our organizational documents do not limit the amount of debt we can incur. Our leverage could have important consequences to our securityholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally. In addition, as a result of the financial and operating covenants described below, our leverage could reduce our flexibility in conducting our business and planning for, or reacting to, changes in our business and in the real estate industry. Any such reduction in our ability to obtain additional financing or our flexibility to conduct our business could adversely affect our financial condition and results of operations. This could result in a decline in the market value of our securities.

•	Possible Inability to Meet Scheduled Debt Payments; Potential Foreclosure. If our properties do not perform as expected, the cash flow from our properties may not be enough to make required principal and interest payments. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment.

•	Inability to Refinance Debt. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We generally expect to refinance that debt when it matures, although in some cases we may pay off the loan. If principal amounts due at maturity cannot be refinanced as a result of general economic downturns, if our credit rating is downgraded, if our properties do not perform as expected, or otherwise, or extended or paid with proceeds of other capital transactions, such as property sales or new equity capital, our cash flow could be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense which could adversely affect our results of operations, liquidity, financial condition, ability to service debt and make distributions to our securityholders.

•	Financial Covenants Could Adversely Affect Our Financial Condition. Our credit facilities and the indentures under which our senior unsecured indebtedness are issued contain financial and operating covenants, including coverage ratios and other limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. Failure to meet our financial covenants could result from, among other things, changes in our results of operations or general economic changes. These covenants may restrict our ability to engage in transactions that would otherwise be in our best interests. Failure to comply with any of the covenants under our unsecured credit facility or other debt instruments could result in a default under one or more of our debt instruments. This could cause our lenders to accelerate the timing of payments and would therefore have a material adverse effect on our business, operations, financial condition or liquidity.

As of December 31, 2004, we are in compliance with all debt covenants, however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the covenants. Our maximum ratio of total debt to tangible fair market value of our assets cannot exceed 55%. As of December 31, 2004, our total debt to tangible fair market value was 53.2% and could restrict our ability to draw the full amount available to us under our credit facility or to incur significant other debt. If our total debt ratio increases further, it could impact our business and operations, including limiting our ability to incur additional unsecured debt, including drawing on our unsecured line of credit which is our primary source of liquidity, or to invest in properties.

•	Variable Interest Rates Could Increase the Cost of Borrowing. As of December 31, 2004, approximately 29.2% of our total financing was subject to variable interest rates, including our line of credit and debt related to interest rate swap agreements excluding the impact of interest rate cap agreements. Because we have not hedged significantly against interest fluctuations, significant increases in interest rates could dramatically increase our costs of borrowing. Additionally, interest rates on certain types of our debt are based on the credit rating of our debt by independent agencies, and would be substantially increased in the event that the credit ratings are downgraded.

•	Derivatives. We may use derivative financial instruments at times to limit market risk only for hedging purposes, not for speculation or trading purposes. Interest rate protection agreements may be used to convert variable rate debt to a fixed rate basis, to convert fixed rate debt to a variable rate basis or to hedge anticipated financing transactions. However, these arrangements may expose us to additional risks. Although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them. Any failure by us to effectively manage our exposure to interest rate risk through hedging agreements or otherwise, and any costs associated with hedging arrangements, could adversely affect our results of operations or financial condition. This could cause the market value of our securities to decline.

•	We may need to borrow funds in order to pay distributions necessary to maintain our REIT status. In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income, excluding capital gains. In order to eliminate federal income tax, we must distribute 100% of our net taxable income, including capital gains. We may need to incur debt to fund required distributions if our cash flows from operations are insufficient to make such distributions, as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or as a result of the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Any such incurrence, particularly during unfavorable market conditions, could adversely affect our results of operations or financial condition. As a result, the market value of our securities could decline.

An earthquake or terrorist act could adversely affect our business

Over 55.4% of our property operating income in 2004 was generated by properties located in California, Oregon and the State of Washington, which are high risk geographical areas for earthquakes. In addition, a significant portion of our properties is located in Washington, DC and other major urban areas which could be the targets of future terrorist acts. Depending upon its magnitude, an earthquake or terrorist act could severely damage one or more of our properties or otherwise cause a loss of tenants or other economic downturn in the market in which the event occurs, which could adversely affect our business. Although we maintain earthquake and terrorism insurance for our properties and the resulting business interruption, any earthquake or terrorist attack, whether or not insured, could have a material adverse effect on our results of operations, liquidity and financial condition, and result in a decline in the value of our securities.

Our insurance may not be adequate to cover losses, including those that result from earthquakes or terrorist acts

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain appropriate coverage at a reasonable cost in the future. Our insurance costs have fluctuated significantly in recent years, increasing significantly in mid-2002, while decreasing in connection with our 2004-2005 renewal.

In May 2004, we formed a wholly-owned captive insurance company which provides $490 million in coverage against losses due solely to biological, chemical or radioactive contamination arising out of a certified terrorist act. In the event of a covered loss, we expect our captive insurance company to recover 90% of its losses, less certain deductibles, from the United States government, but it has not reinsured its remaining exposure and may have insufficient capital to fully pay our claim.

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

Increases in taxes and regulatory compliance costs, including compliance with the Americans with Disabilities Act, may adversely affect our results of operations

We may not be able to pass all real estate tax increases through to our tenants. Therefore, any tax increases may adversely affect our results of operations. Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Some trade associations, such as the Building Owners and Managers Association and the National Fire Protection Association (NFPA), publish standards that are adopted by government authorities. These include standards relating to life, safety and fire protection systems published by the NFPA. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. In addition, we cannot provide any assurance that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us and could have an adverse effect on our results of operations.

Under the Americans with Disabilities Act of 1990 (ADA) and various state and local laws, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the imposition of fines by government authorities or in the award to private litigants of damages against us.

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

Our wholly-owned subsidiary, CarrAmerica Realty Operating Partnership, L.P. intends to qualify as a partnership, but cannot guarantee that it will qualify

CarrAmerica Realty Operating Partnership, L.P. intends to qualify as a partnership for federal income tax purposes at such time, if any, that it admits limited partners other than ourselves. If classified as a partnership, it generally will not be a taxable entity and will not incur federal income tax liability. However, it would be treated as a corporation for federal income tax purposes if it were a “publicly traded partnership,” unless at least 90% of its income were qualifying income as defined in the tax code. A “publicly traded partnership” is a partnership whose partnership interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). Although its partnership units will not be traded on an established securities market, because of the redemption right, its units held by limited partners could be viewed as readily tradable on a secondary market (or the substantial equivalent thereof), and there could be no assurance that it would qualify for one of the “safe harbors” under the applicable tax regulations. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. We cannot guarantee that the partnership would meet this qualifying income test. If it were to be taxed as a corporation, it would incur substantial tax liabilities. We would then fail to qualify as a REIT for tax purposes, unless we qualified for relief under certain statutory savings provisions, and our ability to raise additional capital would be impaired.

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

If we fail to qualify as a REIT for federal income tax purposes and do not meet the requirements necessary to avail ourselves of certain statutory relief provisions, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under such statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes. This likely would have a significant adverse effect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

Even if we qualify as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we undertake sales of assets that become inconsistent with our long term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. In addition, any net taxable income earned directly by some of our affiliates, including Carr Real Estate Services Inc. and CarrAmerica Development Inc., is subject to federal and state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable

REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by the taxable REIT subsidiaries if the economic arrangements between the REIT, the REIT’s tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Several entities in which we own interests, including Carr Real Estate Services Inc. and CarrAmerica Development Inc., have elected to be taxable REIT subsidiaries. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

Item 2. PROPERTIES

General

As of December 31, 2004, we owned interests (consisting of whole or partial ownership interests) in 251 operating office buildings located in 12 markets across the United States. As of December 31, 2004, we owned fee simple title or leasehold interests in 249 operating office buildings, controlling partial interests in two operating office buildings and non-controlling partial interests of 15% to 50% in 41 operating office buildings. Except as we disclose in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we have no immediate plans to renovate our operating properties other than for routine capital improvements.

The following table sets forth information about each operating property in which we own an interest as of December 31, 2004.

Property	# of Buildings	Net Rentable Area in Sq. Feet [1]	Percent Leased [2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Consolidated Properties

Downtown Washington, D.C.:
International Square	3	1,014,914	99.1%	$36,678	$36.47	International Monetary Fund (48%)
900 19th Street	1	101,215	100.0%	3,682	36.38	America’s Community Bankers (27%), Stone & Webster Management Co. (13%), Korn/Ferry International (12%),

2550 M Street	1	192,393	100.0%	9,405	48.88	Patton Boggs, LLP (99%)
1730 Pennsylvania Avenue	1	229,292	96.3%	8,695	39.36	Federal Deposit Insurance Corp. (47%), King & Spalding (35%)

1775 Pennsylvania Avenue[6]	1	143,857	98.6%	4,154	29.27	Citicorp Savings of Washington, D.C. (78%)
Commercial National Bank Building	1	205,869	99.2%	8,918	43.69	Skadden, Arps, Slate, Meagher (56%), ETC W/TCI, Inc. (10%)
1255 23rd Street[7]	1	306,395	96.9%	9,040	30.45	The Chronicle of Higher Education (25%), William M. Mercer, Inc. (22%), Marsh & McLennan, Inc. (14%)

1747 Pennsylvania Avenue[7]	1	151,997	100.0%	5,378	35.38	Legg Mason Wood Walker, Inc. (19%)
1717 Pennsylvania Avenue	1	184,446	100.0%	7,696	41.73	MCI Telecommunications Corp. (57%), Goodwin Proctor, LLP (12%)

Downtown Washington, D.C.	11	2,530,378	98.8%

Suburban Washington, D.C.:
Canal Center	4	497,310	88.00%	13,136	30.01	Close Up Foundation (12%)
TransPotomac V Plaza	1	97,163	100.00%	2,813	28.95	Effinity Financial Corporation (15%), Casals & Assoc., Inc. (11%), Grafik Communications, LTD. (11%), Larson & Taylor (11%), The Onyx Group (11%)

One Rock Spring Plaza[6]	1	205,721	92.40%	6,069	31.93	Sybase, Inc. (19%), Bisys Insurance Services (10%)
Sunrise Corporate Center	3	260,253	100.00%	6,570	25.24	Software AG of North America (81%)
Reston Crossing	2	327,788	100.00%	6,684	20.39	Nextel Communications, Inc. (100%)
Commonwealth Tower	1	339,599	100.00%	11,402	33.57	American Chemistry Council (43%), The Mills Corporation (23%), The Boeing Company (13%)

Suburban Washington, D.C.	12	1,727,834	95.60%

Los Angeles:
Warner Center	12	345,488	98.5%	8,605	25.29	GSA (20%)
Warner Premier	1	61,210	99.4%	1,629	26.77	Protective Life Insurance Company (34%), Charles Schwab & Co., Inc. (12%), Steven B. Simon (11%)

Westlake Spectrum	2	108,084	87.8%	2,201	23.20	Securitas Security Services (67%)
2600 W. Olive	1	145,444	36.3%	1,560	29.56	Regent Business Centers (16%), Emmis Radio, LLC (16%)

Los Angeles	16	660,226	83.1%

Orange County:
Scenic Business Park	4	139,159	81.5%	2,055	18.11	Talbert Medical Group (19%), Terayon Communications Systems (17%), So. Ca. Blood & Tissue Services (12%), Miles, Bauer, Bergstrom & Winter (11%)

Harbor Corporate Park	4	151,415	97.1%	2,697	18.35	Anzdl, Inc. (25%), Conoco Phillips Company (12%), Trizetto Group, Inc. (11%)

Von Karman	1	104,375	100.0%	2,719	26.05	Vision Solutions, Inc. (41%), Fidelity National Title Ins. (26%), Taco Bell Corporation (18%)

Pacific Corporate Plaza 1, 2 & 3	3	124,196	100.0%	2,467	19.86	Gallagher Bassett Svcs., Inc. (21%), Covenant Care California, Inc. (16%), Lan International (16%), Marie Callender Pie Shops (14%)

Alton Deere Plaza	6	182,561	89.8%	3,172	19.35	Nextlink California (18%), XO California, Inc. (12%), Tetra Tech, Inc. (11%)

South Coast Executive	2	162,504	98.5%	3,812	23.82	University of Phoenix (39%), First Team Real Estate (17%)
Bay Technology Center	2	107,481	100.0%	1,680	15.63	Finance America (65%), Stratacare, Inc. (21%)

Orange County	22	971,691	94.7%

Property	# of Buildings	Net Rentable Area in Sq. Feet [1]	Percent Leased [2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
San Diego:
Del Mar Corporate Plaza	2	123,142	58.5%	2,075	28.80	Stellcom, Inc. (29%), JMI Service, Inc. (25%)
Lightspan	1	65,112	100.0%	1,293	19.86	The Lightspan Partnership, Inc. (95%)
La Jolla Spectrum 1 & 2	2	156,653	100.0%	6,504	41.52	Torrey Mesa Research Institute (51%), The Scripps Research Institute (49%)

Palomar Oaks Technology Park	6	170,749	100.0%	2,354	13.79	Unifet, Inc. (23%), TPR Group, Inc. (13%), By Referral Only, Inc. (11%)
Town Center Technology Park IV	1	105,358	100.0%	2,181	20.70	Gateway, Inc. (100%)
Torrey Pines Research Center	1	81,816	100.0%	2,661	32.52	Metabasis Therapeutics, Inc. (100%)
Highlands Corporate Center	5	205,191	95.2%	6,373	32.61	Vycera Communications, Inc. (12%)
Town Center Technology Park	3	182,120	100.0%	3,801	20.87	Gateway, Inc. (100%)
Carroll Vista I & II	3	107,579	100.0%	2,347	21.82	Medivas, LLC (44%), Cardiodynamics International (30%), Chugai Biopharmaceutical, Inc. (26%)

Corporate Plaza II	2	116,166	76.6%	3,305	37.16	Pardee Construction Company (14%), Latham & Watkins (12%), Xifin, Inc. (12%)

San Diego	26	1,313,886	93.3%

San Francisco Bay Area:
CarrAmerica Corporate Center	7	1,004,679	86.5%	19,928	22.94	AT&T (36%), Peoplesoft, Inc. (18%), Safeway, Inc. (15%), Pacific Bell Mobile Services (14%)

Bayshore Centre 2	1	94,874	0.0%	—	—	Building is vacant
Rincon Centre	3	201,178	88.4%	3,917	23.59	Toshiba America Electronic (31%), Future Electronics Corporation (19%), Propel Software Corporation (15%), GDA Technologies, Inc. (11%)

Valley Centre II	4	212,082	89.4%	2,218	11.70	Boston Scientific (89%)
Valley Office Centre	2	68,917	90.8%	1,478	23.62	Bank of America (21%)
Valley Centre	2	102,291	0.0%	—	—	Building is vacant
Valley Business Park II	6	166,928	56.1%	1,847	19.72	No tenant occupies 10%
Rio Robles	7	368,178	100.0%	4,685	12.72	Covad Communications Company (23%), Pericom Semiconductor Corporation (21%), Tellabs San Jose, Inc. (14%), KLA Instruments Corporation (13%), On Command Video Corporation (11%)

Baytech Business Park	4	300,000	100.0%	5,402	18.01	Schlumberger Technologies, Inc. (50%), Caspian Networks (25%), Netscaler, Inc. (13%)

3571 North First Street	1	116,000	100.0%	3,343	28.82	Sun Microsystems, Inc. (100%)
Oakmead West	7	425,981	100.0%	10,783	25.31	Applied Materials, Inc. (52%), Proxim, Inc. (48%)
Clarify Corporate Center 1, 2, 3, 4	4	258,048	100.0%	7,912	30.66	Nortel Networks, Inc. (100%)
Valley Technology Center 1, 2, 3, 4, 5, 6 & 7	7	460,590	94.6%	10,568	24.25	Lattice Semiconductor Corp. (28%), TSMC North America, Inc. (24%), Navisite, Inc. (14%), OOCL (USA) Inc. (13%)

Golden Gateway Commons	3	276,708	99.9%	9,360	33.86	Sharper Image Corporation (22%), Norcal Mutual Insurance Co. (19%), ABM Industries, Inc. (13%)

Techmart Commerce Center	1	268,115	93.9%	8,250	32.76	Network Conference Co., Inc. (12%)
Fremont Technology Park 1, 2, 3	3	139,304	67.9%	1,211	12.80	Flash Electronics, Inc. (32%), Intervideo, Inc. (25%), Bandwidth Unlimited, Inc. (11%)

San Mateo Center	3	214,856	82.0%	3,804	21.59	Sorrent, Inc. (12%), ePocrates, Inc. (11%)
Mountain View Gateway Center	2	236,400	100.0%	5,850	24.75	KPMG LLP (57%), Netscape Communications Corp (43%)
Hacienda West	2	207,610	82.2%	5,080	29.77	Sun Microsystems, Inc. (13%)
Sunnyvale Technology Center	5	165,520	100.0%	2,711	16.38	Lattice Semiconductor Corp. (51%), BMC Software (25%), Intertrust Technologies Corp. (12%), Metelics Corporation (12%)

Property	# of Buildings	Net Rentable Area in Sq. Feet[1]	Percent Leased[2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Stanford Research Park[6]	2	89,595	100.0%	4,646	51.86	Merrill Lynch (56%), McKinsey & Company, Inc. (44%)
500 Forbes	1	155,685	100.0%	7,391	47.47	Cell Genesys, Inc. (100%)
Corporate Technology Centre	7	508,230	62.1%	4,697	14.89	Redback Networks Inc. (20%), Renesas Technology America, Inc. (18%), Agere Systems Inc. (14%)
Mission Towers	1	282,080	100.0%	8,194	29.05	Sun Microsystems, Inc. (61%), PMC-Sierra, Inc. (38%)

San Francisco	85	6,323,849	87.1%

Portland, OR:
Sunset Corporate Park	3	132,531	62.2%	1,029	12.47	Volkswagen of America, Inc. (34%)
Rock Creek Corp Center	3	142,662	100.0%	2,588	18.14	Corillian Corporation (86%), University of Phoenix (14%)

Portland	6	275,193	81.8%

Seattle, WA:
Redmond Hilltop B & C	2	90,880	100.0%	1,471	16.19	Concur Technologies (90%), Citrix Systems, Inc. (10%)
Canyon Park	6	316,978	100.0%	5,065	15.97	Icos Corporation (28%), Targeted Genetics Corporation (24%), Fedex (14%), Skeletech, Inc. (12%)

Willow Creek	1	96,179	100.0%	1,056	10.99	Data I/O Corporation (100%)
Willow Creek Corp. Center	6	323,980	29.0%	1,189	12.66	No tenant occupies 10%
Canyon Park Commons	3	176,846	100.0%	2,446	13.83	Washington Mutual Bank (62%), New Cingular Wireless Service (38%)

Redmond East	10	398,320	71.6%	3,721	13.05	Genetic Systems (14%), Spiration, Inc. (11%), Avaya, Inc. (10%)

Canyon Park Commons	1	95,290	100.0%	1,532	16.08	Safeco Insurance Company (100%)

Seattle	29	1,498,473	77.1%

Austin, TX:
City View Centre	3	137,185	50.2%	1,126	16.35	Oasis Design, Inc. (20%), Austin Infor Systems, Inc. (11%)
City View Centre	1	128,716	100.0%	1,652	12.83	Broadwing Telecommunications (100%)

Austin	4	265,901	74.3%

Chicago, IL:
Butterfield Road	2	367,340	69.9%	3,473	13.53	Washington Mutual Bank (17%), Hilb Rogal & Hobbs of Chicago (10%)

The Crossings	1	291,272	78.7%	3,682	16.06	Interface Software, Inc. (12%)
Parkway North I	1	249,076	22.5%	889	15.89	No tenant occupies 10%
Bannockburn	3	317,429	79.1%	3,936	15.67	IMC Global, Inc. (23%), Parexel (12%)

Chicago	7	1,225,117	64.7%

Dallas, TX:
Cedar Maple Plaza	3	113,010	88.3%	2,199	22.03	A.G. Edwards & Sons, Inc. (11%)
Quorum North	1	115,846	71.0%	1,442	17.52	Digital Matrix Systems, Inc. (20%)
Quorum Place	1	177,879	83.4%	2,276	15.34	Lockwood Greene Engineers, Inc. (12%)
Two Mission Park	1	77,353	86.8%	1,032	15.37	7-Eleven, Inc. (20%), Bland, Garvey, Eads, Medlock (18%)
5000 Quorum	1	161,664	78.4%	2,166	17.08	No tenant occupies 10%
Tollway Plaza	2	359,903	95.3%	7,665	22.35	Sun Microsystems, Inc. (27%), Americorp Relocation Mgmt. (10%)

Dallas	9	1,005,655	86.2%

Denver, CO:
Harlequin Plaza	2	324,601	83.5%	4,510	16.65	The Travelers Insurance Co. (24%), Bellco Credit Union (17%), Regis University (12%)

Quebec Court I	1	130,000	100.0%	2,015	15.50	Time Warner (100%)
Quebec Court II	1	157,294	100.0%	2,469	15.70	Tele-Communications, Inc. (100%)

Property	# of Buildings	Net Rentable Area in Sq. Feet [1]	Percent Leased [2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Quebec Centre	3	106,865	87.1%	1,591	17.10	Team Lending Comcepts, LLC (16%), Walberg, Dagner & Tucker, P.C. (13%), Eonbusiness Corporation (12%)

Dry Creek 2 & 3	2	185,957	97.9%	2,714	14.91	Allstate Insurance Company (38%), Radiology Imaging Associates (18%), Peerless Insurance Company (18%), Comcast Cable Communications (11%)

Denver	9	904,717	92.1%

Phoenix, AZ:
Qwest Communications	4	532,506	100.0%	9,924	18.64	Qwest Communications (100%)

Salt Lake City, UT:
Sorenson Research Park	6	322,534	91.9%	3,630	12.24	Convergys Customer Mgmt Group (47%), ITT Educational Services, Inc. (13%)

Wasatch Corporate Center	4	227,865	82.4%	2,809	14.96	Advanta Bank Corporation (22%), Achieveglobal, Inc. (13%), Musician’s Friend, Inc. (11%)

Creekside I & II	1	78,000	100.0%	1,150	14.75	3Com Corporation (100%)

Salt Lake City	11	628,399	89.5%

Total Consolidated Properties	251	19,863,825		421,533
Weighted Average			88.2%		24.06

Unconsolidated Properties

Washington, D.C.:
1919 Pennsylvania Avenue[8]	1	241,496	99.4%	10,118	38.53	A.C. Corporation (22%), Mortgage Bankers Assoc. (20%), Cole, Raywid & Braverman, LLP (14%), Porter Wright Morris & Arthur (12%), Jenkens & Gilchrist, P.C. (11%)

2025 M Street[8]	1	174,763	100.0%	6,127	34.19	Radio Free Asia (33%), Smith, Bucklin & Associates (26%), Akin Gump Strauss Hauer (11%)

1201 F Street[11]	1	223,441	100.0%	8,250	36.90	Cadwalader, Wickersham (21%), Charles River Assoc., Inc. (20%), Health Insurance Assoc. (18%), National Federation of Independent Business (17%)

Bond Building[9]	1	162,182	100.0%	5,425	33.45	GSA (97%)
Terrell Place[13]	1	466,667	55.2%	9,355	36.28	Venable, Baetjer & Howard, LLP (52%)

Portland, OR:
GM Call Center[10]	1	103,279	100.0%	1,256	12.16	GM Call Center (100%)

Chicago Market Office:
Parkway 3, 4, 5, 6, 9, 10[11]	6	750,922	92.7%	12,566	17.52	Fujisawa Healthcare, Inc. (27%), Citi Commerce Solutions, Inc. (16%), Shand Morahan & Co. (10%)

Dallas Market Office:
Royal Ridge Phase II, A,B11	4	504,969	99.2%	8,411	16.78	Verizon (29%), Capital One Services, Inc. (24%), American Honda Finance Corp. (13%)

Custer Court[8]	1	120,680	83.5%	1,770	17.56	Aurora Loan Services Inc. (18%), Cirro Group, Inc. (17%), Advanced Fibre Communications (16%), Beazer Homes Texas Holdings (16%), Option One Mortgage Corp. (14%)

North Dallas Town Center[12]	3	393,136	94.6%	8,632	23.20	Hewlett Packard (39%), Innovative Mgmt. Solutions, Inc. (12%)

Property	# of Buildings	Net Rentable Area in Sq. Feet [1]	Percent Leased [2]	Total Annualized GAAP Base Rent[3] (in thousands)	Average GAAP Base Rent /Leased Sq. Feet[4]	Significant Tenants[5]
Austin Market Office:
Riata Corporate[11]	8	673,916	79.2%	8,184	15.33	Janus Capital Corporation (47%), Pervasive Software, Inc. (14%)

Riata Crossing[11]	4	324,963	100.0%	2,179	6.71	Apple Computer, Inc. (85%), D.R. Horton, Inc. (15%)
300 W. 6th Street[12]	1	435,044	70.7%	6,994	21.93	Clark, Thomas & Winters, P.C. (21%), Akin, Gump, Strauss, Hauer (20%), AVP Management Services, Inc. (10%)

Denver Market Office:
Panorama I, II, III, V, VIII, X11	6	663,714	96.4%	11,589	18.10	Charles Schwab & Co., Inc. (41%), AT&T Corporation (12%), Archstone-Smith (11%)

Los Angeles Market Office:
10UCP[12]	1	771,558	90.5%	23,520	33.68	Vivendi Universal (53%), UMG Recordings, Inc. (11%)
1888 Century Park East[11]	1	480,075	67.0%	10,836	33.69	SCPIE Holdings, Inc. (20%)
Total Unconsolidated Properties	41	6,490,805		135,212
Weighted Average			87.2%		23.89
Total All Operating Properties:	292	26,354,630		$556,745
Weighted Average			88.0%		$24.01

[1]	Includes office, retail, parking space and storage.
[2]	Includes spaces for leases that have been executed and have commenced as of December 31, 2004.
[3]	Total annualized GAAP base rent equals total original base rent, including historical contractual increases and excluding (i)percentage rents, (ii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements, (iii) future contractual or contingent rent escalations and (iv) parking rents.
[4]	Calculated as total annualized base rent divided by net rentable area leased.
[5]	Includes tenants leasing 10% or more of rentable square footage (with the percentage of rentable square footage in parentheses).
[6]	We own the improvements on the property and have a leasehold interest in all the underlying land.
[7]	We hold a majority ownership interest through a joint venture.
[8]	We own 49% through a joint venture.
[9]	We own 15% through a joint venture.
[10]	We own 16% through a joint venture.
[11]	We own 35% through a joint venture.
[12]	We own 20% through a joint venture.
[13]	We own 30% through a joint venture.

Insurance

Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain appropriate coverage at a reasonable cost in the future. Our insurance costs have fluctuated significantly in recent years, increasing significantly in mid-2002, while decreasing in connection with our 2004-2005 renewal.

In 2002, the Terrorism Risk Insurance Act of 2002 (“TRIA”), was enacted and mandated that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the United States government as foreign terrorist acts. Under TRIA, the United States government will reimburse insurance carriers, subject to certain deductibles, for up to 90% of any claims from such certified terrorist acts, subject to an overall cap. TRIA permits insurance carriers to exclude losses due to biological, chemical or radioactive contamination.

In May 2004, we formed a wholly-owned captive insurance company which provides $490 million in coverage against losses due solely to biological, chemical or radioactive contamination arising out of a certified terrorist act. In the event of a covered loss, we expect our captive insurance company to recover 90% of its losses, less certain deductibles, from the United States government, but it has not reinsured its remaining exposure and may have insufficient capital to fully pay our claim.

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

Occupancy, Average Rentals and Lease Expirations

As of December 31, 2004, 88.2% of our aggregate net rentable square footage in 251 consolidated stabilized office buildings was leased. The following table summarizes percent leased and average annualized rent per leased square foot (excluding storage space) for the past five years for the stabilized consolidated operating properties:

December 31,	Percent Leased at Year End	Average Annualized Rent/Leased Sq. Ft.[1]	Number of Consolidated Properties
2004	88.2%	$27.24	251
2003	87.8%	26.31	259
2002	92.3%	25.91	260
2001	95.3%	25.02	254
2000	97.4%	23.77	252

[1]	Calculated as total annualized building operating revenue, including tenant reimbursements for operating expenses and excluding parking and storage revenue, divided by the total square feet, excluding storage, in buildings under lease at year end.

The following table is a schedule of our lease expirations for leases in place as of December 31, 2004 for the 251 consolidated operating office buildings, assuming no tenants exercise renewal options:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)	Annual Base Rent Under Expiring Leases (000’s)	Percent of Total Annual Base Rent Represented by Expiring Leases
2005	1,646,396	$33,226	7.9%
2006	2,981,490	73,970	17.5%
2007	2,555,108	59,605	14.1%
2008	2,555,509	54,475	12.9%
2009	2,693,784	52,130	12.3%
2010	1,302,752	31,074	7.4%
2011	684,362	17,044	4.0%
2012	876,407	21,973	5.2%
2013	636,881	15,933	3.8%
2014	294,233	7,267	1.7%
2015 and thereafter	1,297,459	55,473	13.1%

Mortgage Financing

As of December 31, 2004, some of our consolidated operating properties were subject to fixed rate mortgage indebtedness. The total of these mortgages was $262.9 million secured by seven of our operating office buildings. Our fixed rate mortgage debt as of December 31, 2004 bore an effective weighted average interest rate of 7.94% and had a weighted average maturity of 4.24 years. The following table details information regarding the mortgage indebtedness for the consolidated operating properties as of December 31, 2004.

Property	Interest Rate	Principal Balance (000’s)	Maturity Date	Annual Debt Service (000’s)	Estimated Balance Due at Maturity (000’s)
2600 West Olive	6.75%	$18,092	2/1/2009	$1,524	$16,739
Palomar Oaks	8.85%	9,048	4/1/2009	1,025	7,925
1255 23rd St	8.12%	36,292	4/1/2009	3,584	33,062
1730 Penn/International Square	8.12%	174,067	4/1/2009	17,190	158,571
South Coast	7.13%	14,114	6/10/2009	1,287	12,660
1775 Penn	7.63%	11,317	9/1/2009	1,020	10,463

Total	7.94%	$262,930		$25,630

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

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Oliver T. Carr, Jr. (who retired from our Board of Directors as of April 29, 2004), Thomas A. Carr and Philip L. Hawkins, who currently serve as directors and executive officers of us, with respect to any losses incurred by them arising out of the above litigation (as well as related litigation that was resolved in our favor in the second quarter of 2003), if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global indicated that it did not intend to satisfy its indemnity obligation to these directors. As a result, we have paid the costs incurred by these directors in connection with the above litigation. We have paid approximately $846,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors for this suit and the related litigation that was resolved in our favor in the second quarter of 2003. The directors of HQ Global involved in the Delaware litigation filed a proof of claim in the company’s bankruptcy proceedings for their legal fees. A settlement of this claim was reached on June 25, 2004. In pertinent part, pursuant to the terms of the settlement agreement, the parties: (i) executed a mutual release of claims; (ii) agreed that the directors will be deemed to hold collectively a single allowed unsecured non-priority claim in the amount of $300,000 against the estate of HQ Global; and (iii) preserved the rights of the directors to pursue claims, if any, they may have against HQ Global’s insurance carriers which have denied coverage for the claims in the Delaware litigation. This settlement has been approved by the bankruptcy court. We do not expect to receive any material proceeds as a result of the directors’ settlement of their proof of claim.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “CRE.” As of December 31, 2004, there were 386 stockholders of record. The following table sets forth the high and low sale prices of our common stock as reported on the NYSE Composite Tape, and the dividends paid per share of common stock for each quarterly period for the past two years.

2004	1Q	2Q	3Q	4Q	Full Year
High	$34.00	34.25	34.34	34.07	34.34

Low	29.17	26.63	29.81	31.40	26.63

Dividend	0.50	0.50	0.50	0.50	2.00

2003	1Q	2Q	3Q	4Q	Full Year
High	$25.60	28.76	30.00	31.62	31.62

Low	23.25	25.23	27.40	28.31	23.25

Dividend	0.50	0.50	0.50	0.50	2.00

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

The following table sets forth the approximate taxability of common stock distributions paid in 2004, 2003, and 2002:

	2004	2003	2002
Ordinary income	76%	79%	100%
Non-taxable distribution	24%	21%	—

Cash flows from operations are an important factor in our ability to sustain our dividend at its current rate. Cash flows from operations increased slightly from $173.5 million in 2003 to $174.2 million in 2004. We expect our cash flows from operations to be lower in 2005 than 2004 and tenant improvements are expected to remain at elevated levels as a result of factors mentioned in the introduction to our Management’s Discussion and Analysis, including but not limited to, lower expected lease termination fees, continued declines in rental rates compared to the rates on expiring leases and costs associated with a new lease in Washington, D.C. for approximately 394,000 rentable square feet. This lease requires the space to be taken out of service for a period of two to four months for remodeling for the new tenant, includes eight months of abated rent and requires significant capital investment in tenant improvements and lease commissions. We expect that these factors will negatively impact our cash flow from operations and our ability to cover our current common stock dividend payment level using cash flows from operations. We currently expect to maintain our common stock dividend rate of $0.50 per quarter in 2005. As a result, we may need to borrow under our line of credit or sell assets in order to maintain our common stock dividend at the current rate. There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, or at all, that we will not later reduce our common stock dividend below the current rate. We generally are restricted from paying dividends that would exceed 90% of our funds from operations during any four-quarter period.

See Item 12 of this Annual Report on Form 10-K, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for certain information regarding our equity compensation plans.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information. The financial and operating data have been derived from our consolidated financial statements for each of the periods presented.

The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	Year Ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000
Operating Data:
Rental revenue	$468,993	$461,190	$462,530	$453,304	$482,612
Real estate service revenue	23,328	24,337	24,538	31,037	26,172
Income from continuing operations	69,146	54,236	72,811	55,358	125,557
Income and gain from discontinued operations[1]	24,441	18,701	36,494	21,703	53,910
Net income	93,587	72,937	109,305	79,061	179,467
Dividends paid to common stockholders	108,272	104,293	105,929	114,106	123,245

Share and Per Share Data:
Basic net income from continuing operations[2]	0.99	0.53	0.72	0.34	1.37
Diluted net income from continuing operations[2]	0.98	0.53	0.71	0.33	1.33
Diluted net income from discontinued operations	0.45	0.36	0.68	0.39	0.80
Dividends paid to common shareholders	2.00	2.00	2.00	1.85	1.85
Weighted average shares outstanding - basic	53,903	51,913	52,817	61,010	66,221
Weighted average shares outstanding - diluted	54,414	52,573	53,727	62,442	67,649

	As of or for the Year Ended December 31,
(In thousands)	2004	2003	2002	2001	2000
Balance Sheet Data:
Real estate, before accumulated depreciation	$3,338,554	$3,134,072	$3,043,887	$2,920,519	$2,878,713
Total assets	3,081,192	2,836,018	2,817,920	2,778,543	3,072,841
Mortgages and notes payable	1,941,130	1,727,648	1,603,949	1,399,230	1,204,007
Minority interest	65,378	70,456	76,222	83,393	89,687
Total stockholders’ equity	926,971	907,571	997,791	1,177,807	1,646,706
Total common shares outstanding	54,890	52,881	51,836	51,965	65,018

Other Data:
Net cash provided by operating activities	$174,230	$173,478	$215,239	$220,830	$179,054
Net cash (used by) provided by investing activities	(295,862)	(95,942)	(47,186)	101,204	567,477
Net cash provided by (used by) financing activities	122,068	(78,475)	(170,972)	(338,581)	(773,713)

[1]	In 2004, 2003 and 2002, we sold or held for sale operating properties whose operations and gain are classified as discontinued operations for all years presented. For 2000, discontinued operations also includes HQ Global.
[2]	EPS for 2002 has been restated for the retroactive application of EITF Issue D-42 to reflect original issuance costs associated with preferred stock redeemed as a reduction of net income available to common shareholders in calculating EPS. The effect of this change was to retroactively reduce EPS by $0.09 per share in 2002.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The discussion that follows is based primarily on our consolidated financial statements as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 and should be read along with the consolidated financial statements and related notes. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those years. The number of operating office buildings that we owned and were consolidated in the financial statements were 251 in 2004, 259 in 2003 and 260 in 2002.

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. In 2004, the positive trend of reduced vacancy rates and positive net absorption continued in most of our markets. As a result of improved job growth, leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and are beginning to improve in some of our markets including Washington, D.C and Southern California. Rental economics are expected to improve in most of our markets by the end of 2005.

Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations in the last few years, we believe that our average occupancy in most markets stabilized in the second half of 2004. Our occupancy in the portfolio of operating properties increased to 88.2% at December 31, 2004 compared to 87.8% at December 31, 2003 and 92.3% at December 31, 2002. If demand continues to improve in 2005, we expect that our overall portfolio average occupancy may improve further. Our occupancy improved slightly in 2004 over 2003 due to acquisitions of properties with higher occupancies and dispositions of certain low occupancy properties. Our same store (properties we owned in both years) occupancy was 88.0% in 2004 compared to 90.2% in 2003, although same store occupancy began to improve in the second half of 2004 increasing from 87.1% at June 30, 2004 to 88.0% at December 31, 2004. In connection with terminating tenants in 2004, we earned $7.0 million of termination fees. These fees are non-recurring in nature and while we expect we will earn modest termination fees in 2005, we expect that they will be substantially lower than in 2004.

Rental rates on space that was re-leased in 2004 decreased an average of 14.4% in comparison to rates that were in effect under expiring leases. While market rental rates have stabilized in our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2005 will be, on average, approximately 8%-12% lower than straight-lined rents on expiring leases. We have 1.6 million square feet of space on which leases are currently scheduled to expire in 2005.

We expect real estate service revenue to be significantly lower in 2005 than 2004 due to lower development and leasing fees.

During 2003 and continuing in 2004, we experienced increases in tenant improvement and leasing costs as compared to historical levels as a result of competitive market conditions. We expect that tenant improvements will continue at high levels in 2005 due to continuing competitive market conditions. Additionally, we expect to incur unusually high levels of tenant improvements and lease commissions due to the commencement of a 394,000 square foot lease in Washington, D.C. In connection with this lease, we expect to incur $17.5 million of tenant improvements and lease commissions in 2005 with additional amounts being incurred in 2006. The existing tenant will vacate the space on June 30, 2005 and this space will be taken out of service during the period required to prepare the space for the new tenant, which we estimate to be between two and four months. In addition to high levels of tenant improvements and commissions, we will not recognize any revenue from the new lease during the period the space is not in service.

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we formed CarrAmerica Realty Operating Partnership, L.P., or the Operating Partnership, to which we contributed substantially all of our assets on June 30, 2004 in exchange for 100% of the units of common and preferred partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of our liabilities, including the assumption of the obligations under our unsecured credit facility and our senior unsecured notes. At December 31, 2004, we owned all of the outstanding units of partnership interest of the Operating Partnership.

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

General

During 2004 we completed the following significant transactions:

•	We issued $225.0 million principal amount of 3.625% senior unsecured notes in March 2004 with net proceeds of approximately $222.7 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature on April 1, 2009.

•	We entered into a $100.0 million interest rate swap in connection with the issuance of the 3.625% senior unsecured notes which qualifies for fair value hedge accounting.

•	We issued $200.0 million principal amount of 5.125% senior unsecured notes in August 2004 with net proceeds of approximately $197.2 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature on September 1, 2011.

•	We retired $150.0 million of senior unsecured notes with proceeds from our unsecured line of credit.

•	We disposed of 14 operating properties (20 buildings) generating net proceeds of approximately $213.0 million.

•	A joint venture in which we are 50% partner disposed of an operating property generating net proceeds to the joint venture of $41.3 million.

•	We purchased 6 operating properties (12 buildings) with 1.5 million rentable square feet for $449.2 million.

•	We acquired for $14.4 million a 20% interest in a joint venture which purchased operating properties and land.

•	We entered into a three year $500.0 million unsecured revolving credit agreement with JPMorgan Chase Bank as administrative agent for a syndicate of banks.

•	We completed our UPREIT conversion in June 2004.

During 2003, we completed the following significant transactions:

•	We repurchased 322,600 shares of our common stock for approximately $7.9 million.

•	We redeemed 10.2 million shares of our Series B, C and D Redeemable Preferred Stock for $254.5 million excluding dividends.

•	We disposed of five operating properties and one parcel of land generating net proceeds of approximately $51.9 million.

•	We acquired interests in four operating properties, directly or through joint ventures, for an aggregate investment of $112.4 million, including assumed debt.

•	We issued 8.05 million shares of preferred stock for net proceeds of approximately $194.7 million.

During 2002, we completed the following significant transactions:

•	We acquired five operating properties for an aggregate purchase prices of approximately $216.1 million including assumed debt.

•	We disposed of four operating properties (one owned through a joint venture) for aggregate net proceeds of approximately $176.1 million.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Our critical accounting policies and estimates relate to estimating the depreciable lives of assets, evaluating the impairment of long-lived assets and investments, allocating the purchase cost of acquired properties, assessing our probable liability under lease guarantees for HQ Global Workplaces, Inc. (“HQ Global”) and evaluating the collectibility of accounts receivable.

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

We make subjective assessments as to the useful lives of our assets. These assessments have a direct impact on our net income. Should we lengthen the expected useful life of an asset, it would be depreciated over a longer period, resulting in less depreciation expense and higher annual net income. Should we shorten the expected useful life of an asset, it would be depreciated over a shorter period, resulting in more depreciation expense and lower annual net income.

We assess the carrying value of our long-lived assets on a regular basis. If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements, lease commissions and in-place lease intangibles, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property and related assets are written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial.

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

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental revenue over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and the avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease early, the unamortized portion of the in-place lease value is charged to expense. Changes in the assumptions used in the allocation of the purchase cost among the acquired assets would affect the timing of recognition of the related revenue and expenses.

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

Our allowance for doubtful accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the amount of security we hold, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants, particularly in our largest markets (i.e., the San Francisco Bay and Washington, D.C. Metro areas). We increased our provision for uncollectible accounts (and related accrued straight-line rents) by approximately $1.6 million, $2.6 million and $7.1 million for 2004, 2003 and 2002, respectively. The decrease in the addition to our provision for uncollectible accounts in 2004 was due primarily to a reduction in delinquent tenants’ accounts as marginal tenants’ leases were terminated or sublet and the effects of an improving economy.

RESULTS OF OPERATIONS

Property Operating Revenue

Property operating revenue is summarized as follows:

	For the year ended December 31,			Variance
				2004 vs.	2003 vs.
(In millions)	2004	2003	2002	2003	2002
Minimum base rent	$395.1	$381.0	$381.6	$14.1	$(0.6)
Recoveries from tenants	55.8	62.0	67.4	(6.2)	(5.4)
Parking and other tenant charges	18.1	18.2	13.6	(0.1)	4.6

Property operating revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy rates in our buildings began to decline in most of our markets in late 2001 and continued to decline through 2003. In second half of 2003, occupancy rates began to stabilize in most of our markets. The decline negatively affected our operating revenue. Occupancy in stabilized buildings (buildings in operation more than one year) by market as of December 31, 2004, 2003 and 2002 was as follows:

	December 31, 2004		December 31, 2003		December 31, 2002
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC Metro	4,258,212	97.5	3,710,396	96.6	3,522,714	96.7
Chicago	1,225,117	64.7	1,225,699	69.1	1,237,565	86.4
Atlanta	—	—	1,690,565	81.2	1,774,263	83.4
Dallas	1,005,655	86.2	1,006,267	80.7	1,007,309	86.6
Austin	265,901	74.3	432,050	80.9	432,083	88.0
Denver	904,717	92.1	904,717	93.3	815,529	97.8
Phoenix	532,506	100.0	532,506	100.0	532,506	100.0
Portland	275,193	81.8	275,193	80.7	275,193	80.7
Seattle	1,498,473	77.1	1,498,804	78.7	1,501,368	96.8
Salt Lake City	628,399	89.5	628,331	86.2	630,029	92.7
San Francisco Bay Area	6,323,849	87.1	5,667,632	88.3	5,507,607	94.7
Los Angeles	660,226	83.1	658,831	94.0	657,611	86.0
Orange County, CA	971,691	94.7	970,255	93.0	1,155,153	83.1
San Diego	1,313,886	93.3	1,191,950	92.0	1,254,095	95.8

Total	19,863,825	88.2	20,393,196	87.8	20,303,025	92.3

Minimum Base Rent

Minimum base rent increased $14.1 million (3.7%) in 2004 compared to 2003. The increase in minimum base rent was due primarily to rents from two buildings acquired in late 2003 and twelve buildings acquired in 2004 ($23.0 million) partially offset by increased vacancies and lower rental rates for new and renewing tenants ($8.9 million). Minimum base rent decreased $ 0.6 million (0.2%) in 2003 as compared to 2002. The decrease in minimum base rent in 2003 was due primarily to higher vacancies and lower rental rates for new and renewing tenants ($20.9 million), partially offset by higher base rents from buildings we acquired in 2003 and 2002 ($20.3 million).

Our lease rollover by square footage and rent at December 31, 2004 is as follows:

Year of Lease Expiration	Net Rentable Area Subject to Expiring Leases (sq. ft.)	Annual Base Rent Under Expiring Leases (000’s)	Percent of Total Annual Base Rent Represented by Expiring Leases
2005	1,646,396	$33,226	7.9%
2006	2,981,490	73,970	17.5%
2007	2,555,108	59,605	14.1%
2008	2,555,509	54,475	12.9%
2009	2,693,784	52,130	12.3%
2010	1,302,752	31,074	7.4%
2011	684,362	17,044	4.0%
2012	876,407	21,973	5.2%
2013	636,881	15,933	3.8%
2014	294,233	7,267	1.7%
2015 and thereafter	1,297,459	55,473	13.1%

[1]	Does not include 2.3 million square feet of vacant space.

Recoveries from Tenants

Recoveries from tenants decreased $6.2 million (10.0%) in 2004 from 2003. Recoveries from tenants decreased $5.4 million (8.0%) in 2003 from 2002. The reductions in recoveries from tenants are primarily the result of higher average vacancies and new base years for new and renewing tenants partially offset by the effects of building acquisitions.

Parking and Other Tenant Charges

Parking and other tenant charges decreased $0.1 million (0.5%) in 2004 from 2003. Lease termination fees were $0.6 million higher in 2004 ($7.0 million ) than 2003 ($6.4 million) offset by lower parking and tenant charges. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease earlier than the date specified in the lease agreement. Vacancies created as a result of these terminations negatively impact future rents until the space is relet. This increase was offset by lower tenant charges in 2004, primarily because tenant charges for 2003 included a non-recurring fee to restore a tenant’s space ($1.2 million). Parking and other tenant charges increased $4.6 million (33.8%) in 2003 from 2002. Lease termination fees were $2.0 million higher in 2003 ($6.4 million) than 2002 ($4.4 million). Other tenant charges increased $2.6 million in 2003 from 2002 due primarily to a fee to restore a tenant’s space ($1.2 million) and increased parking revenue, principally from acquired properties ($1.4 million).

Property Expenses

Property expenses are summarized as follows:

	For the year ended December 31,			Variance
				2004 vs.	2003 vs.
(In millions)	2004	2003	2002	2003	2002
Property operating expenses	$120.3	$118.9	$116.0	$1.4	$2.9
Real estate taxes	41.4	40.8	41.0	0.6	(0.2)

Property operating expenses increased $1.4 million (1.2%) in 2004 from 2003 due primarily to the acquisition of properties ($4.3 million) partially offset by insurance expense reductions as a result of lower premiums for the 2004-2005 renewal period. Property operating expenses increased $2.9 million (2.5%) in 2003 from 2002 due primarily to the acquisition of properties ($6.8 million) partially offset by a reduction in bad debt expense ($4.5 million).

Real estate taxes increased $0.6 million (1.5%) in 2004 from 2003 due primarily to the acquisition of properties ($2.6 million) partially offset by real estate tax refunds, principally in California. Real estate taxes decreased $0.2 million (0.5%) in 2003 from 2002 as a result of real estate tax refunds and lower property assessments partially offset by the acquisition of properties in 2003 and 2002 ($2.2 million).

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

	For the year ended December 31,			Variance
				2004 vs.	2003 vs.
(In millions)	2004	2003	2002	2003	2002
Property operating income	$307.3	$301.5	$305.5	$5.8	$(4.0)
Property operating income percent	65.5%	65.4%	66.0%

Property operating income increased $5.8 million (1.9%) in 2004 compared to 2003 due primarily to the impact of properties acquired in late 2003 and 2004 partially offset by the impact of increased vacancies on rental income and recovery revenue. Property operating income decreased $4.0 million (1.3%) in 2003 compared to 2002 due primarily to the impact of increased vacancies on rental income and recovery revenue. Property operating income as a percentage of property operations revenue was relatively unchanged in 2004 at 65.5% from 65.4% in 2003. Property operating income as a percentage of property operations revenue declined to 65.4% in 2003 from 66.0% in 2002 due primarily to the impact of increased vacancies on rental income and recovery revenue.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services decreased $1.0 million in 2004 compared to 2003 due primarily to lower development fees ($2.0 million) partially offset by higher leasing fees ($1.0 million). We earned one-time development incentive fees of $2.1 million from third parties in 2003. Real estate service revenue was relatively flat in 2003 compared to 2002. Real estate service revenue was flat as a result of decreased facilities and property management revenues ($0.7 million) partially offset by increased leasing fee revenues ($0.5 million). Real estate service revenue in 2003 included $2.1 million of one-time incentive fees related to development projects which offset a decrease in non-incentive based development fee revenue of approximately the same amount.

General and Administrative Expense

General and administrative expenses decreased $0.9 million (2.1%) in 2004 from 2003 due primarily to lower compensation costs as a result of personnel reductions. General and administrative expenses increased $1.1 million (2.7%) in 2003 from 2002 due primarily to higher compensation costs, including incentive compensation.

Depreciation and Amortization

Depreciation and amortization increased $8.5 million (7.0%) in 2004 from 2003 and $6.5 million (5.6%) in 2003 from 2002 due primarily to property acquisitions, including the amortization of related intangible assets.

Interest Expense

Interest expense increased $10.5 million in 2004 from 2003. This increase was due primarily to prepayment penalties on mortgages we repaid early due to their high interest rates ($3.3 million), higher average debt levels ($9.7 million) to finance our acquisitions of properties and a reduction in capitalized interest ($1.3 million) partially offset by a decrease in our weighted average interest rate of approximately 26 basis points ($3.8 million).

Interest expense increased $5.5 million (5.5%) in 2003 from 2002. This increase was due primarily to higher average debt levels ($13.4 million) to finance our repurchases of common and preferred stock in the latter half of 2002 and 2003 and our acquisitions of properties. The effect of this increase was partially offset by a decrease in our weighted average interest rate of approximately 50 basis points ($9.5 million) and a reduction in capitalized interest ($1.6 million).

Other Income and Expense

Other income (expense) was $9.4 million, $6.3 million and $(0.9) million in 2004, 2003 and 2002, respectively. Equity in earnings of unconsolidated entities decreased $0.3 million in 2004 from 2003 and $0.2 million in 2003 from 2002. The decrease in equity in earnings in 2004 from 2003 was due primarily to the sale of a property in a joint venture which included a significant debt prepayment penalty ($1.3 million) partially offset by new investments. The decrease in 2003 from 2002 was primarily due to increased vacancies partially offset by new investments.

Other items affecting other income and expense included increased interest income from our notes receivable ($2.3 million and $0.3 million in 2004 and 2003, respectively) and losses we accrued in 2003 and 2002 related to lease guarantees associated with HQ Global of $0.8 million and $8.7 million, respectively.

Gain on Sale of Properties, Impairment Losses on Real Estate and Discontinued Property Operations

The tables below summarize property sales for 2004, 2003 and 2002:

2004
Property Name	Market	Month Sold	Number of Buildings	Rentable Square Footage	Net Proceeds (000)	Gain Recognized (000)
Tower of the Hills[1]	Austin, TX	Mar-04	2	166,149	$10,512	$66
Atlanta Portfolio*	Atlanta, GA	Sep-04	15	1,696,757	191,190	19,804
First Street Technology[2]	San Francisco, CA	Dec-04	1	67,582	4,760	—
Valley Business Park I3	San Francisco, CA	Dec-04	2	67,785	6,543	—

[1]	We recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003.
[2]	We recognized an impairment loss of $2.2 million on this property in the fourth quarter of 2004.
[3]	We recognized an impairment loss of $0.3 million on this property in the fourth quarter of 2004.
*	15 operating office buildings located in Atlanta, Georgia. The properties were Glenridge, Holcomb Place, Midori, Parkwood, Summit, Spalding Ridge, 2400 Lake Park Dr., 680 Engineering Dr., Embassy Row, Waterford and Forum.

2003
Property Name	Market	Sale Date	Number of Buildings	Square Footage	Net Cash Proceeds (000)	Gain Recognized (000)
Wateridge	San Diego, CA	May-03	1	62,194	$9,277	$3,571
Katella	Los Angeles, CA	Aug-03	1	80,609	10,138	3,627
Pacificare	Los Angeles, CA	Sep-03	1	104,377	14,485	6,380
Lakewood[1]	Atlanta, GA	Sep-03	1	80,816	4,621	48
Century Springs	Atlanta, GA	Nov-03	1	95,206	7,091	310

[1]	We recognized an impairment loss of $2.7 million on this property in the second quarter of 2003.

2002
Property Name	Market	Sale Date	Number of Buildings	Square Footage	Net Cash Proceeds (000)	Gain Recognized (000)
Wasatch 17	Salt Lake City, UT	May-02	1	72,088	$10,699	$3,340
Commons @ Las Colinas	Dallas, TX	Aug-02	3	604,234	118,720	19,085
Braker Point	Austin, TX	Aug-02	1	195,230	38,469	7,041

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs.

During 2004, we disposed of 12 operating properties (17 buildings) recognizing gains $19.9 million. We also disposed of two operating properties (3 buildings) on which we recognized impairment losses of $2.5 million. We have no continuing involvement with these properties and, accordingly, the gains on these sales and impairment losses are classified as discontinued operations.

During the fourth quarter of 2004, an unconsolidated entity in which we held an interest sold an office property. We recognized a gain from this sale of $20.1 million which is classified as continuing operations. In addition, we reversed a tax provision of $7.5 million related to a property sale in 2000 as a result of the favorable resolution of a tax contingency.

During 2003, we disposed of five operating properties and one parcel of land, recognizing a gain of $14.5 million, $10.3 million of which is classified as discontinued operations. We continue to manage two properties (Wateridge and Lakewood) under management agreements and the gain on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with the Katella, Pacificare and Century Springs properties and, accordingly, the gains on these sales and the operating results of the properties are classified as discontinued operations. We also recognized an impairment loss of $2.7 million on the Lakewood property and an impairment loss of $1.5 million on land holdings which are classified as continuing operations and an impairment loss of $3.0 million on our Tower of the Hills property which is classified as discontinued operations. Tower of the Hills was subject to a contract of sale at December 31, 2003, and met our criteria for the property and related assets to be classified as held for sale at that date. The sale of the property closed in the first quarter of 2004.

During 2002, we disposed of four operating properties (five buildings), recognizing a gain of $29.8 million, $19.1 million of which is classified as discontinued operations. We had no continuing involvement with Commons at Las Colinas and, accordingly, the gain on sale and results of operations of that property are classified as discontinued operations. We continued to manage two of the properties (Wasatch 17 and Braker Point) under management agreements and, accordingly, the gains on these sales and operating results of these properties are classified as continuing operations due to our continuing involvement. We also recognized impairment losses of $2.5 million on land holdings and our share of a gain on a sale of a property in which we held an interest through an unconsolidated entity ($4.9 million) in continuing operations.

The operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	2004	2003	2002
Revenues	$22,203	$37,427	$48,419
Property expenses	9,733	15,206	15,713
Depreciation and amortization	5,375	10,792	15,297

Net operations of properties sold	7,095	11,429	17,409
Impairment losses	(2,524)	(3,045)	—
Gain on sale of properties	19,870	10,317	19,085

Discontinued operations	$24,441	$18,701	$36,494

Number of buildings	20	23	26

Discontinued operations - net operations of properties sold decreased $4.3 million in 2004 from 2003 and $6.0 million for 2003 compared to 2002. The decreases in net operations of properties sold are due primarily to the number of properties included and their holding periods in the year of sale.

We are currently marketing for sale CarrAmerica Corporate Center, an approximately 1.0 million rentable square feet property, in the San Francisco Bay area of California and two properties with approximately 0.3 million rentable square feet in Southern California. The three properties had a net book value at December 31, 2004 of approximately $132.7 million. We are seeking to consummate the transactions by the end of the first quarter, but there can be no assurance that the properties will be marketed successfully or that, even if marketed successfully, the sales will be completed in the expected time frame. The properties did not meet our criteria to be classified as held for sale for financial reporting purposes at December 31, 2004.

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the year ended December 31,			Variance
				2004 vs.	2003 vs.
(In millions)	2004	2003	2002	2003	2002
Cash provided by operating activities	$174.2	$173.5	$215.2	$0.7	$(41.7)
Cash used by investing activities	(295.9)	(95.9)	(47.2)	(200.0)	(48.7)
Cash provided by (used by) financing activities	122.1	(78.5)	(171.0)	200.6	92.5

Operations generated $174.2 million of net cash in 2004 compared to $173.5 million in 2003 and $215.2 million in 2002. The changes in cash flow from operating activities were primarily the result of factors discussed above in the analysis of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

Our investing activities used net cash of $295.9 million in 2004, $95.9 million in 2003 and $47.2 million in 2002. The change in cash flows from investing activities in 2004 from 2003 was due primarily to increased property acquisitions ($376.0 million) and additional funding of notes receivable ($23.2 million). These increases in cash usage were partially offset by increased proceeds from sales of properties ($169.8 million) and increased distributions and decreased investments in unconsolidated entities ($15.8 million and $13.1 million, respectively). The change in cash flows from investing activities in 2003 from 2002 was due primarily to lower proceeds from sales of properties ($109.8 million) and increased investments in unconsolidated entities ($14.7 million), partially offset by decreased property acquisitions ($79.5 million).

Our financing activities provided net cash of $122.1 million in 2004 compared to using net cash of $78.5 million in 2003 and $171.0 million in 2002. The increase in cash provided by financing activities in 2004 from 2003 was due primarily to increased net borrowings ($111.2 million), increased stock option exercises ($21.3 million) and a decrease in net stock repurchases and issuances ($67.7 million). The decrease in net cash used by financing activities in 2003 from 2002 was due primarily to the issuance of preferred stock ($194.7 million) and lower dividend payments ($13.1 million) partially offset by higher share repurchases and redemptions ($81.0 million) and decreased net borrowings ($27.6 million).

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital are our real estate operations and our unsecured credit facility. As of December 31, 2004, we had approximately $4.7 million in cash and cash equivalents and $169.1 million available for borrowing under our unsecured credit facility. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

Our primary uses of cash are to fund distributions to securityholders, to fund capital investment in our existing portfolio of operating assets, and to fund new acquisitions and our development activities. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. We also regularly require capital to invest in our existing portfolio of operating assets in connection with large-scale renovations, routine capital improvements, deferred maintenance on properties we have recently acquired, and our leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.

During 2005, we expect that we will have significant capital requirements, including the following items. There can be no assurance that our capital requirements will not be materially higher or lower than these expectations.

*	Funding dividends on our common and preferred stock and making distributions to third party unit holders in certain of our subsidiaries;

*	Approximately $85-100 million to invest in our existing portfolio of operating assets, including approximately $70-90 million to fund tenant-related capital requirements;

*	$100 million to retire our 6.625% senior unsecured notes maturing March 2005, which we expect to pay at or before the scheduled maturity date from amounts drawn on our line of credit or from the proceeds of property dispositions and other borrowings; and

*	Approximately $7-8 million to fund mezzanine loans we have committed to make in connection with two projects for which we are providing development management services.

We expect to meet our capital requirements using cash generated by our real estate operations, by borrowings on our unsecured credit facility, and from proceeds from the sale of properties. We could also raise additional debt or equity capital in the public market or fund acquisitions of properties through property-specific mortgage debt.

We believe that we will generate sufficient cash flow from operations and the disposition of assets and have access to the capital resources necessary to expand and develop our business, to fund our operating and administrative expenses, to continue to meet our debt service obligations, to pay dividends in accordance with REIT requirements, to acquire additional properties and land, and to pay for construction in progress. If we cannot raise the expected funds from the sale of properties and/or if we are unable to obtain capital from other sources, we may not be able to pay the dividend required under the terms of our preferred stock or to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements with respect to our existing portfolio of operating assets. Also if, as a result of general economic downturns, our credit rating is downgraded, rental rates on new leases are significantly lower than expiring leases or our properties do not otherwise perform as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. Any of these events could have a material adverse effect on our liquidity, financial condition, results of operations and the trading prices of our securities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. An unsecured lender could also attempt to foreclose on some of our assets in order to receive payment. In most cases, very little of the principal amount that we borrow is repaid prior to the maturity of the loan. We may refinance that debt when it matures, or we may pay off the loan. If principal amounts due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may be insufficient to repay all maturing debt. Prevailing interest rates or other factors at the time of a refinancing (such as possible reluctance of lenders to make commercial real estate loans) may result in higher interest rates and increased interest expense.

Capital Structure

We manage our capital structure to reflect a flexible long-term investment approach, generally seeking to match the stable return nature of our assets with a mix of equity and various debt instruments. We expect that our capital structure will allow us to obtain additional capital from diverse sources that could include additional equity offerings of common stock and/or preferred stock, public and private debt financings and possible asset dispositions. Our ability to raise funds through sales of debt and equity securities is dependent on, among other things, general economic conditions, general market conditions for REITs, rental rates, occupancy levels, market perceptions about us, our debt rating and the current trading price of our stock. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the capital markets may not consistently be available on terms that are attractive.

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we formed CarrAmerica Realty Operating Partnership, L.P., or the Operating Partnership, to which we contributed substantially all of our assets on June 30, 2004 in exchange for 100% of the units of common and preferred partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of our liabilities, including the assumption of the obligations under our unsecured credit facility and our senior unsecured notes. At December 31, 2004, we owned all of the outstanding units of partnership interest of the Operating Partnership.

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

Real Estate Operations

As a result of the weak economic climate over the last several years, the office real estate markets were materially affected. The contraction of office workforces reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. In 2004, the positive trend of reduced vacancy rates and positive net absorption continued in most of our markets. As a result of improved job growth, leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and are beginning to improve in some of our markets including Washington, D.C and Southern California. Rental economics are expected to improve in most of our markets by the end of 2005.

Due to the improving market conditions described above and the elimination of most of our poor credit quality tenants through lease defaults and terminations in the last few years, we believe that our average occupancy in most markets stabilized in the second half of 2004. Our occupancy in the portfolio of operating properties increased to 88.2% at December 31, 2004 compared to 87.8% at December 31, 2003 and 92.3% at December 31, 2002. If demand continues to improve in 2005, we expect that our overall portfolio average occupancy may improve further. Our occupancy improved slightly in 2004 over 2003 due to acquisitions of properties with higher occupancies and dispositions of certain low occupancy properties. Our same store (properties we owned in both years) occupancy was 88.0% in 2004 compared to 90.2% in 2003, although same store occupancy began to improve in the second half of 2004 increasing from 87.1% at June 30, 2004 to 88.0% at December 31, 2004. In connection with terminating tenants in 2004, we earned $7.0 million of termination fees. These fees are non-recurring in nature and while we expect we will earn modest termination fees in 2005, we expect that they will be substantially lower than in 2004.

Rental rates on space that was re-leased in 2004 decreased an average of 14.4% in comparison to rates that were in effect under expiring leases. While market rental rates have stabilized in our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2005 will be, on average, approximately 8%-12% lower than straight-lined rents on expiring leases. We have 1.6 million square feet of space on which leases are currently scheduled to expire in 2005.

Debt Financing

We generally use unsecured, corporate-level debt, including senior unsecured notes and our unsecured credit facility, to meet our borrowing needs. As a component of this financing strategy, we continue to unencumber our assets where possible by repaying existing mortgage debt with unsecured debt. As of December 31, 2004, we had reduced our fixed rate mortgage debt to approximately $262.9 million, or 13.5% of our total debt, from $390.0 million, or 22.5% of our total debt, as of December 31, 2003.

We generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We will either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate. As a result of rising interest rates during 2004, we increased our percentage of fixed rate debt to 70.8% from 67.3% in 2003.

We have three investment grade ratings. As of December 31, 2004, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a stable outlook to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Our total debt at December 31, 2004 is summarized as follows:

(In thousands)
Fixed rate mortgages	$262,930
Secured notes payable	19,228
Unsecured credit facility	295,000
Senior unsecured notes	1,375,000

1,952,158
Unamortized discount and fair value adjustment, net	(11,028)

$1,941,130

Our fixed rate mortgage debt bore an effective weighted average interest rate of 7.94% at December 31, 2004 and had a weighted average maturity of 4.24 years. We repaid $107.7 million of fixed rate debt in 2004, of which $92.2 million was early extinguished. In connection with these extinguishments, we incurred prepayment penalties of $3.3 million which are included in interest expense. We also converted $19.7 million of mortgage debt to notes payable secured by letters of credit. $295.0 million (15.1%) of our total debt at December 31, 2004 bore a LIBOR-based variable interest rate and $275.0 million (14.1%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at December 31, 2004 was 3.05%.

Our primary external source of liquidity is our credit facility. On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under our previous unsecured senior credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.05% as of December 31, 2004. As of December 31, 2004, $295.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $169.1 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

*	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

*	A minimum ratio of annual EBITDA to fixed charges of at least 1.5 to 1;

*	A maximum ratio of aggregate unsecured debt to tangible fair market value of our unencumbered assets of 60%;

*	A maximum ratio of total secured debt to tangible fair market value of 30%;

*	A maximum ratio of total debt to tangible fair market value of our assets of 55%; and

*	Restrictions on our ability to make dividend distributions in excess of 90% of funds from operations or the minimum amount necessary to enable us to maintain our status as a REIT.

As of December 31, 2004, we are in compliance with all debt covenants, however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the covenants. Our maximum ratio of total debt to tangible fair market value of our assets cannot exceed 55%. As of December 31, 2004, our total debt to tangible fair market value was 53.2% and could restrict our ability to draw the full amount available to us under our credit facility or to incur significant other debt. We anticipate reducing our total debt ratio by paying down our outstanding unsecured debt obligations using the proceeds from property dispositions expected to close in 2005. In addition, we expect to receive from our credit facility lenders a modification of the total debt covenant increasing the maximum ratio of total debt to tangible fair market value of our assets to 60%. There can be no assurance, however, that planned property dispositions will close or that our credit facility lenders will consent to modifications to the total debt covenant. If our total debt ratio increases further and we do not obtain the modification of the ratio to 60%, it could impact our business and operations, including limiting our ability to incur additional unsecured debt, including drawing on our unsecured line of credit which is our primary source of liquidity, or to invest in properties.

We have senior unsecured notes outstanding at December 31, 2004 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
6.625% notes due in 2005	$100,000	$(104)	$—	$99,896
7.375% notes due in 2007	125,000	(362)	—	124,638
5.261% notes due in 2007	50,000	(88)	—	49,912
5.25% notes due in 2007	175,000	(789)	(290)	173,921
3.625% notes due in 2009	225,000	(650)	(2,962)	221,388
6.875% notes due in 2008	100,000	(1,308)	—	98,692
5.125% notes due in 2011	200,000	(600)	—	199,400
7.125% notes due in 2012	400,000	(3,875)	—	396,125

	$1,375,000	$(7,776)	$(3,252)	$1,363,972

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These include:

*	Limits on our total indebtedness on a consolidated basis;

*	Limits on our secured indebtedness on a consolidated basis;

*	Limits on our required debt service payments; and

*	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of December 31, 2004.

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

$100 million of our 6.625% senior unsecured notes are maturing March 2005. We expect to pay the notes at or before the scheduled maturity date from amounts drawn on our line of credit or from the proceeds of property dispositions.

Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We received interest at a fixed rate of 7.2% and paid interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized reductions in interest expense for 2004, 2003 and 2002 of approximately $1.9 million, $4.9 million and $2.7 million, respectively, related to the swaps. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreements expired.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of December 31, 2004 and 2003, the fair value of the interest rate swaps was a payable of approximately $(0.3) million and a receivable of approximately $0.7 million, respectively. We recognized reductions in interest expense for 2004, 2003 and 2002 of approximately $2.6 million, $4.5 million and $0.4 million, respectively, related to the swaps. As of December 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.75%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of December 31, 2004, the fair value of the interest rate swaps was a payable of approximately $(3.0) million. We recognized a reduction in interest expense for 2004 of approximately $0.6 million related to the swaps. As of December 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 2.98%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JP Morgan Chase, Goldman Sachs & Co. and Morgan Stanley in anticipation of our $200.0 million senior unsecured bond offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and accordingly, the settlement is being amortized to interest expense over the life of our senior unsecured notes due in 2011. During 2004, the impact of the interest rate locks on interest expense was not material.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. These interest rate caps expired in September 2004.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. The fair market value at December 31, 2004 of this interest rate cap was not material.

In January 2005, we purchased an interest rate cap with a notional amount of $200.0 million and LIBOR capped at 7.5% which expires in February 2006.

Stock Repurchases and Dividends

On March 18, 2003, we redeemed 2,000,000 shares of our Series B Cumulative Redeemable Preferred Stock for $50.0 million plus accrued and unpaid dividends. On October 12, 2003, we redeemed the remaining outstanding shares of our Series B, C and D Cumulative Redeemable Preferred Stock for $196.3 million plus $1.3 million of accrued dividends. Including these redemptions, during 2003, we repurchased or redeemed 10,184,167 shares of our preferred stock for approximately $254.5 million, excluding accrued and unpaid dividends.

On September 25, 2003, we issued 8,050,000 shares of 7.5% Series E Cumulative Redeemable Preferred Stock for net proceeds of $194.7 million. These shares are not redeemable before September 25, 2008 unless redemption is necessary to maintain our status as a REIT.

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the common shares repurchased from Security Capital Group Incorporated in November 2001 and our preferred stock redemptions in September 2002, March 2003 and October 2003 which were separately approved. Since the start of this program in mid-2000 through December 31, 2004, we have acquired approximately 10.4 million of our common shares for an aggregate purchase price of approximately $296.9 million. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

We pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Directors, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to stockholders. The table below details our dividend and distribution payments for 2004 and 2003.

(In thousands)	2004	2003
Preferred stock dividends	$15,092	$18,021
Unit distributions	11,598	12,031
Common stock dividends	108,272	105,232

	$134,962	$135,284

Cash flows from operations are an important factor in our ability to sustain our common stock dividend at its current rate. Cash flows from operations increased slightly from $173.5 million in 2003 to $174.2 million in 2004. We expect our cash flows from operations to be lower in 2005 than 2004 and tenant improvements are expected to remain at elevated levels as a result of factors mentioned in the introduction to our Management’s Discussion and Analysis, including but not limited to, lower expected lease termination fees, continued declines in rental rates compared to the rates on expiring leases and costs associated with a new lease in Washington, D.C. for approximately 394,000 rentable square feet. This lease requires the space to be taken out of service for a period of two to four months for remodeling for the new tenant, includes eight months of abated rent and requires significant capital investment in tenant improvements and lease commissions. We expect that these factors will negatively impact our cash flows from operations and our ability to cover our current common stock dividend payment level using cash flows from operations. We currently expect to maintain our common stock dividend rate of $0.50 per quarter in 2005. As a result, we may need to borrow under our line of credit or sell assets in order to maintain our common stock dividend at the current rate. There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, or at all, that we will not later reduce our common stock dividend below the current rate. We generally are restricted from paying dividends that would exceed 90% of our funds from operations during any four-quarter period.

Capital Commitments

We will require capital for development projects currently underway and in the future. As of December 31, 2004, we had under construction approximately 124,000 rentable square feet in an office building in a joint venture project in which we own a minority interest. This project is expected to cost $15.9 million, of which our total investment is expected to be approximately $5.6 million. Through December 31, 2004, approximately $9.8 million or 61.7% of total project costs had been expended on this project. We have financed our investment in the joint venture project under construction at December 31, 2004 primarily from borrowings under our credit facility. We expect that our credit facility and project-specific financing of selected assets will provide the additional funds required to complete existing development projects and to finance the costs of additional projects we may undertake.

Below is a summary of our known contractual obligations as of December 31, 2004:

(In thousands)	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Long-term debt[1]	$1,952,158	$121,056	$765,039	$466,063	$600,000
Interest on long-term debt[2]	1,073,796	119,988	287,567	87,331	578,910
Operating leases - land[3]	297,925	4,583	13,478	9,165	270,699
Operating leases - building[3]	15,331	1,531	4,678	2,632	6,490
Mezzanine loan funding[4]	18,762	7,742	11,020	—	—
Tenant-related capital[5]	41,625	39,125	2,500	—	—
Service contract[6]	1,755	780	975	—	—
Service contract[7]	3,005	1,288	1,717	—	—

1.	See note 2 of Notes to Consolidated Financial Statements.

2.	Interest payments on long-term debt assumes current credit line borrowings and rates remain at the December 31, 2004 level until maturity.
3.	See notes 4 and 7 of Notes to Consolidated Financial Statements.
4.	Mezzanine financing commitments for Atlantic Building and Square 320. See note 6 of Notes to Consolidated Financial Statements.
5.	Committed tenant-related capital based on executed leases as of December 31, 2004.
6.	Contract with service provider for voice and data expiring March 2007. The contract includes a cancellation penalty of 35% of remaining service fees.
7.	Contract with service provider for data processing services expiring May 2007. The contract includes a cancellation penalty of 35% of remaining service fees.

We have various standing or renewable contracts with vendors. These contracts are all cancellable with immaterial or no cancellation penalties. Contract terms are generally one year or less. At December 31, 2004, we were committed to fund tenant-related capital improvements as described in the table above for executed leases. However, expected leasing levels could require additional tenant-related capital improvements which are not currently committed. We expect that total tenant-related capital improvements, including those already committed, will be approximately $70.0 million to $90.0 million in 2005.

Unconsolidated Investments and Joint Ventures

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements as we concluded that we are not required to consolidate any of our unconsolidated real estate ventures that we have accounted for using the equity method or the VIEs described below. In December 2003, the FASB issued a revised Interpretation No. 46 which modified and clarified various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 in 2003 also had no effect on our financial statements.

During 2003, we provided mezzanine loans and guaranties to third-parties for development management projects. The purpose of these VIEs is to build and own office buildings in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary of either entity and, accordingly, we do not consolidate them. Our maximum exposure to loss as of December 31, 2004 is $62.7 million, the sum of our notes receivable ($21.6 million) and the maximum exposure under the guaranties ($41.1 million).

In December 2004, we provided mezzanine financing to a third-party joint venture. This VIE owns property in Texas. Based upon our analysis, we believe that we are not the primary beneficiary of this entity and, accordingly, we do not consolidate it. Our maximum exposure to loss as of December 31, 2004 is $13.7 million, the balance of our subordinated note receivable.

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

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity method and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of our real estate joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of December 31, 2004, we guaranteed $40.0 million of debt related to a joint venture and have provided completion guarantees related to two joint venture projects for which total costs are anticipated to be $173.3 million, of which $154.2 million had been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future.

In the third and fourth quarters of 2004, we invested $14.4 million in a joint venture with JPMorgan Fleming Asset Management which acquired three buildings containing 393,136 rentable square feet and a parcel of land in Dallas, Texas. We own 20% of the venture and are providing leasing and management services.

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

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $9.1 million in 2004, $8.1 million in 2003 and $8.0 million in 2002. Accounts receivable from joint ventures and other affiliates were $1.8 million at December 31, 2004 and $0.7 million at December 31, 2003.

We have minority ownership interests in two non-real estate operating companies, AgilQuest and essention, which we account for using the cost method and in which we invested $2.8 million and $1.7 million, respectively. We evaluate these investments regularly considering factors such as the companies’ progress against their business plans, their operating results and the estimated fair values of their equity securities. Based on these evaluations, we recognized impairment losses of $1.1 million on our investment in AgilQuest in 2003 and $0.5 million on our investment in essention in 2002. In the future, additional impairment charges related to our investments may be required.

Guarantee Obligations

Our obligations under guarantee agreements at December 31, 2004 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	72,497,000	250,000
Indemnification[4]	HQ Global		unknown	—
Loan[5]	Square 320	Mar-05	16,070,000	135,000
Loan[6]	10UCP	Nov-06	1,015,000	—
Completion[7]	Shakespeare Theatre	Dec-06	47,458,000	725,000

1.	Loan guarantee to a lender on behalf of a joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	See Part I, Item 3: Legal Proceedings for further discussion.
5.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
6.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
7.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements. In December 2003, the FASB issued a revised Interpretation No. 46 which modified and clarified various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 in 2003 also had no effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost. SFAS No. 150 was effective for us as of July 1, 2003 and adoption did not affect our financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. It is required to be applied by us beginning July 1, 2005. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at July 1, 2005, for which the requisite service has not yet been rendered. Because we have used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and do not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at July 1, 2005, adoption of SFAS No. 123 (R) is not expected to have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. The statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

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

We believe that FFO is helpful to investors as a measure of our performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains on sales of real estate and real estate related depreciation and amortization, which can make periodic comparison of operating performance more difficult. Our management believes, however, that FFO, by excluding such items, which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates, can help compare the operating performance of a company’s real estate between periods or as compared to different companies. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than us.

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

(In thousands)	2004	2003	2002
Net income	$93,587	$72,937	$109,305
Adjustments
Minority interest	11,670	8,924	13,801
FFO allocable to Unitholders	(14,400)	(15,404)	(17,884)
Depreciation and amortization	143,366	138,433	137,245
Minority interests’ (non-Unitholders) share of depreciation, amortization and net income	(1,064)	(1,219)	(1,159)
Gain on sale of assets	(47,470)	(14,477)	(34,737)

FFO as defined by NAREIT[1]	$185,689	$189,194	$206,571

[1]	FFO as defined by NAREIT for the years ended December 31, 2004, 2003 and 2002, includes impairment losses on real estate of $ 2.5 million, $7.3 million and $2.5 million, respectively.

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

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We received interest at a fixed rate of 7.2% and paid interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized reductions in interest expense for 2004, 2003 and 2002 of approximately $1.9 million, $4.9 million and $2.7 million, respectively, related to the swaps. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreements expired.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co. We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of December 31, 2004 and 2003, the fair value of the interest rate swaps was a payable of approximately $(0.3) million and a receivable of approximately $0.7 million, respectively. We recognized reductions in interest expense for 2004, 2003 and 2002 of approximately $2.6 million, $4.5 million and $0.4 million, respectively, related to the swaps. As of December 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.75%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of December 31, 2004, the fair value of the interest rate swaps was a payable of approximately $(3.0) million. We recognized a reduction in interest expense for 2004 of approximately $0.6 million related to the swaps. As of December 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 2.98%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JP Morgan Chase, Goldman Sachs & Co. and Morgan Stanley in anticipation of our $200.0 million senior unsecured bond offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and accordingly, the settlement is being amortized to interest expense over the life of our senior unsecured notes due in 2011. During 2004, the impact of the interest rate locks on interest expense was not material.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. These interest rate caps expired in September 2004.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. The fair market value at December 31, 2004 of this interest rate cap was not material.

In January 2005, we purchased an interest rate cap with a notional amount of $200.0 million and LIBOR capped at 7.5% which expires in February 2006.

If the market rates of interest on our credit facility change by 10% (or approximately 30 basis points), our annual interest expense would change by approximately $0.9 million. This assumes the amount outstanding under our credit facility remains at $295.0 million, our balance at December 31, 2004. The book value of our credit facility approximates market value at December 31, 2004.

If the market rates of interest on our interest rate swap agreements change by 10% (or approximately 34 basis points), our annual interest expense would change by approximately $1.0 million.

A change in interest rates generally does not impact future earnings and cash flows for fixed-rate debt instruments, except for those senior notes which have been hedged with interest rate swaps. As fixed-rate debt matures, and additional debt is incurred to fund the repayments of maturing loans, future earnings and cash flows may be impacted by changes in interest rates. This impact would be realized in the periods subsequent to debt maturities. The following is a summary of the fixed rate mortgages and senior unsecured debt maturities at December 31, 2004 (in thousands):

2005	$121,056
2006	8,241
2007	650,667
2008	106,131
2009	466,063
2010 & thereafter	600,000

$1,952,158

If we assume the repayments of fixed rate borrowings are made in accordance with the terms and conditions of the respective credit arrangements, a 10 percent change in the market interest rate for the respective fixed rate debt instruments would change the fair market value of our fixed rate debt by approximately $31.1 million. The estimated fair market value of the fixed rate debt instruments and the senior unsecured notes at December 31, 2004 was $313.9 million and $1,444.7 million, respectively.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data included in this Annual Report on Form 10-K are listed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2004 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

This information is hereby incorporated by reference to the material appearing in Part I of this Annual Report on Form 10-K and to the material appearing in the Notice of Annual Meeting of Stockholders (“Proxy Statement”) to be held on April 28, 2005 under the caption “Voting Securities and Principal Holders Thereof.”

Item 11. Executive Compensation

This information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership of certain beneficial owners and security ownership of management information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities and Principal Holders Thereof.”

The following table summarizes our equity compensation plan information as of December 31, 2004.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weight-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	2,665,726	$26.96	1,016,466
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions

This information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Certain Relationships and Transactions.”

Item 14. Principal Accountant Fees and Services

This information is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Independent Auditors.”

Item 15. Exhibits and Financial Statements Schedules

15(a)(1) Financial Statements

Reference is made to the Index to Financial Statements and Schedules on page 62.

15(a)(2) Financial Statement Schedules

Reference is made to the Index to Financial Statements and Schedules on page 62.

15(a)(3) Exhibits

1.1	Underwriting Agreement, dated as of January 8, 2002 between CarrAmerica Realty Corporation and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 11, 2002).

1.2	Terms Agreement, dated as of January 8, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., J.P. Morgan Securities Inc., Banc of America Securities LLC, First Union Securities, Inc., Lehman Brothers Inc., Salomon Smith Barney Inc., Commerzbank Capital Markets Corporation, Goldman, Sachs & Co., Legg Mason Wood Walker, Incorporated, PNC Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on January 11, 2002).

1.3	Terms Agreement, dated as of November 15, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., Banc of America Securities LLC, J.P. Morgan Securities Inc., Fleet Securities, Inc., HSBC Securities (USA) Inc. and Wachovia Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on November 20, 2002).

1.4	Terms Agreement, dated as of November 15, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., Banc of America Securities LLC, J.P. Morgan Securities Inc., Goldman, Sachs & Co., Wachovia Securities, Inc., Commerzbank Capital Markets Corp., Legg Mason Wood Walker, Incorporated, PNC Capital Markets, Inc., U.S. Bancorp Piper Jaffray Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on November 25, 2002).

1.5	Underwriting Agreement, dated as of September 4, 2003, by and between CarrAmerica Realty Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 23, 2003).

1.6	Terms Agreement, dated as of September 4, 2003, by and among CarrAmerica Realty Corporation and the several underwriters named therein, for which Goldman, Sachs & Co. and Wachovia Capital Markets, LLC acted as representatives (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on September 23, 2003).

1.7	Terms Agreement, dated March 18, 2004, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, Legg Mason Wood Walker, Incorporated, Piper Jaffray & Co., PNC Capital Markets, Inc., SunTrust Capital Markets, Inc. and Wells Fargo Brokerage Services, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on March 22, 2004)

3.1	Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation, as amended on April 29, 1996 and April 30, 1996 (incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

3.2	Articles of Amendment of Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.3	Second Amendment and Restatement of By-laws of CarrAmerica Realty Corporation (incorporated by references to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 12, 1997).

3.4	Articles of Amendment of Amended and Restated Articles of Incorporation of CarrAmerica Realty Corporation effective May 1, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003).

3.5	Third Amended and Restated By-Laws of CarrAmerica Realty Corporation adopted July 31, 2003, as amended on February 5, 2004 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004).

4.1	Indenture, dated as of July 1, 1997, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

4.2	Indenture, dated as of February 23, 1998, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 6.625% Notes due 2005 and 6.875% Notes due 2008, (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

4.3	Indenture, dated as of October 1, 1998 by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 1998).

4.4	Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2002).

4.5	Articles Supplementary relating to Series E Cumulative Redeemable Preferred Stock of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2003).

4.6	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

4.7	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

4.8	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.1	Amended and Restated Agreement of Limited Partnership of Carr Realty Holdings, L.P. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s 2003 Annual Report on Form 10-K)

10.2	1993 Carr Realty Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-11, No. 33-53626).

10.3	1995 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, No. 33-92136).

10.4	First Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s 1998 Annual Report on Form 10-K).

10.5	Second Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.6	1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s 1996 Annual Report on Form 10-K).

10.7	First Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s 1998 Annual Report on Form 10-K).

10.8	Second Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s 1998 Annual Report on Form 10-K).

10.9	Third Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s 1998 Annual Report on Form 10-K).

10.10	Fourth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.11	Fifth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s 1999 Annual Report on Form 10-K).

10.12	Noncompetition and Restriction Agreement by and among The Oliver Carr Company, Oliver T. Carr, Jr., Carr Realty Corporation and Carr Realty, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-11, No. 33-53626).

10.13	Consolidated, Amended and Restated Promissory Note dated March 19, 1999 from Carr Realty, L.P. to the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.21 of the Company’s 1999 Annual Report on Form 10-K).

10.14	Consent Agreement dated December 19, 2003 by and between the Northwestern Mutual Life Insurance Company and Capital 50 Associates (incorporated by reference to Exhibit 10.14 to the Company’s 2003 Annual Report on Form 10-K).

10.15	Consent Agreement dated December 19, 2003 by and between the Northwestern Mutual Life Insurance Company and Carr Realty, L.P. (incorporated by reference to Exhibit 10.15 to the Company’s 2003 Annual Report on Form 10-K).

10.16	Consolidated, Amended and Restated Deed of Trust and Security Agreement dated March 19, 1999 by and among Carr Realty, L.P., William H. Norton, and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.22 of the Company’s 1999 Annual Report on Form 10-K).

10.17	Indemnification and Escrow Agreement by and among FrontLine Capital Group, CarrAmerica Realty Corporation and the other parties named therein dated as of June 1, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report filed on Form 8-K filed June 16, 2000).

10.18	Stockholders Agreement among FrontLine Capital Group, HQ Global Workplaces, Inc. and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report filed on Form 8-K filed June 16, 2000).

10.19	Amended and Restated Limited Liability Company Agreement Carr Office Park, L.L.C., dated as of August 15, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K filed September 1, 2000).

10.20	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Philip L. Hawkins, dated May 6, 1999 (incorporated by reference to Exhibit 10.41 to the Company’s 2000 Annual Report on Form 10-K).

10.21	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Thomas A. Carr, dated May 6, 1999 (incorporated by reference to Exhibit 10.43 to the Company’s 2000 Annual Report on Form 10-K).

10.22	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Karen B. Dorigan, dated February 6, 2001 (incorporated by reference to Exhibit 10.44 to the Company’s 2000 Annual Report on Form 10-K).

10.23	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Stephen E. Riffee, dated April 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.24	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Linda Madrid, dated January 29, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.25	Revolving Credit Agreement dated June 28, 2001 among CarrAmerica Realty Corporation, as Borrower, The Chase Manhattan Bank, as Bank and Administrative Agent for the Banks, J.P. Morgan Securities Inc., as Lead Arranger, Exclusive Advisor and Sole Bookrunner, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association, as Documentation Agent, Commerzbank AG, New York Branch, as Documentation Agent, First Union National Bank, as Documentation Agent, and the Banks Listed in the Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.26	Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty L.P. in favor of Chase Manhattan Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.27	Amendment No. 3 to Revolving Credit Agreement and Ratification and Reaffirmation of Guaranty dated May 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.28	Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among CarrAmerica Realty Operating Partnership, L.P. as Borrower, CarrAmerica Realty Corporation as Guarantor, CarrAmerica Realty, L.P. as Guarantor, JPMorgan Chase Bank, as Administrative Agent, and other Banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2004).

10.29	Amended and Restated Guaranty of Payment, dated as of June 30, 2004, by CarrAmerica Realty Corporation and CarrAmerica Realty, L.P. in favor of JPMorgan Chase Bank, as Administrative Agent on behalf of the Banks (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2004).

10.30	Indenture for Senior Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

10.31	Indenture for Subordinated Debt Securities, dated as of June 23, 2004, among CarrAmerica Realty Operating Partnership, L.P. as primary obligor, CarrAmerica Realty Corporation as guarantor, CarrAmerica Realty, L.P. as guarantor, and U.S. Bank Trust National Association as trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement of Form S-3 (File No. 333-114049) filed on June 30, 2004)

10.32	Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty Operating Partnership, L.P., dated as of June 30, 2004 *

10.33	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 26, 2005)

10.34	Form of Restricted Stock Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2005)

10.35	Guidelines of Named Executive Officer Compensation Program adopted by the Executive Compensation Committee of the Registrant on January 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2005)

10.36	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 26, 2005)

10.37	Form of Deferred Stock Unit Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 25, 2005)

10.38	Form of Stock Option Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 25, 2005)

10.39	Summary of Compensation for Named Executive Officers adopted by the Executive Compensation Committee of the Registrant on January 27, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2005)

10.40	Summary of Director Compensation Arrangements*

11.1	Statement regarding computation of per share earnings; reference is made to Notes to Financial Statements, Footnote 1(k).

12.1	Statement re: Computation of ratios*

14.1	CarrAmerica Realty Corporation Code of Ethics for the CEO and Senior Financial Officers*

21.1	List of Subsidiaries*

23.1	Consent of KPMG LLP, dated February 22, 2005*

24.1	Power of Attorney of Andrew F. Brimmer*

24.2	Power of Attorney of Joan Carter*

24.3	Power of Attorney of Timothy Howard*

24.4	Power of Attorney of Wesley S. Williams, Jr.*

24.5	Power of Attorney of Robert E. Torray*

31.1	Rule 13a-14(a) Certification from Mr. Thomas A. Carr, dated February 25, 2005*

31.2	Rule 13a-14(a) Certification from Mr. Stephen E. Riffee, dated February 25, 2005*

32.1	Section 1350 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated February 25, 2005*

*	Filed herewith

15(b) Exhibits

The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

15(c) Financial Statements

The financial statements required by this item are included in the list set forth in response to Item 15(a)(1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on February 25, 2005.

CARRAMERICA REALTY CORPORATION a Maryland corporation

By:	/s/ THOMAS A. CARR
Thomas A. Carr
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2005.

Signature	Title
/s/ THOMAS A. CARR Thomas A. Carr	Chairman of the Board, Chief Executive Officer and Director

/s/ PHILIP L. HAWKINS Philip L. Hawkins	President, Chief Operating Officer and Director

/s/ STEPHEN E. RIFFEE Stephen E. Riffee	Chief Financial Officer

/s/ KURT A. HEISTER Kurt A. Heister	Senior Vice President, Controller and Treasurer

* Andrew F. Brimmer	Director

* Joan Carter	Director

* Timothy Howard	Director

* Robert E. Torray	Director

* Wesley S. Williams, Jr.	Director

*By:	/s/ STEPHEN E. RIFFEE
Stephen E. Riffee
Attorney-in-fact

CARRAMERICA REALTY CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following Report of Management on Internal Control Over Financial Reporting, Consolidated Financial Statements and Schedules of CarrAmerica Realty Corporation and Subsidiaries and the Reports of Independent Registered Public Accounting Firm thereon are attached hereto:

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULES

Schedule II: Valuation and Qualifying Accounts	95
Schedule III: Real Estate and Accumulated Depreciation	96-99

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Report of Management on Internal Control Over Financial Reporting

To the Stockholders of CarrAmerica Realty Corporation:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

February 22, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CarrAmerica Realty Corporation:

We have audited the accompanying consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules of valuation and qualifying accounts and real estate and accumulated depreciation. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarrAmerica Realty Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CarrAmerica Realty Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Washington, D.C.

February 22, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CarrAmerica Realty Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that CarrAmerica Realty Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CarrAmerica Realty Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CarrAmerica Realty Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, CarrAmerica Realty Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Washington, DC

February 22, 2005

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2004 and 2003

(In thousands, except per share and share amounts)	2004	2003
Assets
Rental property:
Land	$779,482	$690,410
Buildings	2,064,678	1,974,913
Tenant improvements	448,515	420,533
Furniture, fixtures and equipment	45,879	48,216

	3,338,554	3,134,072
Less: Accumulated depreciation	(750,530)	(692,901)

Total rental property	2,588,024	2,441,171

Land held for development or sale	41,676	41,284
Assets related to property held for sale	—	10,626
Cash and cash equivalents	4,735	4,299
Restricted deposits	1,364	2,549
Accounts and notes receivable, net of allowance for doubtful accounts of $5,920 and $5,752, respectively	52,438	17,829
Investments in unconsolidated entities	138,127	137,604
Accrued straight-line rents	84,396	84,552
Tenant leasing costs, net of accumulated amortization of $64,273 and $55,980, respectively	53,908	51,547
Intangible assets, net of accumulated amortization of of $12,962 and $22,201, respectively	98,354	23,966
Prepaid expenses and other assets	18,170	20,591

	$3,081,192	$2,836,018

Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Mortgages and notes payable	$1,941,130	$1,727,648
Accounts payable and accrued expenses	107,409	95,586
Rent received in advance and security deposits	40,304	34,757

Total liabilities	2,088,843	1,857,991

Minority interest	65,378	70,456

Stockholders’ equity:
Preferred Stock, $0.01 par value, authorized 35,000,000 shares: Series E Cumulative Redeemable Preferred Stock, 8,050,000 shares issued and outstanding	201,250	201,250
Common Stock, $0.01 par value, authorized 180,000,000 shares, issued and outstanding 54,890,361 and 52,880,953 shares, respectively	548	529
Additional paid-in capital	1,025,388	976,644
Cumulative dividends in excess of net income	(300,500)	(270,852)
Accumulated other comprehensive income	285	—

Total stockholders’ equity	926,971	907,571
Commitments and contingencies

	$3,081,192	$2,836,018

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share amounts)	2004	2003	2002
Operating revenues:
Rental revenue:
Minimum base rent	$395,114	$380,995	$381,586
Recoveries from tenants	55,753	61,985	67,368
Parking and other tenant charges	18,126	18,210	13,576

Total rental revenue	468,993	461,190	462,530
Real estate service revenue	23,328	24,337	24,538

Total operating revenues	492,321	485,527	487,068

Operating expenses:
Property expenses:
Operating expenses	120,294	118,906	115,987
Real estate taxes	41,360	40,783	41,043
General and administrative	41,851	42,767	41,650
Depreciation and amortization	129,721	121,218	114,738

Total operating expenses	333,226	323,674	313,418

Real estate operating income	159,095	161,853	173,650

Other (expense) income:
Interest expense	(114,978)	(104,492)	(99,018)
Other income	2,681	1,128	1,086
Equity in earnings of unconsolidated entities	6,760	7,034	7,188
Impairment loss on investments	—	(1,100)	(500)
Obligations under lease guarantees	—	(811)	(8,693)

Net other expense	(105,537)	(98,241)	(99,937)

Income from continuing operations before income taxes, minority interest, impairment losses on real estate and gain on sale of properties	53,558	63,612	73,713
Income taxes	(342)	(402)	(257)
Minority interest	(11,670)	(8,924)	(13,801)
Impairment losses on real estate	—	(4,210)	(2,496)
Gain on sale of properties	27,600	4,160	15,652

Income from continuing operations	69,146	54,236	72,811

Discontinued operations	24,441	18,701	36,494

Net income	93,587	72,937	109,305
Less: Dividends on preferred and unvested restricted stock and issuance costs of redeemed preferred stock	(15,885)	(26,532)	(34,636)

Net income available to common shareholders	$77,702	$46,405	$74,669

Basic net income per common share:
Continuing operations	$0.99	$0.53	$0.72
Discontinued operations	0.45	0.36	0.69

Net income	$1.44	$0.89	$1.41

Diluted net income per common share:
Continuing operations	$0.98	$0.53	$0.71
Discontinued operations	0.45	0.36	0.68

Net income	$1.43	$0.89	$1.39

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

(In thousands, except share amounts)	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Cumulative Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2001	8,880,000	51,965,066	$402,000	$520	$955,001	$(179,714)	$—	$1,177,807
Net income	—	—	—	—	—	109,305	—	109,305
Repurchase of common shares	—	(1,400,400)	—	(14)	(35,909)	—	—	(35,923)
Repurchase of preferred shares	(5,177,411)	—	(145,482)	—	4,581	(4,581)	—	(145,482)
Restricted units exchanged for restricted common shares	—	73,797	—	—	—	—	—	—
Exercise of stock options	—	1,117,184	—	10	30,191	—	—	30,201
Conversion of Series A Cumulative Preferred Stock to common stock	(80,000)	80,000	(2,000)	2	1,998	—	—	—
Dividends	—	—	—	—	—	(138,117)	—	(138,117)

Balance at December 31, 2002	3,622,589	51,835,647	254,518	518	955,862	(213,107)	—	997,791
Net income	—	—	—	—	—	72,937	—	72,937
Repurchase of common shares	—	(322,600)	—	(3)	(7,857)	—	—	(7,860)
Repurchase of preferred shares	(3,622,589)	—	(254,518)	—	8,019	(8,019)	—	(254,518)
Stock compensation plans, net	—	263,309	—	3	5,236	—	—	5,239
Issuance of Series E Redeemable Preferred Stock	8,050,000	—	201,250	—	(6,586)	—	—	194,664
Exercise of stock options	—	1,104,597	—	11	21,970	—	—	21,981
Dividends	—	—	—	—	—	(122,663)	—	(122,663)

Balance at December 31, 2003	8,050,000	52,880,953	201,250	529	976,644	(270,852)	—	907,571
Net income	—	—	—	—	—	93,587	—	93,587
Unrealized gains on securities	—	—	—	—	—	—	285	285

Comprehensive income								93,872

Stock compensation plans, net	—	350,305	—	3	3,970	—	—	3,973
Minority units redemptions and exchanges	—	7,256	—	—	1,705	—	—	1,705
Exercise of stock options	—	1,651,847	—	16	43,069	—	—	43,085
Dividends	—	—	—	—	—	(123,235)	—	(123,235)

Balance at December 31, 2004	8,050,000	54,890,361	$201,250	$548	$1,025,388	$(300,500)	$285	$926,971

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended 2004, 2003 and 2002

(In thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$93,587	$72,937	$109,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,095	132,995	130,186
Minority interest	11,670	8,924	13,801
Gain on sale of properties	(27,600)	(4,160)	(15,652)
Gain on sale of discontinued operations	(19,870)	(10,317)	(19,085)
(Gain) loss on sale of residential property	(326)	171	—
Impairment losses on real estate	2,524	7,255	2,496
Impairment losses on investments	—	1,100	500
Obligations under lease guarantees	—	811	8,693
Equity in earnings of unconsolidated entities	(6,760)	(7,034)	(7,188)
Provision for uncollectible accounts	1,552	2,608	7,052
Stock-based compensation	4,138	3,548	4,310
Other	3,264	(142)	3,027
Changes in assets and liabilities:
Decrease in accounts receivable	3,239	7,905	3,989
Increase in accrued straight-line rents	(6,149)	(8,906)	(9,927)
Additions to tenant leasing costs	(14,538)	(19,434)	(11,240)
Increase in intangible assets and prepaid expenses and other assets	(6,422)	(8,934)	(11,437)
(Decrease) increase in accounts payable and accrued expenses	(4,961)	(4,768)	5,535
Increase (decrease) in rent received in advance and security deposits	5,787	(1,081)	874

Total adjustments	80,643	100,541	105,934

Net cash provided by operating activities	174,230	173,478	215,239

Cash flows from investing activities:
Rental property additions	(10,516)	(17,033)	(16,322)
Additions to tenant improvements	(48,327)	(33,634)	(35,303)
Additions to land held for development or sale and construction in progress	(3,656)	(16,448)	(9,817)
Rental property acquisitions	(449,170)	(73,133)	(152,600)
Payments on notes receivable	—	64	3,586
Issuance of notes receivable	(31,230)	(8,009)	(1,442)
Distributions from unconsolidated entities	30,446	14,658	10,933
Contributions to unconsolidated entities	(15,294)	(28,353)	(13,688)
Acquisition of minority interest	(5,392)	(2,330)	(9,557)
Decrease in restricted deposits	1,185	1,956	905
Proceeds from sales of rental properties	233,365	52,156	176,119
Proceeds from sale of residential property	2,727	14,164	—

Net cash used in investing activities	(295,862)	(95,942)	(47,186)

Cash flows from financing activities:
Repurchase of common shares	—	(7,858)	(35,923)
Repurchase and redemption of preferred shares	—	(254,518)	(145,482)
Proceeds from the issuance of preferred stock	—	194,664	—
Excercises of stock options	43,449	22,170	28,810
Proceeds from the issuance of unsecured notes	419,967	—	616,534
Repayment of unsecured notes	(150,000)	—	—
Net borrowings (repayments) on unsecured credit facility	51,500	155,500	(369,000)
Repayments of mortgages payable	(107,886)	(56,365)	(117,526)
Proceeds from mortgages	—	3,216	—
Dividends and distributions to minority interests	(134,962)	(135,284)	(148,385)

Net cash provided by (used in) financing activities	122,068	(78,475)	(170,972)

Increase (decrease) in cash and cash equivalents	436	(939)	(2,919)
Cash and cash equivalents, beginning of the period	4,299	5,238	8,157

Cash and cash equivalents, end of the period	$4,735	$4,299	$5,238

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $457, $1,696 and $3,274, respectively)	$112,088	$104,582	$87,594

Cash (refunds) paid for income taxes	$(54)	$10	$(933)

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

In June 2003, we completed our plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. On June 30, 2004, we contributed substantially all of our assets to CarrAmerica Realty Operating Partnership, L.P. (the Operating Partnership) in exchange for units of common and preferred partnership interest in the Operating Partnership. The Operating Partnership assumed substantially all of our liabilities. Since the UPREIT restructuring, substantially all of our business is being conducted through the Operating Partnership and our primary asset is our interest in the Operating Partnership. At December 31, 2004, we owned all of the outstanding units of partnership interest of the Operating Partnership.

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

Management has made a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Estimates are required in order for us to prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates are required in a number of areas, including estimating the depreciable lives of assets, evaluating the impairment of long-lived assets and investments, allocating the purchase cost of acquired properties, assessing our probable liability under lease guarantees for HQ Global Workplaces, Inc. (HQ Global) and evaluating the collectibility of accounts receivable. Actual results could differ from these estimates.

(c) Rental Property

Properties to be developed or held and used in rental operations are carried at cost less accumulated depreciation and impairment losses, where appropriate. Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and impairment losses, where appropriate) or estimated fair value less costs to sell. Properties are considered held for sale when they are subject to a contract of sale meeting criteria specified by senior management (e.g., contingencies are met or waived, a nonrefundable deposit is paid, etc.). Depreciation on these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale. Revenues and expenses of properties that are classified as held for sale or sold are presented as discontinued operations for all periods presented in the Statements of Operations if the properties will be or have been sold on terms where we have limited or no continuing involvement with them after the sale.

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Furniture, fixtures and equipment	5 to 15 years

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

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

The fair value of in-place leases includes the effect of leases with above or below market rents, where applicable, customer relationship value and the cost of acquiring existing tenants at the date of acquisition. Above market and below market in-place lease values are determined on a lease by lease basis based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid under the lease and (b) our estimate of the fair market lease rate for the corresponding space over the remaining non-cancellable terms of the related leases. The capitalized below market lease values are amortized as an increase to rental revenue over the initial term and any below market renewal periods of the related leases. Capitalized above market lease values are amortized as a decrease to rental revenue over the initial term of the related leases. Customer relationship values are determined based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics we consider include the nature and extent of our existing business relationships with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals. The value of customer relationship intangibles is amortized to expense over the lesser of the initial lease term and any expected renewal periods or the remaining useful life of the building. We determine the fair value of the cost of acquiring existing tenants by estimating the lease commissions avoided by having in-place tenants and the avoided lost operating income for the estimated period required to lease the space occupied by existing tenants at the acquisition date. The cost of acquiring existing tenants is amortized to expense over the initial term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to expense.

(e) Geographic Concentration

As of December 31, 2004, we owned greater than 50% interests in and consolidated 251 operating office buildings located in the United States. The following table summarizes the number of buildings, the rentable square footage and the percentage of property operating income by market.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Market	Number of Buildings	Rentable Square Footage	Percent of Property Operating Income[1] for the Year Ended 12/31/04
San Francisco Bay Area	85	6,323,849	34.3
Washington, D.C. Metro	23	4,258,212	29.6
Orange County, CA	22	971,691	4.0
Los Angeles	16	660,226	2.9
San Diego	26	1,313,886	8.1
Seattle	29	1,498,473	5.2
Chicago	7	1,225,117	2.7
Dallas	9	1,005,655	3.0
Phoenix	4	532,506	3.2
Denver	9	904,717	3.4
Salt Lake City	11	628,399	2.1
Austin	4	265,901	0.6
Portland	6	275,193	0.9

	251	19,863,825	100.0

[1]	Property operating income is property operations revenue less property operating expenses.

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

(h) Fair Values of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair values because of their short-term maturities. The carrying amount of notes receivable approximate their fair values. Fair value information relating to mortgages and notes payable is provided in note 2.

(i) Revenue Recognition

We recognize minimum base rental revenue under tenant leases on a straight-line basis over the terms of the related leases. Accrued straight-line rents represent the rental revenue recognized in excess of rents due under the lease agreements at the balance sheet date. We recognize revenues for recoveries from tenants of real estate taxes, insurance and other costs in the period in which the related expenses are incurred. We recognize revenues for rents that are based on a percentage of a tenant’s sales in excess of levels specified in the lease agreement when the tenant’s sales actually exceed the specified minimum level. We recognize lease termination fees on the termination date or over the shortened remaining term of the lease. We recognized lease termination fees of $7.0 million, $6.4 million and $4.4 million in 2004, 2003 and 2002, respectively. These fees are included in parking and other tenant charges in the Statements of Operations.

We recognize revenue for services on properties we manage, lease or develop for unconsolidated entities or third parties when the services are performed. Revenue for development and leasing services to affiliates is reduced to eliminate profit to the extent of our ownership interest.

We provide for potentially uncollectible accounts and notes receivable and accrued straight-line rents based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor,

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. During 2004, 2003 and 2002, we recognized bad debt expense of $1.6 million, $2.6 million and $7.1 million, respectively.

(j) Income and Other Taxes

In general, a REIT that meets certain organizational and operational requirements and distributes at least 90 percent of its REIT taxable income to its shareholders in a taxable year will not be subject to income tax to the extent of the income it distributes. We qualify and intend to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended. As a result, no provision for federal income taxes on income from continuing operations is required, except for taxes on certain property sales and on income, if any, of our taxable REIT subsidiaries (TRS). If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income and franchise taxes and to federal income and excise taxes on any undistributed income.

We incurred current federal and state income and franchise taxes of approximately $0.3 million, $0.4 million and $0.3 million in 2004, 2003 and 2002, respectively. As of December 31, 2004, we had a capital loss carryforward of $28.0 million which will expire December 31, 2007.

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

	December 31, 2004	December 31, 2003
(In thousands)
Rental property	$186	$—
Net operating loss carryforwards	6,939	5,612
Interest deduction carrryforwards	3,064	2,460
Intangibles/investments	398	696
Accrued compensation	511	392
Allowance for doubtful accounts	83	24
Rents received in advance	1	—

Deferred tax assets	11,182	9,184
Less: Valuation allowance	(11,162)	(9,184)

Net deferred tax assets	$20	$—

Realization of deferred tax assets related to the net operating loss and interest deduction carryforwards of our TRSs is primarily dependent on future earnings. Based on our TRS’s history of operating losses and because we have no tax-planning strategies to utilize net operating loss and interest deduction carryforwards, and no contemplated transactions to generate significant future operating profits, we have concluded that it is more likely than not that these deferred tax assets will not be realized. Accordingly, as of December 31, 2004 and 2003, we had a valuation allowance for substantially all of the net deferred tax assets of our TRSs. As of December 31, 2004, our TRSs had net operating loss carryforwards available for federal income tax purposes of approximately $17 million, which expire at various dates between 2009 and 2023.

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands)	2004	2003	2002
Net income	$93,587	$72,937	$109,305
Depreciation/amortization timing differences on real estate	35,514	36,266	44,868
Straight-line rent adjustments	236	(7,280)	(6,315)
Earnings adjustment on consolidated and unconsolidated entities	6,015	7,227	(13,715)
Rents received in advance	2,514	(217)	3,794
Bad debts	(949)	(94)	(1,930)
Difference between book and tax gain on sales of real estate	(47,470)	(7,010)	(13,002)
Compensation expense	(3,185)	(6,075)	(2,051)
Interest deduction carryforward	(14,478)	—	—
Other	2,118	(4,215)	120

Estimated taxable income	$73,902	$91,539	$121,074

Reconciliation Between Dividends Paid and Dividends Paid Deductions (Unaudited)

The following table reconciles cash dividends paid and the dividends paid deduction for income tax purposes:

(In thousands)	2004	2003	2002
Cash dividends paid	$122,672	$123,030	$136,359
Dividends carried back to the prior year	—	—	(10,403)
Earnings and profits limitation	(25,175)	(21,529)	—

Dividends paid deduction	$97,497	$101,501	$125,956

Characterization of Distributions (Unaudited)

The following table characterizes distributions paid per common share:

	2004	2003	2002
Ordinary income	76%	79%	100%
Non-taxable dividend	24%	21%	—

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information relating to the computations of our basic and diluted EPS for income from continuing operations:

	Year Ended December 31, 2004
(In thousands, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$53,261	53,903	$0.99
Effect of Dilutive Securities - Stock options	—	511	(0.01)

Diluted EPS	$53,261	54,414	$0.98

	Year Ended December 31, 2003
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$27,704	51,913	$0.53
Effect of Dilutive Securities - Stock options	—	660	—

Diluted EPS	$27,704	52,573	$0.53

	Year Ended December 31, 2002
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$38,175	52,817	$0.72
Effect of Dilutive Securities - Stock options	—	910	(0.01)

Diluted EPS	$38,175	53,727	$0.71

Income from continuing operations is reconciled to earnings available to common shareholders as follows:

(In thousands)	2004	2003	2002
Income from continuing operations	$69,146	$54,236	$72,811
Dividends on preferred stock	(15,094)	(18,021)	(30,055)
Dividends on unvested restricted stock	(791)	(492)	—
Issuance costs of redeemed preferred stock	—	(8,019)	(4,581)

Earnings available to common shareholders	$53,261	$27,704	$38,175

On July 31, 2003, the Securities and Exchange Commission (SEC) issued a clarification of Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” Topic D-42 provides, among other things, that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of EPS. The SEC’s clarification of the guidance in Topic D-42 provides that the carrying amount of the preferred stock should be reduced by the related issuance costs. The July 2003 clarification of Topic D-42 was effective for us for the quarter ended September 30, 2003 and we retroactively reflected the impact of Topic D-42 in the financial statements of prior periods.

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

(In thousands, except per share data)	2004	2003	2002
Net income as reported	$93,587	$72,937	$109,305
Stock-based compensation cost from stock option plans included in net income	152	150	—
Stock-based compensation cost from restricted stock plan included in net income	3,986	3,398	4,310
Fair value of stock-based compensation	(4,942)	(5,830)	(7,561)

Pro forma net income	$92,783	$70,655	$106,054

Earnings per share as reported:
Basic	$1.44	$0.89	$1.41
Diluted	1.43	0.89	1.39
Earnings per share, pro forma:
Basic	$1.43	$0.85	$1.35
Diluted	1.41	0.85	1.33

The per share weighted-average fair values of stock options granted during 2003 and 2002 were $1.78 and $3.12, respectively, on the date of grant. No stock options were granted in 2004. These values were determined using the Black-Scholes option-pricing model and the following assumptions:

	Expected Dividend Yield	Risk Free Interest Rate	Expected Stock Volatility	Expected Option Life in Years
2003	7.33%	3.42%	20.86%	7.00
2002	7.80%	4.86%	23.89%	6.81

Additional information concerning stock/unit compensation plans is presented in note 9.

(o) New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses the consolidation of variable interest entities (“VIEs”) in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The adoption of Interpretation No. 46 in 2003 had no effect on our financial statements. In December 2003, the FASB issued a revised Interpretation No. 46 which modified and clarified various aspects of the original Interpretation. The adoption of the revised Interpretation No. 46 in 2003 also had no effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost. SFAS No. 150 was effective for us as of July 1, 2003 and adoption did not affect our financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the compensation cost relating to share-based payment transactions be recognized in financial statements. It is required to be applied by us beginning July 1, 2005. We intend to adopt SFAS No. 123(R) using the modified prospective application method which

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

requires, among other things, that we recognize compensation cost for all awards outstanding at July 1, 2005, for which the requisite service has not yet been rendered. Because we have used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2003, and do not expect to have significant unvested awards from periods prior to January 1, 2003 outstanding at July 1, 2005, adoption of SFAS No. 123 (R) is not expected to have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. The statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

(p) Reclassifications

Some prior years’ amounts have been reclassified to conform to the current year’s presentation.

(2) Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	December 31, 2004	December 31, 2003
Fixed rate mortgages	$262,930	$390,040
Notes payable	19,228	—
Unsecured credit facility	295,000	243,500
Senior unsecured notes	1,375,000	1,100,000

	1,952,158	1,733,540

Unamortized discount and fair value adjustment, net	(11,028)	(5,892)

	$1,941,130	$1,727,648

Mortgages payable are collateralized by properties and generally require monthly principal and/or interest payments. The mortgages payable outstanding at December 31, 2004 mature in 2009. The weighted average interest rate of mortgages payable was 7.94% at December 31, 2004 and 7.88% at December 31, 2003. The net book value of properties pledged as collateral for mortgages payable was $240.4 million and $523.5 million as of December 31, 2004 and 2003, respectively.

During 2004, we extinguished early $92.2 million of mortgages. In connection with these extinguishments, we incurred prepayment penalties of $3.3 million which is included in interest expense. We also converted $19.7 million of mortgage debt to notes payable secured by letters of credit.

Our primary external source of liquidity is our credit facility. On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced and was used to repay all amounts outstanding under our previous unsecured senior credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.05% as of December 31, 2004. As of December 31, 2004, $295.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $169.1 million available for borrowing.

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

As of December 31, 2004, we are in compliance with all debt covenants, however, our ability to draw on our unsecured credit facility or incur other unsecured debt in the future could be restricted by the covenants. Our maximum ratio of total debt to tangible fair market value of our assets cannot exceed 55%. As of December 31, 2004, our total debt to tangible fair market value was 53.2% and could restrict our ability to draw the full amount available to us under our credit facility or to incur significant other debt. We anticipate reducing our total debt ratio by paying down our outstanding unsecured debt obligations using the proceeds from property dispositions expected to close in 2005. In addition, we expect to receive from our credit facility lenders a modification of the total debt covenant increasing the maximum ratio of total debt to tangible fair market value of our assets to 60%. There can be no assurance, however, that planned property dispositions will close or that our credit facility lenders will consent to modifications to the total debt covenant. If our total debt ratio increases further and we do not obtain the modification of the ratio to 60%, it could impact our business and operations, including limiting our ability to incur additional unsecured debt, including drawing on our unsecured line of credit which is our primary source of liquidity, or to invest in properties.

We have senior unsecured notes outstanding at December 31, 2004 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
6.625% notes due in 2005	$100,000	$(104)	$—	$99,896
7.375% notes due in 2007	125,000	(362)	—	124,638
5.261% notes due in 2007	50,000	(88)	—	49,912
5.25% notes due in 2007	175,000	(789)	(290)	173,921
3.625% notes due in 2009	225,000	(650)	(2,962)	221,388
6.875% notes due in 2008	100,000	(1,308)	—	98,692
5.125% notes due in 2011	200,000	(600)	—	199,400
7.125% notes due in 2012	400,000	(3,875)	—	396,125

	$1,375,000	$(7,776)	$(3,252)	$1,363,972

We had senior unsecured notes outstanding at December 31, 2003 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.20% notes due in 2004	$150,000	$(113)	$2,058	$151,945
6.625% notes due in 2005	100,000	(743)	—	99,257
7.375% notes due in 2007	125,000	(507)	—	124,493
5.261% notes due in 2007	50,000	(117)	—	49,883
5.25% notes due in 2007	175,000	(1,061)	739	174,678
6.875% notes due in 2008	100,000	(1,722)	—	98,278
7.125% notes due in 2012	400,000	(4,426)	—	395,574

	$1,100,000	$(8,689)	$2,797	$1,094,108

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These include:

•	Limits on our total indebtedness on a consolidated basis;

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of December 31, 2004.

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

$150.0 million of senior unsecured notes matured on July 1, 2004 and were repaid on that date using borrowings from our unsecured credit facility.

Debt maturities as of December 31, 2004 are summarized as follows:

(in thousands)

2005	$121,056
2006	8,241
2007	650,667
2008	106,131
2009	466,063
2010 & thereafter	600,000

$1,952,158

Debt maturities for 2005 include $100.0 million of senior unsecured notes due in March which we expect to pay with amounts drawn on our line of credit or from the proceeds of property dispositions.

Restricted deposits consist primarily of escrow deposits. These deposits are required by lenders to be used for future building renovations or tenant improvements or as collateral for letters of credit.

The estimated fair value of our mortgages and notes payable at December 31, 2004 and 2003 was approximately $313.9 million and $437.4 million, respectively. The estimated fair value is based on the borrowing rates available to us for fixed rate mortgages payable with similar terms and average maturities. The fair value of the unsecured credit facility at December 31, 2004 and 2003 approximates book value. The estimated fair value of our senior unsecured notes at December 31, 2004 and 2003 was approximately $1,444.7 million and $1,185.6 million, respectively. The estimated fair value is based on the borrowing rates available to us for debt with similar terms and maturities.

(3) Derivative Financial Instruments

On May 8, 2002, we entered into interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. hedging $150.0 million of senior unsecured notes due July 2004. We received interest at a fixed rate of 7.2% and paid interest at a variable rate of six-month LIBOR in arrears plus 2.72%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized reductions in interest expense for 2004, 2003 and 2002 of approximately $1.9 million, $4.9 million and $2.7 million, respectively, related to the swaps. The notes were repaid upon maturity on July 1, 2004 and the related interest rate swap agreements expired.

On November 20, 2002, in conjunction with the issuance of $175.0 million of senior unsecured notes, we entered into interest rate swap agreements with JP Morgan Chase, Bank of America, N.A. and Goldman, Sachs & Co.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We receive interest at a fixed rate of 5.25% and pay interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of December 31, 2004 and 2003, the fair value of the interest rate swaps was a payable of approximately $(0.3) million and a receivable of approximately $0.7 million, respectively. We recognized reductions in interest expense for 2004, 2003 and 2002 of approximately $2.6 million, $4.5 million and $0.4 million, respectively, related to the swaps. As of December 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on the notes was reduced to 3.75%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JP Morgan Chase and Bank of America, N.A. We receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of December 31, 2004, the fair value of the interest rate swaps was a payable of approximately $(3.0) million. We recognized a reduction in interest expense for 2004 of approximately $0.6 million related to the swaps. As of December 31, 2004, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 2.98%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JP Morgan Chase, Goldman Sachs & Co. and Morgan Stanley in anticipation of our $200.0 million senior unsecured bond offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and accordingly, the settlement is being amortized to interest expense over the life of our senior unsecured notes due in 2011. During 2004, the impact of the interest rate locks on interest expense was not material.

As part of the assumption of $63.5 million of debt associated with the purchase of two operating properties in August 2002, we purchased interest rate caps with a notional amount of $97.0 million and LIBOR capped at 6.75%. These interest rate caps expired in September 2004.

In December 2003, we purchased an interest rate cap with a notional amount of $100.0 million and LIBOR capped at 8.0% which expires in January 2005. The fair market value at December 31, 2004 of this interest rate cap was not material.

In January 2005, we purchased an interest rate cap with a notional amount of $200.0 million and LIBOR capped at 7.5% which expires in February 2006.

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

One of the guaranteed leases that was not rejected by HQ Global runs though January 2013, and is for approximately 19,000 square feet of space in San Mateo, California. In the second quarter of 2002, we accrued a provision for loss under this guarantee of $6.9 million based on the assumption that HQ Global would reject this lease and based on our estimates of the mitigated damages that would be incurred under the lease. In January 2003, HQ Global assigned its interest as a tenant in this lease to us and we in turn subleased the space back to HQ Global at current market rates together with the right to participate in a portion of HQ Global’s future profits, if any, generated by its operations in the space. These agreements were subject to approval by the bankruptcy court and would have been enforceable only if HQ Global successfully reorganized and emerged from bankruptcy proceedings. On September 15, 2003, HQ Global’s plan of reorganization was approved by the bankruptcy court. Based on HQ Global’s reorganization plan being approved and HQ Global’s operating performance in the space, we reevaluated our estimated loss related to the guarantee and reduced our provision for loss under this guarantee by $4.6 million in the third quarter of 2003 to $2.3 million. At December 31, 2004, our provision for loss under this agreement was reduced to $1.9 million as a result of net rental payments made.

(5) Minority Interest

At the time we were incorporated and our majority-owned subsidiary, Carr Realty Holdings, L.P. was formed, those who contributed interests in properties to Carr Realty Holdings, L.P. had the right to elect to receive either our common stock or units of limited partnership interest in Carr Realty Holdings, L.P. In addition, we have acquired assets since our formation by issuing distribution paying units and non-distribution paying units of Carr Realty Holdings, L.P. and CarrAmerica Realty, L.P. (collectively referred to as Unitholders). The non-distribution paying units cannot receive any distributions until they automatically convert into distribution paying units in the future. During 2003 and 2002, 89,364 and 89,357 non-distribution paying units, respectively, were converted to distribution paying units. A distribution paying unit, subject to restrictions, may be redeemed at any time for either one share of our common stock, or at our option, cash equal to the fair market value of a share of our common stock at the redemption date. During 2004, 2003 and 2002, 148,322, 16,125 and 278,799 distribution paying units, respectively, of Carr Realty Holdings, L.P. were redeemed for cash or our common stock. During 2004, 2003 and 2002, 122,608, 57,885 and 25,509 units, respectively, of CarrAmerica Realty, L.P. were redeemed for cash or our common stock. Minority interest in the financial statements relates primarily to Unitholders in these partnerships.

The following table summarizes the outstanding shares of our common stock and preferred stock which was convertible into our common stock and outstanding units of Carr Realty Holdings, L.P. and CarrAmerica Realty, L.P.:

(In thousands)	Common Stock Outstanding	Convertible Preferred Stock Outstanding	Distribution Paying Units Outstanding	Non-Distribution Paying Units Outstanding
As of December 31,
2004	54,890	—	5,323	—
2003	52,881	—	5,606	—
2002	51,836	—	5,579	89

Weighted average for:
2004	54,230	—	5,407	—
2003	52,185	—	5,587	53
2002	52,827	3	5,671	142

(6) Other Investments in Unconsolidated Entities and Affiliate Transactions

We utilize joint venture arrangements on projects characterized by large dollar-per-square foot costs and/or when we desire to limit capital deployment in certain of our markets. We own interests ranging from 15% to 50% in real estate property operations and development operations through unconsolidated entities. We had eleven

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

investments at December 31, 2004, eleven investments at December 31, 2003 and ten investments at December 31, 2002 in these unconsolidated entities. Adjustments are made to equity in earnings of unconsolidated entities to account for differences in the amount at which our investment is carried and the amount of our underlying equity in the net assets.

During 2004, we entered into a new joint venture arrangement which acquired operating properties and land. The table below details our 2004 joint venture investments.

Property Name	Market	Month Acquired	Ownership Percentage	Number of Buildings	Rentable Square Footage	Investment Cost[1] (000)
Legacy	Dallas, TX	Sep-04/Oct-04	20%	3	393,136	$14,179
Legacy land	Dallas, TX	Dec-04	20%	n/a	n/a	233

				3	393,136	$14,412

[1]	Represents net investment in joint venture.

The combined condensed financial information for the unconsolidated entities accounted for using the equity method is as follows:

(In thousands)	December 31,
	2004	2003
Balance Sheets
Assets
Rental property, net	$1,189,968	$1,046,464
Land and construction in progress	32,263	92,494
Cash and cash equivalents	36,135	29,883
Other assets	66,703	49,329

	$1,325,069	$1,218,170

Liabilities and Partners’ Capital
Liabilities:
Notes payable	$844,049	$740,608
Other liabilities	46,754	31,320

Total liabilities	890,803	771,928
Partners’ capital	434,266	446,242

	$1,325,069	$1,218,170

	Year Ended December 31,
	2004	2003	2002
Statements of Operations
Revenue	$188,819	$148,512	$134,903
Depreciation and amortization expense	46,295	35,976	33,188
Interest expense	48,069	35,136	36,737
Other expenses	28,769	55,047	47,212
Gain on sale of assets	40,656	—	18,162

Net income	$106,342	$22,353	$35,928

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $9.1 million in 2004, $8.1 million in 2003 and $8.0 million in 2002. Accounts receivable from joint ventures and other affiliates were $1.8 million at December 31, 2004 and $0.7 million at December 31, 2003.

We had a consulting agreement until June of 2003 when it expired with Oliver T. Carr, Jr., a former member of our Board of Directors, under which Mr. Carr provided services to us. We paid Mr. Carr $104,750 in 2003 and $105,000 in 2002. In December 2003, we acquired from The Oliver Carr Company its remaining interest in Carr

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Real Estate Services Inc. for $0.2 million in cash. As a result, Carr Real Estate Services Inc. is now wholly owned by us. Our former director, Oliver T. Carr, Jr. and our Chairman and Chief Executive Officer, Thomas A. Carr, served as directors of, and have direct or indirect interests in, The Oliver Carr Company.

As of December 31, 2004, we guaranteed $40.0 million of debt related to a joint venture and $41.1 million of debt related to development projects we have undertaken with third parties.

We have minority ownership interests in two non-real estate operating companies, AgilQuest and essention, which we account for using the cost method and in which we invested $2.8 million and $1.7 million, respectively. We evaluate these investments regularly considering factors such as the companies’ progress against their business plans, their operating results and the estimated fair values of their equity securities. Based on these evaluations, we recognized impairment losses of $1.1 million on our investment in AgilQuest in 2003 and $0.5 million on our investment in essention in 2002.

During 2003, we provided mezzanine loans and guaranties to third-parties for development management projects. The purpose of these VIEs is to build and own office buildings in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary of either entity and, accordingly, we do not consolidate them. Our maximum exposure to loss as of December 31, 2004 is $62.7 million, the sum of our notes receivable ($21.6 million) and the maximum exposure under the guaranties ($41.1 million).

In December 2004, we provided mezzanine financing to a third-party joint venture. This VIE owns property in Texas. Based upon our analysis, we believe that we are not the primary beneficiary of this entity and, accordingly, we do not consolidate it. Our maximum exposure to loss as of December 31, 2004 is $13.7 million, the balance of our note receivable.

(7) Lease Agreements

Space in our rental properties is leased to approximately 1,027 tenants. In addition to minimum rents, the leases typically provide for other rents, which reimburse us for specific property operating expenses and real estate taxes. The future minimum straight-line base rent to be received under noncancellable tenant operating leases and the percentage of total rentable space under leases expiring each year, as of December 31, 2004 are summarized as follows:

(In thousands)	Future Minimum Rent	Percentage of Total Space Under Lease Expiring
2005	$390,152	8.3
2006	337,557	15.0
2007	280,878	12.9
2008	227,886	12.9
2009	169,121	13.6
2010 & thereafter	613,290	25.6

	$2,018,884

The leases also generally provide for additional rent based on increases in the Consumer Price Index (CPI) and increases in operating expenses. Increases are generally payable in equal installments throughout the year.

We lease land for two office properties located in metropolitan Washington, D.C., one office property located in Santa Clara, California and one office property in Palo Alto, California. We also lease land adjacent to an office property in Chicago, Illinois. We lease office space in metropolitan Washington, D.C. for our own use, part of which is being subleased. The initial terms of these leases range from 5 years to 99 years. The longest lease matures in 2086. The minimum base annual rent for these leases is approximately $5.4 million.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Our Board of Directors has authorized us to spend up to $400.0 million to repurchase our common stock, preferred stock and debt securities, excluding the common shares repurchased from Security Capital Group Incorporated in November 2001 and our preferred stock redemptions September 2002, March 2003 and October 2003, which were separately approved. Since the start of this program in mid-2000 through December 31, 2004, we have acquired approximately 10.4 million of our common shares for an aggregate purchase price of approximately $296.9 million. We continue to monitor market conditions and other alternative investments in order to evaluate whether repurchase of our securities is appropriate.

(9) Stock/Unit Compensation Plans

As of December 31, 2004, we had three option plans. Two plans are for the purpose of attracting and retaining executive officers and other key employees (1997 Employee Stock Option and Incentive Plan and the 1993 Carr Realty Option Plan). The other plan is for the purpose of attracting and retaining directors who are not employees (1995 Non-Employee Director Stock Option Plan).

The 1997 Employee Stock Option and Incentive Plan (“Stock Option Plan”) allows for the grant of options to purchase our common stock at an exercise price equal to the fair market value of the common stock at the date of grant. At December 31, 2004, we had 10,000,000 shares of common stock and units reserved so we could issue them under the Stock Option Plan. At December 31, 2004, 2,608,546 options were outstanding. All of the outstanding options have a 10-year term from the date of grant. 1,439,426 options vest over a four-year period, 25% per year, 380,000 options vest at the end of five years, 72,246 options vest over a three-year period, 33 1/3% per year and 14,645 vest within the first year after grant. The balance of the options vests over a five-year period, 20% per year.

The 1993 Carr Realty Option Plan allows for the grant of options to purchase units of Carr Realty Holdings, L.P. (unit options). These options were exercisable at the fair market value of the units at the date of grant, which is equivalent to the fair market value of our common stock on that date. Units (following exercise of unit options) are redeemable for cash or common stock, at our option. At December 31, 2004, all grants under this plan had been exercised or expired.

The 1995 Non-Employee Director Stock Option Plan provides for the grant of options to purchase our common stock at an exercise price equal to the fair market value of the common stock at the date of grant. Under this plan, newly elected non-employee directors are granted options to purchase 3,000 shares of common stock when they start serving as a director. In connection with each annual election of directors, a continuing non-employee director will receive options to purchase 7,500 shares of common stock. The stock options have a 10-year term from the date of grant and vest over three years, 33 1/3% per year. At December 31, 2004, we had 270,000 shares of common stock authorized for grant under this plan with 57,180 outstanding.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Unit and stock option activity during 2004, 2003 and 2002 is summarized as follows:

	1993 Plan		1995 Plan		1997 Plan
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Outstanding at December 31, 2001	159,422	$24.194	137,193	$25.435	6,150,725	$25.277
Granted	—	—	—	—	607,193	30.315
Exercised	—	—	33,000	26.338	1,010,125	23.503
Forfeited	—	—	12,500	26.302	471,682	25.370

Outstanding at December 31, 2002	159,422	24.194	91,693	24.993	5,276,111	26.206
Granted	—	—	—	—	436,500	23.352
Exercised	81,500	22.880	29,513	24.354	1,017,847	22.260
Forfeited	60,033	25.261	5,000	29.375	246,682	26.744

Outstanding at December 31, 2003	17,889	26.377	57,180	24.939	4,448,082	26.769
Granted	—	—	—	—	—	—
Exercised	12,889	28.075	—	—	1,666,007	26.399
Forfeited	5,000	22.880	—	—	173,529	27.328

Outstanding at December 31, 2004	—	$—	57,180	$24.939	2,608,546	$27.001

Options exercisable at:
December 31, 2002	159,422	24.194	89,193	25.001	2,129,602	27.046
December 31, 2003	17,889	26.377	57,180	24.939	2,771,083	27.435
December 31, 2004	—	—	57,180	24.939	1,943,596	26.906

The following table summarizes information about our stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/2004	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of 12/31/2004	Weighted-Average Exercise Price
$17.00-$20.00	3,000	0.3	$17.7500	3,000	$17.7500
$20.01-$23.00	185,522	5.0	20.8488	185,522	20.8515
$23.01-$26.00	901,498	5.3	23.7982	655,700	23.9697
$26.01-$29.00	583,572	5.9	28.6251	391,170	28.6328
$29.01-$32.00	992,134	4.6	30.0169	765,384	29.8961

	2,665,726	5.1	$26.9566	2,000,776	$26.8500

We have also granted to key executives and directors 1,206,145 restricted stock units or shares under the Stock Option Plan. The units were convertible to shares of common stock on a one-for-one basis as they vested at the option of the executive. The fair market values of the units or shares at the dates of grant ranged from $20.69 to $33.15 per unit. The units vested ratably over five years and the shares vested ratably over one or four years. We recognized the fair value of the units or shares awarded at dates of grant as compensation cost on a straight-line basis over the terms of the awards. Compensation expense related to these awards was $4.0 million in 2004, $3.4 million in 2003 and $4.3 million in 2002. During 2003 and 2002, the remaining unvested stock units were exchanged for shares of restricted common stock with the same terms as the unvested units. At December 31, 2004, there were 103,368 deferred vested units outstanding that are convertible to common stock over the period to 2008 or when the employees leave us, if sooner.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Gain on Sale of Properties, Impairment Losses on Real Estate and Discontinued Operations

The following table summarizes our gain on sale of properties and impairment losses on real estate:

(In thousands)	2004	2003	2002
Sales of land/development properties	$—	$111	$—
Reversal of tax provision on sale of property	7,536	—	—
Sales of rental properties	20,064	4,049	15,652

Gain on sales of properties	27,600	4,160	15,652
Impairment losses	—	(4,210)	(2,496)

	$27,600	$(50)	$13,156

We dispose of assets (sometimes using tax-deferred exchanges) that are inconsistent with our long-term strategic or return objectives or where market conditions for sale are favorable. The proceeds from the sales are redeployed into other properties or used to fund development operations or to support other corporate needs. The tables below summarize property sales for 2004, 2003 and 2002:

	2004
Property Name	Market	Month Sold	Number of Buildings	Rentable Square Footage	Net Proceeds (000)	Gain Recognized (000)
Tower of the Hills[1]	Austin, TX	Mar-04	2	166,149	$10,512	$66
Atlanta Portfolio*	Atlanta, GA	Sep-04	15	1,696,757	191,190	19,804
First Street Technology[2]	San Francisco, CA	Dec-04	1	67,582	4,760	—
Valley Business Park I3	San Francisco, CA	Dec-04	2	67,785	6,543	—

[1]	We recognized an impairment loss of $3.0 million on this property in the fourth quarter of 2003.
[2]	We recognized an impairment loss of $2.2 million on this property in the fourth quarter of 2004.
[3]	We recognized an impairment loss of $0.3 million on this property in the fourth quarter of 2004.
*	15 operating office buildings located in Atlanta, Georgia. The properties were Glenridge, Holcomb Place, Midori, Parkwood, Summit, Spalding Ridge, 2400 Lake Park Dr., 680 Engineering Dr., Embassy Row, Waterford and Forum.

	2003
Property Name	Market	Sale Date	Number of Buildings	Square Footage	Net Cash Proceeds (000)	Gain Recognized (000)
Wateridge	San Diego, CA	May-03	1	62,194	$9,277	$3,571
Katella	Los Angeles, CA	Aug-03	1	80,609	10,138	3,627
Pacificare	Los Angeles, CA	Sep-03	1	104,377	14,485	6,380
Lakewood[1]	Atlanta, GA	Sep-03	1	80,816	4,621	48
Century Springs	Atlanta, GA	Nov-03	1	95,206	7,091	310

[1]	We recognized an impairment loss of $2.7 million on this property in the second quarter of 2003.

	2002
Property Name	Market	Sale Date	Number of Buildings	Square Footage	Net Cash Proceeds (000)	Gain Recognized (000)
Wasatch 17	Salt Lake City, UT	May-02	1	72,088	$10,699	$3,340
Commons @ Las Colinas	Dallas, TX	Aug-02	3	604,234	118,720	19,085
Braker Point	Austin, TX	Aug-02	1	195,230	38,469	7,041

During 2004, we disposed of 12 operating properties (17 buildings) recognizing gains $19.9 million. We also disposed of two operating properties (3 buildings) on which we recognized impairment losses of $2.5 million. We have no continuing involvement with these properties and, accordingly, the gains on these sales and impairment losses are classified as discontinued operations.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the fourth quarter of 2004, an unconsolidated entity in which we held an interest sold an office property. We recognized a gain from this sale of $20.1 million which is classified as continuing operations. In addition, we reversed a tax provision of $7.5 million related to a property sale in 2000 as a result of the favorable resolution of a tax contingency.

During 2003, we disposed of five operating properties and one parcel of land, recognizing a gain of $14.5 million, $10.3 million of which is classified as discontinued operations. We continue to manage two properties (Wateridge and Lakewood) under management agreements and the gain on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. We have no continuing involvement with the Katella, Pacificare and Century Springs properties and, accordingly, the gains on these sales and the operating results of the properties are classified as discontinued operations. We also recognized an impairment loss of $2.7 million on the Lakewood property and an impairment loss of $1.5 million on land holdings which are classified as continuing operations and an impairment loss of $3.0 million on our Tower of the Hills property which is classified as discontinued operations. Tower of the Hills was subject to a contract of sale at December 31, 2003, and met our criteria for the property and related assets to be classified as held for sale at that date. The sale of the property closed in the first quarter of 2004

During 2002, we disposed of four operating properties (five buildings), recognizing a gain of $29.8 million, $19.1 million of which is classified as discontinued operations. We had no continuing involvement with Commons at Las Colinas and, accordingly, the gain on sale and results of operations of that property are classified as discontinued operations. We continued to manage two of the properties (Wasatch 17 and Braker Point) under management agreements and, accordingly, the gains on these sales and operating results of these properties are classified as continuing operations due to our continuing involvement. We also recognized impairment losses of $2.5 million on land holdings and our share of a gain on a sale of a property in which we held an interest through an unconsolidated entity ($4.9 million) in continuing operations.

The operating results of the properties classified as discontinued operations are summarized as follows:

(In thousands)	2004	2003	2002
Revenues	$22,203	$37,427	$48,419
Property expenses	9,733	15,206	15,713
Depreciation and amortization	5,375	10,792	15,297

Net operations of properties sold	7,095	11,429	17,409
Impairment losses	(2,524)	(3,045)	—
Gain on sale of properties	19,870	10,317	19,085

Discontinued operations	$24,441	$18,701	$36,494

Number of buildings	20	23	26

We are currently marketing for sale CarrAmerica Corporate Center, an approximately 1.0 million rentable square feet property, in the San Francisco Bay area of California and two properties with approximately 0.3 million rentable square feet in Southern California. The three properties had a net book value at December 31, 2004 of approximately $132.7 million. The properties did not meet our criteria to be classified as held for sale for financial reporting purposes at December 31, 2004.

(11) Acquisitions

During 2004, we acquired six operating properties from third parties. The acquisitions involved properties totaling almost 1.5 million rentable square feet and our investment was approximately $449.2 million. The table below details our 2004 consolidated acquisitions.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
Commonwealth Tower	Washington, DC	Jun-04	1	339,599	$130,593
Corporate Technology Centre I	San Francisco, CA	Jul-04	2	176,280	25,604
Commercial National Bank	Washington, DC	Aug-04	1	205,869	85,044
Corporate Technology Centre II	San Francisco, CA	Sep-04	5	331,950	43,594
Corporate Plaza II	San Diego, CA	Sep-04	2	116,166	35,544
Mission Tower I	San Francisco, CA	Dec-04	1	282,080	128,791

			12	1,451,944	$449,170

During 2003, we acquired one operating property from a third party and the remaining outside 50% interest in a joint venture which owns an operating property. These properties have a total of approximately 340,000 rentable square feet and the purchase cost was approximately $85.2 million, including assumed debt. The table below details our 2003 acquisitions.

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Price (000)
500 Forbes	San Francisco, CA	Sep-03	1	156,000	$51,122
1717 Pennsylvania[1]	Washington, DC	Oct-03	1	184,446	34,060

			2	340,446	$85,182

[1]	We acquired the 50% interest of our partner.

The aggregate purchase cost of properties acquired in 2004 and 2003 was allocated as follows:

(In thousands)	2004	2003
Land	$124,477	$23,204
In-place lease intangibles	77,209	8,328
Building and tenant improvements	254,768	53,228
Deferred revenue and other	(7,284)	422

	$449,170	$85,182

(12) Commitments and Contingencies

At December 31, 2004, we were contingently liable on $36.8 million in letters of credit. The letters of credit included $1.6 million related to various completion escrows and performance bonds, $34.9 million securing notes payable and $0.3 million for insurance.

We have a 401(k) plan for employees under which we match 75% of employee contributions up to the first 6% of pay. We also have the option to make an additional contribution of up to 3% of pay for participants who remain employed on December 31 (end of the plan year). Our contributions to the plan are subject to an initial four-year vesting, 25% per year. Our contributions to the plan were $3.1 million in 2004, $3.2 million in 2003 and $3.1 million in 2002.

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In connection with the HQ Global/VANTAS merger transaction, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Oliver T. Carr, Jr. (who retired from our Board of Directors as of April 29, 2004), Thomas A. Carr and Philip L. Hawkins, who currently serve as directors and executive officers of us, with respect to any losses incurred by them arising out of the above litigation (as well as related litigation that was resolved in our favor in the second quarter of 2003), if they first tried and were unsuccessful in getting the losses reimbursed by HQ Global or from insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global indicated that it did not intend to satisfy its indemnity obligation to these directors. As a result, we have paid the costs incurred by these directors in connection with the above litigation. We have paid approximately $846,000 of costs pursuant to this indemnification arrangement, all of which represents amounts paid to legal counsel for these directors for this suit and the related litigation that was resolved in our favor in the second quarter of 2003. The directors of HQ Global involved in the Delaware litigation filed a proof of claim in the company’s bankruptcy proceedings for their legal fees. A settlement of this claim was reached on June 25, 2004. In pertinent part, pursuant to the terms of the settlement agreement, the parties: (i) executed a mutual release of claims; (ii) agreed that the directors will be deemed to hold collectively a single allowed unsecured non-priority claim in the amount of $300,000 against the estate of HQ Global; and (iii) preserved the rights of the directors to pursue claims, if any, they may have against HQ Global’s insurance carriers which have denied coverage for the claims in the Delaware litigation. This settlement has been approved by the bankruptcy court. We do not expect to receive any material proceeds as a result of the directors’ settlement of their proof of claim.

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13) Guarantees

Our obligations under guarantee agreements at December 31, 2004 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Apr-05	$40,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	72,497,000	250,000
Indemnification[4]	HQ Global		unknown	—
Loan[5]	Square 320	Mar-05	16,070,000	135,000
Loan[6]	10UCP	Nov-06	1,015,000	—
Completion[7]	Shakespeare Theatre	Dec-06	47,458,000	725,000

1.	Loan guarantee to a lender on behalf of a joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	See note 12 for further discussion.
5.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
6.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
7.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

(14) Intangible Assets

The following is a summary of our intangible assets as of December 31, 2004 and 2003:

(In thousands)	December 31, 2004	December 31, 2003
Deferred financing costs	$12,589	$19,826
Management contracts	2,517	5,383
Customer relationships	2,677	1,655
Leasing contracts - above market	53,285	—
Lease incentive costs	6,187	1,129
In-place lease intangibles	34,061	18,174

	111,316	46,167
Less: Accumulated amortization	(12,962)	(22,201)

Net intangible assets	$98,354	$23,966

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15) Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for 2004 and 2003:

(In thousands, except per share data)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental revenue	$114,282	$116,011	$117,938	$120,762
Real estate service revenue	5,466	5,301	6,234	6,327
Real estate operating income	39,075	40,390	40,148	39,482
(Loss) gain on sale of properties	(10)	(48)	—	27,658
Income from continuing operations	13,268	12,615	13,762	29,501
Income (loss) from discontinued operations	1,962	1,392	23,794	(2,707)
Net income	15,230	14,007	37,556	26,794

Basic net income per common share:
Continuing operations	0.17	0.16	0.19	0.47
Discontinued operations	0.04	0.03	0.43	(0.05)
Net income	0.21	0.19	0.62	0.42

Diluted net income per common share:
Continuing operations	0.17	0.16	0.18	0.47
Discontinued operations	0.04	0.03	0.43	(0.05)
Net income	0.21	0.19	0.61	0.42

(In thousands, except per share data)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental revenue	$117,764	$112,781	$113,081	$117,564
Real estate service revenue	5,555	7,478	6,518	4,786
Real estate operating income	43,992	39,780	38,838	39,243
HQ lease guarantees	—	—	(811)	—
Impairment losses on real estate	—	(2,701)	—	(1,509)
(Loss) gain on sale of properties	(277)	3,522	120	795
Income from continuing operations	15,939	13,704	11,264	13,329
Income (loss) from discontinued operations	3,032	3,125	12,723	(179)
Net income	18,971	16,829	23,987	13,150

Basic net income per common share:[1]
Continuing operations	0.18	0.18	0.13	0.06
Discontinued operations	0.05	0.06	0.24	(0.01)
Net income	0.23	0.24	0.37	0.05

Diluted net income per common share:[1]
Continuing operations	0.18	0.19	0.13	0.06
Discontinued operation	0.05	0.05	0.24	(0.01)
Net income	0.23	0.24	0.37	0.05

1.	Net of issuance costs for redeemed preferred stock of $0.03 per share in the 1st quarter and $0.12 per share in the 4th quarter.

(16) Segment Information

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

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Operating results of our reportable segment and our other operations are summarized as follows:

	As of and for the year ended December 31, 2004
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$491.2	$23.3	$(22.2)	$492.3
Segment expense	171.4	41.8	(9.7)	203.5

Property/Segment operating income (loss)	319.8	(18.5)	(12.5)	288.8

Depreciation expense				129.7

Operating income				159.1
Interest expense				(115.0)
Other income				9.5
Gain on sale of properties and impairment losses				27.6
Minority interest and taxes				(12.0)
Discontinued operations				24.4

Net income				$93.6

Total assets	$2,855.3	$225.9	$—	$3,081.2

Expenditures for long-lived assets	$461.7	$5.4	$—	$467.1

	As of and for the year ended December 31, 2003
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$498.7	$24.3	$(37.5)	$485.5
Segment expense	174.9	42.8	(15.2)	202.5

Property/Segment operating income (loss)	323.8	(18.5)	(22.3)	283.0

Depreciation expense				121.2

Operating income				161.8
Interest expense				(104.5)
Other income, net				6.2
Gain on sale of properties and impairment losses				(0.1)
Minority interest and taxes				(9.3)
Discontinued operations				18.8

Net income				$72.9

Total assets	$2,641.8	$194.2	$—	$2,836.0

Expenditures for long-lived assets	$189.9	$9.5	$—	$199.4

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2002
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$511.0	$24.5	$(48.5)	$487.0
Segment expense	172.8	41.7	(15.8)	198.7

Property/Segment operating income (loss)	338.2	(17.2)	(32.7)	288.3

Depreciation expense				114.8

Operating income				173.5
Interest expense				(99.0)
Other expense, net				(0.9)
Gain on sale of properties and impairment losses				13.2
Minority interest and taxes				(14.1)
Discontinued operations				36.6

Net income				$109.3

Total assets	$2,637.5	$180.4	$—	$2,817.9

Expenditures for long-lived assets	$287.9	$13.7	$—	$301.6

(17) Supplemental Cash Flow Information

We acquired $3.8 million of minority interest units which were redeemed for shares of our common stock during 2004.

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

Our employees converted approximately $0.8 million, $0.6 million and $1.8 million in restricted vested units to 34,609 shares, 25,978 shares, and 78,280 shares in 2004, 2003 and 2002, respectively.

CarrAmerica Realty Corporation and Subsidiaries

Schedule II: Valuations and Qualifying Accounts

(In Thousands)

Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve[1]	Balance End of Period
Allowance for Doubtful Accounts:
Year Ended:
December 31, 2004	$5,752	$1,552	$(1,384)	$5,920
December 31, 2003	5,959	2,608	(2,815)	5,752
December 31, 2002	9,385	7,052	(10,478)	5,959
[1] Balance written off as uncollectible.
Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve	Balance End of Period
Deferred Tax Asset Valuation Allowance:
Year Ended:
December 31, 2004	$9,184	$1,978	$—	$11,162
December 31, 2003	14,270	1,854	(6,940)[1]	9,184
December 31, 2002	15,497	—	(1,227)[2]	14,270

[1]	Balance written off due to the restructuring of a taxable REIT subsidiary into the REIT at December 31, 2003
[2]	Utilization of net operating loss carryforward.

CarrAmerica Realty Corporation and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition [3]	Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
Properties		Land	Buildings and Improvements		Land	Building and Improvements
Downtown Washington, D.C.:
International Square[2]	$174,067[4]	$69,651	$100,921	$29,163	$69,651	$130,084	$199,735	$81,352	1977,1979,1982	1993
900 19th Street	—	1,985	13,358	4,889	1,985	18,247	20,232	9,991	1986	1993
2550 M Street	—	2,340	11,348	14,875	2,340	26,223	28,563	15,220	1978	1993
1730 Pennsylvania Avenue	—	2,196	11,013	15,704	2,196	26,717	28,913	16,861	1972	1993
1255 23rd Street	36,292[5]	10,793	40,214	5,096	10,793	45,310	56,103	22,939	1983	1993
1747 Pennsylvania Avenue	—	1,636	8,157	8,608	1,636	16,765	18,401	11,120	1970	1993
1775 Pennsylvania Avenue	11,317	—	19,000	3,435	—	22,435	22,435	6,871	1975	1994
1717 Pennsylvania Avenue	—	20,728	34,681	96	20,728	34,777	55,505	7,946	1960,1996	2003
675 E Street[1]	—	—	—	1,209	—	1,209	1,209	—	N/A	2001
Commercial National Bank Building	—	31,354	47,662	(434)	31,354	47,228	78,582	671	1917/1989	2004

Suburban Washington, D.C.:
One Rock Spring Plaza	—	—	18,409	3,885	—	22,294	22,294	11,625	1989	1995
Sunrise Corporate Center	—	8,250	34,322	7,996	11,567	39,001	50,568	6,576	1987-1989	1996
Reston Crossing East & West	—	8,379	—	59,266	13,326	54,319	67,645	13,886	1987-1989	1996
Trans Potomac V Plaza	—	2,604	16,904	325	2,604	17,229	19,833	1,381	1982	2002
Canal Center	—	17,848	98,580	845	17,848	99,425	117,273	7,865	1986,1988	2002
Commonwealth Tower	—	28,470	95,265	(207)	28,470	95,058	123,528	1,893	1971/1995	2004

Orange County/Los Angeles:
Scenic Business Park	—	2,469	4,503	2,838	2,469	7,341	9,810	3,402	1985	1996
Harbor Corporate Park	—	2,191	5,784	4,583	2,191	10,367	12,558	4,250	1987	1996
Warner Center	—	16,490	33,698	11,600	16,574	45,214	61,788	16,694	1981-1985	1996
South Coast Executive Center	14,114	3,324	17,212	7,427	3,388	24,575	27,963	8,195	1987	1996
Warner Premier	—	3,252	6,040	2,170	3,285	8,177	11,462	2,950	1990	1997
Von Karman	—	3,731	12,493	2,148	3,744	14,628	18,372	3,939	1981	1997
2600 W. Olive	18,092	3,855	25,054	5,255	3,904	30,260	34,164	8,707	1986	1997
Bay Technology Center	—	2,442	11,164	2,035	2,462	13,179	15,641	3,558	1985	1997
Pacific Corporate Plaza 1, 2, 3	—	5,756	—	13,563	5,928	13,391	19,319	4,718	1998	1997
Alton Deere Plaza	—	5,666	17,967	3,748	5,676	21,705	27,381	5,643	1989	1998
Westlake Spectrum	—	4,371	13,105	1,200	4,400	14,276	18,676	2,318	1988-1989	2000

San Diego:
Del Mar Corporate Plaza	—	2,860	13,252	2,215	2,869	15,458	18,327	5,745	1986	1996
Towne Center Technology Park 1, 2, 3	—	4,929	—	19,777	5,073	19,633	24,706	10,343	1998	1997
Lightspan	—	1,438	5,710	854	1,440	6,562	8,002	2,145	1985	1997
La Jolla Spectrum 1 & 2	—	6,447	—	34,055	6,525	33,977	40,502	8,867	1999-2001	1998
Palomar Oaks Technology Park	9,048	4,698	12,495	2,779	4,714	15,258	19,972	3,989	1989	1998
Towne Center Technology Park	—	5,123	11,754	4,381	5,135	16,123	21,258	3,825	1989	1998
Highlands Corporate Center	—	10,156	30,369	3,592	10,075	34,042	44,117	6,949	2002	1999
Torrey Pines Research Center	—	6,711	12,343	1,135	6,711	13,478	20,189	1,211	1989	2002
Carroll Vista I & II	—	7,014	17,863	(404)	7,014	17,459	24,473	1,323	1986	2002
La Jolla Commons	—	2,868	—	374	3,242	—	3,242	—	N/A	2003
Corporate Plaza II	—	7,650	27,410	(746)	7,650	26,664	34,314	472	1990	2004

CarrAmerica Realty Corporation and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition [3]	Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
Properties		Land	Buildings and Improvements		Land	Building and Improvements
San Francisco Bay Area:
CarrAmerica Corporate Center	—	33,035	75,720	16,070	32,946	91,879	124,825	39,839	1988	1996
Bayshore Centre 2	—	8,525	6,969	2,423	8,960	8,957	17,917	3,173	1984	1996
Rincon Centre	—	12,464	10,188	1,600	12,333	11,919	24,252	4,578	1984	1996
Valley Centre II	—	13,658	11,164	267	13,676	11,413	25,089	3,777	1980	1996
Valley Office Centre	—	6,134	5,014	996	6,142	6,002	12,144	1,798	1981	1996
Valley Centre	—	6,051	4,945	1,791	6,058	6,729	12,787	2,286	1980	1996
Valley Business Park II	—	8,753	7,155	3,855	8,765	10,998	19,763	3,833	1979	1996
Rio Robles	—	16,655	29,598	11,296	16,669	40,880	57,549	10,559	1985	1996
Baytech Business Park	—	14,958	—	23,732	13,973	24,717	38,690	9,081	1998	1997
3571 North First Street	—	6,297	8,862	418	6,326	9,251	15,577	2,473	1985	1997
San Mateo Center	—	15,426	24,682	6,527	15,527	31,108	46,635	8,866	1986	1997
Oakmead West	—	22,842	—	41,583	20,526	43,899	64,425	15,080	1998	1997
Hacienda West	—	6,468	24,062	3,391	6,492	27,429	33,921	7,283	1987	1998
Sunnyvale Technology Center	—	12,098	16,131	679	12,106	16,802	28,908	3,808	1971-1975	1998
Clarify Corporate Center 1, 2, 3, 4	—	17,574	—	30,963	17,470	31,067	48,537	11,929	1999	1998
Valley Technology Center 1, 2, 3, 4, 5, 6, 7	—	32,910	—	47,007	31,848	48,069	79,917	13,739	1998	1998
Golden Gateway Commons	—	21,112	51,689	8,084	21,166	59,719	80,885	15,076	1980-1984	1998
Techmart Commerce Center	—	—	36,594	5,010	—	41,604	41,604	10,349	1987	1998
Fremont Technology Park 1, 2, 3	—	10,122	10,797	248	8,433	12,734	21,167	5,178	1999	1998
Mountain View Gateway Center	—	13,637	37,946	14	13,630	37,967	51,597	4,694	1998	2001
Stanford Research Park	—	—	22,280	—	—	22,280	22,280	965	2000	2002
500 Forbes Blvd.	—	11,676	33,356	(4)	11,676	33,352	45,028	2,276	2003	2003
Corporate Technology Centre I & II	—	35,883	31,297	(434)	35,885	30,861	66,746	694	1999	2004
Mission Towers	—	21,120	53,134	1	21,120	53,135	74,255	100	2000	2004

Denver, CO:
Harlequin Plaza	—	4,746	21,344	11,924	4,747	33,267	38,014	11,929	1981	1996
Quebec Court I & II	—	2,368	19,819	10,491	2,371	30,307	32,678	11,016	1979-1980	1996
Quebec Centre	—	1,423	5,659	2,233	1,423	7,892	9,315	3,059	1985	1996
Dry Creek Corporate Center	—	10,575	—	26,350	14,322	22,603	36,925	4,548	1999-2001	1998

Seattle, WA:
Redmond East		6,957	32,390	5,651	6,939	38,059	44,998	12,582	1988-1992	1996
Redmond Hilltop B & C	—	2,511	—	8,009	2,489	8,031	10,520	3,571	1998	1996
Canyon Park	—	7,643	23,624	5,039	5,782	30,524	36,306	11,853	1989	1997
Willow Creek	—	1,709	6,972	88	1,724	7,045	8,769	1,790	1981	1997
Willow Creek Corp. Center 1, 2, 3, 4, 5, 6	—	6,485	—	41,992	5,778	42,699	48,477	14,086	1998	1997
Canyon Park Commons		5,592	9,958	20,613	6,749	29,414	36,163	7,930	1988,2000	1997
Canyon Point	—	6,225	—	4,170	10,359	36	10,395		N/A	2000

Salt Lake City, UT:
Sorenson Research Park	—	5,879	25,304	10,527	7,322	34,388	41,710	10,322	1988-1997, 1999	1997
Wasatch Corporate Center	—	5,954	15,495	4,634	4,528	21,555	26,083	6,010	1996	1997
Wasatch Corporate Center 16	—	1,172	—	495	1,667	—	1,667	—	N/A	1999
Creekside I & II	—	—	3,150	8,521	3,211	8,460	11,671	2,408	2001	2000

CarrAmerica Realty Corporation and Subsidiaries

Schedule III: Real Estate and Accumulated Depreciation

(In thousands)	Encumbrances	Initial Costs		Costs Capitalized Subsequent to Acquisition [3]	Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Year of Acquisition
Properties		Land	Buildings and Improvements		Land	Building and Improvements
Chicago, IL:
Parkway North I	—	3,727	29,146	4,559	3,733	33,699	37,432	10,395	1986-1989	1996
333 and 377 E. Butterfield Rd.	—	6,387	45,111	15,131	6,346	60,283	66,629	17,247	1984-1985	1996
The Crossings	—	5,268	34,215	6,615	5,289	40,809	46,098	12,340	1985	1997
Bannockburn I, II, IV	—	5,362	35,657	8,251	5,397	43,873	49,270	14,038	1980,1988	1997

Austin, TX:
City View Centre	—	1,718	13,854	3,618	1,720	17,470	19,190	6,424	1985	1996
City View Center	—	1,890	—	13,757	2,107	13,540	15,647	5,143	1998	1996

Dallas, TX:
Cedar Maple Plaza	—	1,220	10,982	2,418	1,225	13,395	14,620	4,086	1985	1997
Quorum North	—	1,357	9,078	2,754	1,368	11,821	13,189	3,890	1983	1997
Quorum Place	—	1,941	14,234	5,391	1,954	19,612	21,566	5,724	1981	1997
Tollway Plaza	—	5,482	—	49,106	6,734	47,854	54,588	14,147	1998	1997
Royal Ridge IV & V	—	6,586	—	1,520	8,106	—	8,106	—	N/A	2000
Two Mission Park	—	823	4,326	1,977	831	6,295	7,126	2,035	1983	1997
5000 Quorum	—	1,774	15,616	3,005	1,782	18,613	20,395	4,874	1984	1998

Phoenix, AZ:
Qwest Communications	—	18,517	74,069	786	18,641	74,731	93,372	17,541	1988	1997

Portland, OR:
Sunset Corporate Park	—	4,932	—	12,449	3,245	14,136	17,381	4,948	1999	1998
Rock Creek Corp Center	—	2,614	—	15,981	2,575	16,020	18,595	4,366	1999	1998

PROPERTY TOTALS	262,930	805,910	1,779,636	792,902	821,158	2,557,290	3,378,448	735,176
Intercompany elimination	—	—	—	(39,806)	—	(39,806)	(39,806)	(5,441)
Corporate fixed assets	—	—	—	—	—	41,588	41,588	20,795

TOTAL	$262,930	$805,910	$1,779,636	$753,096	$821,158	$2,559,072	$3,380,230	$750,530

Depreciation of rental properties is computed on a straight-line basis over the estimated useful lives of the assets. The estimated lives of our assets by class are as follows:

Base building	30 to 50 years
Building components	7 to 20 years
Tenant improvements	Lesser of the terms of the leases or useful lives of the assets
Leasehold improvements, furniture, fixtures and equipment	5 to 15 years

The aggregate cost for federal income tax purposes was approximately $2,749,692,000 at December 31, 2004.

The changes in total real estate assets and accumulated depreciation for the three years ended December 31, 2004, 2003 and 2002 are as follows:

	Real Estate Assets
(In thousands)	2004	2003	2002
Balance, beginning of period	$3,175,356	$3,088,665	$2,953,659
Acquisitions	377,216	100,441	201,000
Improvements	67,892	67,165	79,371
Sales, retirements and write-offs	(240,234)	(80,915)	(145,365)

Balance, end of period	$3,380,230	$3,175,356	$3,088,665

	Accumulated Depreciation
	2004	2003	2002
Balance, beginning of period	$692,901	$587,123	$491,497
Depreciation for the period	115,633	113,444	110,896
Sales, retirements and write-offs	(58,004)	(7,666)	(15,270)

Balance, end of period	$750,530	$692,901	$587,123

[1]	Under construction as of December 31, 2004. Construction costs are shown under building and improvements until completion. At completion, costs will be allocated between land and building and improvements.
[2]	We use approximately 63,000 square feet of office space for our headquarters.
[3]	Costs capitalized are offset by retirements and writeoffs.
[4]	Secured by International Square, 1730 Pennsylvania Avenue and 1255 23rd Street.
[5]	Secured by International Square, 1730 Pennsylvania Avenue and 1255 23rd Street.