Form 10-Q
period 2005-06-30
CARRAMERICA REALTY CORP
filed 2005-08-01
CIK 893577

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2005

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

Number of shares outstanding of each of the registrant’s

classes of common stock, as of July 25, 2005:

Common Stock, par value $.01 per share: 55,280,673 shares

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

Index

		Page
Part I: Financial Information

Item 1.	Financial Statements

	Consolidated balance sheets of CarrAmerica Realty Corporation and subsidiaries as of June 30, 2005 (unaudited) and December 31, 2004	4

	Consolidated statements of operations of CarrAmerica Realty Corporation and subsidiaries for the three and six months ended June 30, 2005 and 2004 (unaudited)	5

	Consolidated statements of cash flows of CarrAmerica Realty Corporation and subsidiaries for the six months ended June 30, 2005 and 2004 (unaudited)	6

	Notes to consolidated financial statements (unaudited)	7-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

Part II: Other Information

Item 1.	Legal Proceedings	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits	41

Part I

Item 1. Financial Information

The information furnished in our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

(In thousands, except share and per share amounts)	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Rental property:
Land	$737,361	$779,482
Buildings	1,963,096	2,064,678
Tenant improvements	437,429	448,515
Furniture, fixtures and equipment	46,350	45,879

	3,184,236	3,338,554
Less: Accumulated depreciation	(757,840)	(750,530)

Total rental property	2,426,396	2,588,024

Land held for development or sale	41,718	41,676
Assets held for sale	11,826	—
Cash and cash equivalents	7,332	4,735
Restricted deposits	2,237	1,364
Accounts and notes receivable, net	54,210	52,438
Investments in unconsolidated entities	164,302	138,127
Accrued straight-line rents	82,471	84,396
Tenant leasing costs, net	50,080	53,908
Intangible assets, net	91,690	98,354
Prepaid expenses and other assets	25,179	18,170

	$2,957,441	$3,081,192

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Mortgages and notes payable, net	$1,783,725	$1,941,130
Accounts payable and accrued expenses	90,847	107,409
Rent received in advance and security deposits	34,907	40,304

Total liabilities	1,909,479	2,088,843

Minority interest	59,617	65,378

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 35,000,000 shares:
Series E Cumulative Redeemable Preferred Stock, at redemption value, issued and outstanding, 8,050,000 shares at June 30, 2005 and December 31, 2004.	201,250	201,250
Common Stock, $.01 par value, authorized 180,000,000 shares: issued and outstanding 55,707,102 shares at June 30, 2005 and 54,890,361 shares at December 31, 2004.	557	548
Additional paid-in capital	1,042,804	1,025,388
Cumulative dividends in excess of net income	(256,493)	(300,500)
Accumulated other comprehensive income - Unrealized gains on available-for-sale securities	227	285

Total stockholders’ equity	988,345	926,971

Commitments and contingencies
	$2,957,441	$3,081,192

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2005 and 2004

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Operating revenues:
Rental revenue:
Base rent	$96,640	$95,429	$199,777	$191,171
Recoveries from tenants	13,727	13,219	28,466	26,658
Parking and other tenant charges	4,171	6,374	7,751	10,479

Total rental revenue	114,538	115,022	235,994	228,308
Real estate service revenue	5,222	5,301	10,795	10,767

Total operating revenues	119,760	120,323	246,789	239,075

Operating expenses:
Property expenses:
Operating expenses	29,764	29,494	60,743	58,176
Real estate taxes	10,059	9,886	21,254	20,601
General and administrative	10,179	10,758	20,928	21,030
Depreciation and amortization	34,644	30,344	69,338	60,930

Total operating expenses	84,646	80,482	172,263	160,737

Real estate operating income	35,114	39,841	74,526	78,338

Other (expense) income:
Interest expense	(28,147)	(27,835)	(57,646)	(54,176)
Equity in earnings of unconsolidated entities	972	1,749	2,042	3,747
Interest and other income	1,562	530	3,012	1,224

Net other expense	(25,613)	(25,556)	(52,592)	(49,205)

Income from continuing operations before income taxes, minority interest, impairment losses on real estate and gain (loss) on sale of properties	9,501	14,285	21,934	29,133

Income taxes	(130)	(32)	(302)	(154)
Minority interest	(1,977)	(2,139)	(3,768)	(4,165)
Impairment losses on real estate	—	—	(4,000)	—
Gain (loss) on sale of properties	663	(48)	88,757	(58)

Income from continuing operations	8,057	12,066	102,621	24,756
Discontinued operations	3,811	1,941	4,289	4,481

Net income	11,868	14,007	106,910	29,237

Less: Dividends on preferred and unvested restricted stock	(4,044)	(3,938)	(8,089)	(7,877)

Net income available to common shareholders	$7,824	$10,069	$98,821	$21,360

Basic net income per common share:
Continuing operations	$0.07	$0.15	$1.73	$0.31
Discontinued operations	0.07	0.04	0.07	0.09

Net income	$0.14	$0.19	$1.80	$0.40

Diluted net income per common share:
Continuing operations	$0.07	$0.15	$1.62	$0.31
Discontinued operations	0.07	0.04	0.07	0.08

Net income	$0.14	$0.19	$1.69	$0.39

See accompanying notes to consolidated financial statements.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004

(In thousands)	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$106,910	$29,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,670	66,511
Minority interest	3,768	4,165
Equity in earnings of unconsolidated entities	(2,042)	(3,747)
(Gain) loss on sale of properties	(88,757)	58
Gain on sale of properties - discontinued operations	(3,773)	(66)
Gain on sale of residential property	—	(326)
Impairment losses on real estate	4,210	—
(Recovery of) provision for uncollectible accounts	(148)	148
Stock-based compensation	2,754	1,762
Lease intangible amortization	4,022	(601)
Amortization of deferred financing costs	2,222	2,613
Other	906	548
Changes in assets and liabilities:
Decrease in accounts receivable	2,054	9,119
Increase in accrued straight-line rents	(2,684)	(3,037)
Additions to tenant leasing costs	(7,282)	(6,966)
Increase in intangible assets, prepaid expenses and other assets	(8,111)	(11,239)
Decrease in accounts payable and accrued expenses	(18,883)	(12,294)
Decrease in rent received in advance and security deposits	(5,511)	(369)

Total adjustments	(47,585)	46,279

Net cash provided by operating activities	59,325	75,516

Cash flows from investing activities:
Rental property additions	(3,649)	(3,974)
Additions to tenant improvements	(17,052)	(23,707)
Additions to land held for development or sale and construction in progress	(282)	(2,458)
Rental property acquisitions and deposits	(16,455)	(139,993)
Issuance of notes receivable	(8,395)	(5,421)
Payments on notes receivable	5,693	2,409
Distributions from unconsolidated entities	4,058	—
Investments in unconsolidated entities	(14,321)	(358)
Acquisition of minority interest	(4,403)	(4,201)
Increase in restricted deposits	(873)	(373)
Proceeds from sale of residential property	930	2,727
Proceeds from sales of rental properties	212,581	10,512

Net cash provided by (used in) investing activities	157,832	(164,837)

Cash flows from financing activities:
Exercises of stock options	14,907	31,857
Repayment of unsecured notes	(100,000)	—
Termination of interest rate swap agreement	(1,996)	—
Proceeds from issuance of unsecured notes, net of issuance costs	—	222,718
Net borrowings (repayments) on unsecured credit facility	(56,000)	(68,500)
Repayments of mortgages and notes payable	(2,927)	(25,874)
Dividends and distributions to minority interests	(68,544)	(66,920)

Net cash (used in) provided by financing activities	(214,560)	93,281

Increase in cash and cash equivalents	2,597	3,960
Cash and cash equivalents, beginning of the period	4,735	4,299

Cash and cash equivalents, end of the period	$7,332	$8,259

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $361 for the six months ended June 30, 2004)	$59,822	$51,889

Income tax payments	$417	$358

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

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. On June 30, 2004, we contributed substantially all of our assets to CarrAmerica Realty Operating Partnership, L.P. (the “Operating Partnership”) in exchange for units of common and preferred partnership interest in the Operating Partnership. The Operating Partnership assumed substantially all of our liabilities. Since the UPREIT restructuring, substantially all of our business is conducted through the Operating Partnership and our primary asset is our interest in the Operating Partnership. As of June 30, 2005, we owned, directly and through a wholly-owned subsidiary, all of the outstanding units of partnership interest of the Operating Partnership.

(b)	Basis of Presentation

The financial statements have been prepared using the accounting policies described in our 2004 annual report on Form 10-K.

Our accounts and those of our controlled subsidiaries and affiliates are consolidated in the financial statements. For entities which are not variable interest entities, we consolidate those entities in which we own a direct or indirect majority voting interest and where the minority holders do not have rights to participate in significant decisions that are made in the ordinary course of business. If applicable, we would consolidate any variable interest entity of which we are the primary beneficiary. We use the equity or cost methods, as appropriate in the circumstances, to account for our investments in and our share of the earnings or losses of unconsolidated entities. These entities are not controlled by us. If events or changes in circumstances indicate that the fair value of an investment accounted for using the equity method or cost method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized.

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

The following tables set forth information relating to the computations of our basic and diluted earnings per share (“EPS”) from continuing operations:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(In thousands, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$4,013	54,930	$0.07	$8,128	54,012	$0.15

Stock options	—	536		—	327

Diluted EPS	$4,013	55,466	$0.07	$8,128	54,339	$0.15

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(In thousands, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$94,532	54,765	$1.73	$16,879	53,818	$0.31

Stock options	—	468			454
Partnership units	3,384	5,211		—	—

Diluted EPS	$97,916	60,444	$1.62	$16,879	54,272	$0.31

Income from continuing operations is reconciled to earnings available to common shareholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Income from continuing operations	$8,057	$12,066	$102,621	$24,756
Dividends on preferred stock	(3,774)	(3,774)	(7,548)	(7,548)
Dividends on unvested restricted stock	(270)	(164)	(541)	(329)

Earnings from continuing operations available to common shareholders	$4,013	$8,128	$94,532	$16,879

The effects of units in CarrAmerica Realty, L.P. and Carr Realty Holdings, L.P. that are redeemable for shares of our common stock are not included in the computation of diluted earnings per share for any period in which their effect is antidilutive.

(e)	Derivative Financial Instruments and Hedging

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for the six months ended June 30, 2005 of approximately $14,000 related to the swaps. We recognized a reduction in interest expense for

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

the three and six months ended June 30, 2004 of approximately $0.6 million and $1.8 million, respectively, related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of our 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. Under the terms of these agreements, we receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2005, the fair value of the interest rate swaps was a payable of approximately $(2.7) million. We recognized an increase in interest expense for the three and six months ended June 30, 2005 of approximately $0.1 million and $0.2 million, respectively and a reduction in interest expense of approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2004, respectively, related to the swaps. As of June 30, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 4.23%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman, Sachs & Co. and Morgan Stanley in anticipation of our 5.125% $200.0 million senior unsecured note offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three and six months ended June 30, 2005, the impact of the interest rate locks on interest expense was not material.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$11,868	$14,007	$106,910	$29,237
Stock-based compensation cost from stock option plans included in net income	37	38	76	76
Stock-based compensation cost from restricted stock plan included in net income	1,412	819	2,678	1,686
Fair value of stock-based compensation	(1,613)	(1,140)	(3,082)	(2,329)

Pro forma net income	$11,704	$13,724	$106,582	$28,670

Earnings per share as reported:
Basic	$0.14	$0.19	$1.80	$0.40
Diluted	0.14	0.19	1.69	0.39
Earnings per share, pro forma:
Basic	$0.14	$0.18	$1.80	$0.39
Diluted	0.14	0.18	1.69	0.38

(g)	Revenue Recognition

In a letter dated February 7, 2005 sent by the Chief Accountant of the Securities and Exchange Commission (“Commission”) to the American Institute of Certified Public Accountants, the Chief Accountant addressed a number of issues related to lease accounting by tenants. In that letter, the Chief Accountant indicated that leasehold improvements made by a tenant that are funded by landlord incentives or allowances under an operating lease should in certain circumstances be recorded as leasehold improvement assets by the tenant. This letter caused REITs and their accounting firms to reevaluate their treatment of tenant improvements and lease incentives. Based upon the implications of the Chief Accountant’s letter, we have concluded that if a tenant improvement is deemed to be owned by the tenant for accounting purposes then we must record the amounts funded to construct the tenant improvements as a lease incentive instead of as an asset, and as a result, the amount funded would be amortized as a reduction of rental revenue rather than as an increase to depreciation expense. This change in presentation will have no effect on our net income.

This consideration of the issues raised in the Chief Accountant’s letter also resulted in examination of when revenue recognition under an operating lease should begin. Historically, we began to recognize revenue under a lease when possession or control of the space leased was turned over to our tenant. In instances where our tenant contracted directly with third parties for their tenant improvement work, we determined that the tenant took possession of the space and we would begin recognizing revenue when we turned over the space to the tenant to begin construction. However, after discussions with our registered independent public accounting firm, we have concluded that if we are the owner of the tenant improvements revenue recognition cannot commence until the leasehold improvements are substantially completed. In contrast, if we determine that the tenant allowances we are funding are lease incentives, then we will commence revenue recognition when possession or control of the space is turned over to the tenant for construction to begin.

As a result of this change in the timing of revenue recognition under leases where we own the improvements and where our tenant took possession or control of the space before the improvements were complete, we reduced base rental revenue previously recorded in the first quarter of 2005 by approximately $1.0 million. This change did not have a material impact on or require a material adjustment to our audited financial statements for fiscal years ended on or before December 31, 2004.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(h)	Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period’s presentation.

(i)	Other Comprehensive Income

We hold stock warrants which we obtained from a former tenant in settlement of its lease obligations. The unrealized gain or loss on these securities is an item of other comprehensive income.

Comprehensive income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Net income	$11,868	$14,007	$106,910	$29,237
Item of comprehensive income - Unrealized gain (loss) on securities	33	225	(58)	225

Comprehensive income	$11,901	$14,232	$106,852	$29,462

(2)	Gain on Sale of Properties, Discontinued Operations and Impairment Losses

The tables below summarize property sales for the six months ended June 30, 2005 and 2004:

2005
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Alton Deere	Mar-05	182,561	31,469	9,002
CarrAmerica Corporate Center	Mar-05	1,004,679	153,986	77,433
Westlake Spectrum*	Apr-05	108,084	20,641	3,773

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills*	Mar-04	166,149	10,512	66

*	Included in discontinued operations

During the three months ended June 30, 2005, we disposed of our Westlake Spectrum property. We recognized a gain of approximately $3.8 million on the transaction which is classified as discontinued operations as we have no continuing involvement with the property after the sale. In June 2005, a joint venture in which we hold a 35% interest sold an office property. We recognized a gain from this sale of $0.8 million which is classified as continuing operations.

For the six months ended June 30, 2005, we disposed of our Alton Deere and Westlake Spectrum properties, recognizing gains of $12.8 million, $3.8 million of which is classified as discontinued operations as we have no continuing involvement with Westlake Spectrum after the sale. On March 31, 2005, we had a partial sale of CarrAmerica Corporate Center to a joint venture in return for a 19% interest in the venture and cash of approximately $154.0 million. We recognized a gain of $77.4 million on the transaction. We are committed to fund $2.7 million of additional capital to this venture which will increase our percentage ownership to 20%. We expect to make the capital contribution in 2005. We continue to manage Alton Deere and CarrAmerica Corporate

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Center under management agreements and the gains on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. In addition to these sales, there were two sales in joint ventures, the one mentioned above and one in a joint venture in which we are a 30% partner which sold two floors of a building. We recognized a gain of $1.7 million on this transaction and received cash proceeds of $6.5 million.

During the six months ended June 30, 2004, we disposed of our Tower of the Hills property. The gain on this sale and the operating results of this property are classified as discontinued operations as we had no continuing involvement with the property after the sale. We had previously recognized an impairment loss of $3.0 million on Tower of the Hills in the fourth quarter of 2003.

As stated above, the operating results of our Tower of the Hills property along with our Atlanta portfolio, which we sold in September 2004, First Street Technology and Valley Business Park I, which we sold in December 2004, and Westlake Spectrum, which we sold in April 2005, are classified as discontinued operations. In addition, one building in our Phoenix, Arizona portfolio is under contract for sale for approximately $12.0 million and meets our criteria to be classified as held for sale. After the sale, we will have no continuing involvement with this property and therefore, its results of operations are classified as discontinued operations. We recognized an impairment loss of $0.2 million on the Phoenix property during the second quarter of 2005. Operating results of the properties classified as discontinued operations are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2005	2004	2005	2004
Revenue	$286	$7,893	$1,199	$16,754
Property expenses	(27)	3,231	141	6,758
Depreciation and amortization	65	2,721	332	5,581

Net operations of properties sold or held for sale	248	1,941	726	4,415
Impairment loss	(210)	—	(210)	—
Gain on sale of properties	3,773	—	3,773	66

Discontinued operations	$3,811	$1,941	$4,289	$4,481

Number of buildings included in discontinued operations	3	21	3	23

During the remainder of 2005, we are, currently or anticipate, marketing several properties for sale. As a result we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, had book values in excess of the undiscounted cash flows we expect to receive from the operation and sale of the properties. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005. None of the properties which we are marketing, currently meet our criteria to be classified as held for sale or as discontinued operations.

(3)	Assets Held for Sale

As discussed in note 2, as of June 30, 2005, one of our properties in the Phoenix market met our criteria to be classified as held for sale. The sale of this property is expected to close in the second half of 2005.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The book value of assets classified as held for sale as of June 30, 2005 are as follows:

(In thousands)	June 30, 2005
Land	$2,908
Buildings	11,448
Accumulated depreciation	(2,898)
Accrued straight-line rent	368

$11,826

(4)	Acquisitions

In the first six months of 2005, we acquired one operating property from a third party. The acquired property totaled approximately 95,000 rentable square feet and our investment was approximately $16.5 million. The table below details the 2005 acquisition:

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Cost (000)
North Creek Corporate Center	Seattle, WA	Jun-05	3	95,267	$16,455

During the first six months of 2004, we acquired one operating property from a third party. The acquired property totaled approximately 340,000 rentable square feet and our investment was approximately $130.6 million. The table below details the 2004 acquisition:

Property Name	Market	Month Acquired	Number of Buildings	Rentable Square Footage	Purchase Cost (000)
Commonwealth Tower	Washington, DC	Jun-04	1	339,599	$130,593

The aggregate purchase cost of the properties acquired in the six months ended June 30, 2005 and 2004 was allocated as follows:

(In thousands)	2005	2004
Land	$3,810	$28,470
In-place lease intangibles	1,498	8,154
Building and tenant improvements	11,408	95,265
Deferred revenue and other	(261)	(1,296)

	$16,455	$130,593

During April 2005, we entered into a new joint venture arrangement with institutional investors advised by JPMorgan Asset Management. The joint venture, in which we are a 20% partner, acquired a three building 984,000 rentable square foot property in Addison, Texas for approximately $153.5 million. Our equity investment, net of debt used to finance the acquisition, was $10.4 million in cash.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(5)	Mortgages and Notes Payable

Our mortgages and notes payable are summarized as follows:

(In thousands)	June 30, 2005	December 31, 2004
Fixed rate mortgages	$260,534	$262,930
Notes payable	18,696	19,228
Unsecured credit facility	239,000	295,000
Senior unsecured notes	1,275,000	1,375,000

	1,793,230	1,952,158

Unamortized discount and fair value adjustment, net	(9,505)	(11,028)

	$1,783,725	$1,941,130

We repaid $2.4 million of fixed rate mortgage debt in the first six months of 2005.

On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced, and was used to repay all amounts outstanding under our previous senior unsecured credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.99% as of June 30, 2005. As of June 30, 2005, $239.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $225.1 million available for borrowing.

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

As of June 30, 2005, we are in compliance with all debt covenants. For the remainder of 2005, we expect our minimum ratio of annual EBITDA to interest expense to be in compliance but relatively close to the minimum of 2.0 to 1 as a result of space that will be out of service related to a large new lease in Washington, D.C. and the delayed commencement of revenue recognition on leases that have been executed as a result of our change in how we recognize revenue. If circumstances change from our current expectations, there can be no assurance we will remain in compliance with this or our other covenants. During the first quarter of 2005, we amended our credit facility, increasing the maximum ratio of total debt to tangible fair market value of our assets to 60%. In addition, the capitalization rate used to compute the fair market value of our assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington, D.C. metropolitan area. Our ability to draw on our unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

We have senior unsecured notes outstanding at June 30, 2005 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.375% notes due in 2007	$125,000	$(289)	$—	$124,711
5.261% notes due in 2007	50,000	(72)	—	49,928
5.25% notes due in 2007	175,000	(653)	—	174,347
3.625% notes due in 2009	225,000	(574)	(2,660)	221,766
6.875% notes due in 2008	100,000	(1,101)	—	98,899
5.125% notes due in 2011	200,000	(556)	—	199,444
7.125% notes due in 2012	400,000	(3,600)	—	396,400

	$1,275,000	$(6,845)	$(2,660)	$1,265,495

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These covenants include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of June 30, 2005.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from our unsecured credit facility.

(6)	Guarantees

Our obligations under guarantee agreements at June 30, 2005 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Oct-05	$30,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	60,167,000	250,000
Completion[4]	Shakespeare Theatre	Dec-06	47,458,000	725,000
Loan[5]	10UCP	Nov-06	1,015,000	—
Loan[6]	Square 320	Mar-06	19,570,000	165,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
5.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(7)	Segment Information

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

Operating results of our reportable segment and our other operations for the three and six months ended June 30, 2005 and 2004 are summarized as follows:

	For the three months ended June 30, 2005
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$114.8	$5.2	$(0.3)	$119.7
Segment expense	39.8	10.2	—	50.0

Property/Segment operating income (loss)	75.0	(5.0)	(0.3)	69.7

Depreciation expense				34.6

Operating income				35.1
Interest expense				(28.1)
Other income				2.5
Minority interest and taxes				(2.1)
Gain on sale of properties				0.7
Discontinued operations				3.8

Net income				$11.9

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the three months ended June 30, 2004
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$123.0	$5.3	$(7.9)	$120.4
Segment expense	42.5	10.9	(3.3)	50.1

Property/Segment operating income (loss)	80.5	(5.6)	(4.6)	70.3

Depreciation expense				30.4

Operating income				39.9
Interest expense				(27.8)
Other income				2.2
Minority interest and taxes				(2.2)
Discontinued operations				1.9

Net income				$14.0

	For the six months ended June 30, 2005
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$237.2	$10.8	$(1.2)	$246.8
Segment expense	82.1	20.9	—	103.0

Property/Segment operating income (loss)	155.1	(10.1)	(1.2)	143.8

Depreciation expense				69.3

Operating income				74.5
Interest expense				(57.6)
Other income				5.0
Minority interest and taxes				(4.1)
Gain on sale of properties and impairment losses				84.8
Discontinued operations				4.3

Net income				$106.9

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	For the six months ended June 30, 2004
(In millions)	Real Estate Property Operations	Other Operations and Unallocated	Reclassification - Discontinued Operations	Total
Revenue	$245.1	$10.8	$(16.8)	$239.1
Segment expense	85.7	21.0	(6.8)	99.9

Property/Segment operating income (loss)	159.4	(10.2)	(10.0)	139.2

Depreciation expense				60.9

Operating income				78.3
Interest expense				(54.2)
Other income				5.0
Loss on sale of properties				(0.1)
Minority interest and taxes				(4.3)
Discontinued operations				4.5

Net income				$29.2

(8)	New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” It replaces Accounting Principle Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership

CARRAMERICA REALTY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. We do not expect that we will be required to consolidate any of our current unconsolidated investments nor will this EITF have a material effect on our financial statements.

(9)	Supplemental Cash Flow Information

We converted an investment in an unconsolidated entity to a $1.0 million note receivable during the six months ended June 30, 2005.

We acquired $3.1 million of minority interest units which were redeemed for shares of our common stock during the six months ended June 30, 2004.

Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 and should be read together with our consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. In 2005, as a result of continued positive net absorption vacancy rates have continued to decline in all of our markets except Chicago. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in many of our markets including Washington, D.C. and Southern California. Rental economics are expected to improve in most of our markets for the discernable future.

Due to the improving market conditions described above, occupancy in our portfolio of operating properties increased to 88.3% at June 30, 2005 compared to 87.8% at December 31, 2004 and 87.1% at June 30, 2004. If demand continues to improve in the balance of 2005, we expect that our overall portfolio average occupancy may improve further. Our occupancy improved slightly in 2005 over 2004 due in part to acquisitions of properties with higher occupancies and dispositions of certain low occupancy properties. Our same store (properties we owned in both years) occupancy was 88.5% at June 30, 2005 compared to 87.8% at June 30, 2004. In connection with terminating tenants in the three months ended June 30, 2005, we earned $1.1 million of termination fees compared to $3.7 million for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, we earned termination fees of $1.8 million and $5.3 million, respectively. These fees are non-recurring in nature and while we expect we will earn modest termination fees in 2005, we expect that they will be substantially lower than in 2004.

Not withstanding the improving markets for office space and declining vacancy rates, rental rates on space that was re-leased in 2005 decreased an average of 16.5% in comparison to rates that were in effect under expiring leases. While market rental rates have stabilized and are improving in many of our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2005 will be, on average, approximately 8%-12% lower than straight-lined rents on expiring leases. We have 0.8 million square feet of space on which leases are currently scheduled to expire in the remainder of 2005.

During the remainder of 2005, we are currently or anticipate marketing several properties for sale. There can be no assurance any of these sales will be consummated. We plan to use any proceeds resulting from the sale of any property for the acquisition of other properties or general corporate purposes.

Although real estate service revenue was flat during the first six months of 2005 compared to 2004, we expect real estate service revenue to be significantly lower for the full year 2005 than 2004 due to lower development and leasing fees.

During 2003 and continuing in 2004, we experienced increases in tenant improvement, lease incentive and leasing costs as compared to historical levels as a result of competitive market conditions. We expect that tenant improvements and lease incentives will continue at high levels in 2005 due to continuing competitive market conditions. Additionally, we expect to incur unusually high levels of tenant improvements, lease incentives and lease commissions due to the commencement of a 394,000 square foot lease in Washington, D.C. In connection with this lease, we expect to incur approximately $5.6 million of tenant improvements, lease incentives and lease commissions in 2005 with an additional $25.4 million being incurred in 2006. The space was vacated on June 30, 2005 and will be out of service during the period required to prepare the space for the new tenant, which we estimate to be between two and four months. In addition to high levels of tenant improvements, lease incentives and commissions, we will not recognize any revenue from the new lease during the period this space is not in service.

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we formed CarrAmerica Realty Operating Partnership, L.P., or the Operating Partnership, to which

Management’s Discussion and Analysis

we contributed substantially all of our assets on June 30, 2004 in exchange for 100% of the units of common and preferred partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of our liabilities, including the assumption of the obligations under our unsecured credit facility and our senior unsecured notes. At June 30, 2005, we owned all of the outstanding units of partnership interest of the Operating Partnership.

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

In a letter dated February 7, 2005 sent by the Chief Accountant of the Securities and Exchange Commission (“Commission”) to the American Institute of Certified Public Accountants, the Chief Accountant addressed a number of issues related to lease accounting by tenants. In that letter, the Chief Accountant indicated that leasehold improvements made by a tenant that are funded by landlord incentives or allowances under an operating lease should in certain circumstances be recorded as leasehold improvement assets by the tenant. This letter caused REITs and their accounting firms to reevaluate their treatment of tenant improvements and lease incentives. Based upon the implications of the Chief Accountant’s letter, we have concluded that if a tenant improvement is deemed to be owned by the tenant for accounting purposes then we must record the amounts funded to construct the tenant improvements as a lease incentive instead of as an asset, and as a result, the amount funded would be amortized as a reduction of rental revenue rather than as an increase to depreciation expense. This change in presentation will have no effect on our net income.

This consideration of the issues raised in the Chief Accountant’s letter also resulted in examination of when revenue recognition under an operating lease should begin. Historically, we began to recognize revenue under a lease when possession or control of the space leased was turned over to our tenant. In instances where our tenant contracted directly with third parties for their tenant improvement work, we determined that the tenant took possession of the space and we would begin recognizing revenue when we turned over the space to the tenant to begin construction. However, after discussions with our registered independent public accounting firm, we have concluded that if we are the owner of the tenant improvements revenue recognition cannot commence until the leasehold improvements are substantially completed. In contrast, if we determine that the tenant allowances we are funding are lease incentives, then we will commence revenue recognition when possession or control of the space is turned over to the tenant for construction to begin.

As a result of this change in the timing of revenue recognition under leases where we own the improvements and where our tenant took possession or control of the space before the improvements were complete, we reduced base rental revenue previously recorded in the first quarter of 2005 by approximately $1.0 million. This change did not have a material impact on or require a material adjustment to our audited financial statements for fiscal years ended on or before December 31, 2004.

General

During the six months ended June 30, 2005 we completed the following significant transactions:

•	We retired $100.0 million of senior unsecured notes with proceeds from our unsecured line of credit.

•	We acquired one operating property (three buildings) with 95,000 rentable square feet for approximately $16.8 million.

•	We had a partial sale of one operating property (seven buildings) with 1.0 million rentable square feet to a joint venture in exchange for a 19% interest and cash proceeds of approximately $154.0 million.

•	We disposed of two operating properties (eight buildings) generating net proceeds of approximately $52.1 million.

•	We entered into a new joint venture arrangement with institutional investors advised by JPMorgan Asset Management. The joint venture, in which we are a 20% partner, acquired a three building 984,000 rentable square foot property in Addison, Texas for approximately $153.5 million. Our equity investment, net of debt used to finance the acquisition, was $10.4 million in cash.

•	A joint venture in which we are a 30% partner sold two floors of a building. We received cash of $6.5 million from the partial sale.

•	A joint venture in which we are a 35% partner sold a building. We recognized a gain of $0.8 million on the sale.

During the six months ended June 30, 2004 we completed the following significant transactions:

•	We issued $225.0 million principal amount of 3.625% senior unsecured notes with net proceeds of approximately $222.7 million which were used to pay down amounts outstanding under our unsecured line of credit. The notes mature April 1, 2009.

•	We entered into a $100.0 million interest rate swap in connection with the issuance of the 3.625% senior unsecured notes which qualifies for fair value hedge accounting.

•	We disposed of one operating property generating net proceeds of approximately $10.5 million.

•	We purchased one 345,000 rentable square foot operating property for $130.6 million.

•	We entered into a three year $500.0 million unsecured revolving credit agreement with JPMorgan Chase Bank as administrative agent for a syndicate of banks.

•	We completed our corporate restructuring.

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

We assess the carrying value of our long-lived assets on a regular basis. If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, we perform a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property and related assets, such as tenant improvements, lease commissions and in-place lease intangibles, are written down to estimated fair value and an impairment loss is recognized. If we decide to sell rental properties or land holdings, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property and related assets are written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses which, under applicable accounting guidance, could be substantial. During the remainder of 2005, we are, currently or anticipate, marketing several properties for sale. As a result, we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, had book values in excess of the undiscounted cash flows we expect to receive from the operation and sale of the properties. We recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005.

Management’s Discussion and Analysis

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

Results Of Operations

Property Operating Revenue

Property operating revenue is summarized as follows:

	For the three months ended June 30,		Variance	For the six months ended June 30,		Variance
(In millions)	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
Minimum base rent	$96.6	$95.4	$1.2	$199.8	$191.2	$8.6
Recoveries from tenants	13.7	13.2	0.5	28.5	26.7	1.8
Parking and other tenant charges	4.2	6.4	(2.2)	7.8	10.5	(2.7)

Management’s Discussion and Analysis

Property operating revenue is composed of minimum base rent from our office buildings, revenue from the recovery of operating expenses from our tenants and other revenue such as parking and termination fees. Occupancy in our consolidated buildings by market as of June 30, 2005 and 2004 was as follows:

	June 30, 2005		June 30, 2004		Variance
Market	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased	Rentable Sq. Footage	Percent Leased
Washington, DC	4,246,493	98.0	4,056,273	95.7	190,220	2.3
Chicago	1,222,099	62.7	1,225,589	64.9	(3,490)	(2.2)
Atlanta	—	—	1,696,757	79.6	(1,696,757)	(79.6)
Dallas	998,114	86.9	1,005,695	84.8	(7,581)	2.1
Austin	264,822	83.5	265,901	70.1	(1,079)	13.4
Denver	899,185	93.1	904,717	91.2	(5,532)	1.9
Phoenix	532,506	100.0	532,506	100.0	—	—
Portland	275,192	81.8	275,193	81.8	(1)	—
Seattle	1,587,917	75.8	1,500,938	78.9	86,979	(3.1)
Salt Lake City	627,303	95.6	628,399	84.8	(1,096)	10.8
San Francisco	5,309,452	86.7	5,667,864	87.7	(358,412)	(1.0)
Los Angeles	548,821	82.3	659,604	79.4	(110,783)	2.9
Orange County	781,785	98.8	970,508	95.7	(188,723)	3.1
San Diego	1,314,450	90.2	1,192,063	94.5	122,387	(4.3)

Total	18,608,139	88.3	20,582,007	87.1	(1,973,868)	1.2

Minimum Base Rent

Minimum base rent increased $1.2 million (1.3%) in the second quarter of 2005 compared to 2004. The increase in minimum base rent in 2005 was due primarily to rents from buildings acquired in 2005 and 2004 ($8.9 million) partially offset by sales of properties ($6.0 million), lower rental rates on new leases ($1.9 million) and a reduction in minimum base rent as a result of the change in timing of minimum base rent recognition with respect to certain leases under which our tenants are constructing their own improvements ($1.0 million). For a more detailed discussion of the impact of these revenue recognition timing changes, please refer to the discussion included in the introduction to the Management’s Discussion and Analysis.

Minimum base rent increased $8.6 million (4.5%) in the first half of 2005 compared to 2004. The increase in minimum base rent in 2005 was due primarily to rents from buildings acquired in 2005 and 2004 ($18.0 million) partially offset by sales of properties ($6.7 million) and vacancies and lower rental rates on new leases ($2.7 million). We expect minimum base rent to be under downward pressure during the remainder of the year as a result of re-leasing space at significantly lower rates than those rates that were in effect under expiring leases.

Our lease rollover by square footage and rent at June 30, 2005 is as follows:

	Leased Sq. Footage[1]	Rent ($000)
2005	833,729	14,294
2006	2,628,981	67,716
2007	2,339,161	55,673
2008	2,195,858	43,829
2009	2,700,749	54,633
2010	1,528,288	32,698
2011	1,048,774	27,617
2012	965,709	24,283
2013	524,071	14,655
2014	500,214	9,878
2015 and thereafter	1,165,172	51,983

	16,430,706	397,259

[1]	Does not include vacant space at 6/30/05 - 2.2 million sq. ft.

Management’s Discussion and Analysis

Recoveries from Tenants

Recoveries from tenants increased $0.5 million (3.8%) in the second quarter of 2005 from 2004. The increase in recoveries from tenants is primarily the result of recoveries from tenants in buildings acquired in 2005 and 2004 ($1.4 million) partially offset by sales of properties ($0.9 million).

Recoveries from tenants increased $1.8 million (6.7%) in the first half of 2005 from 2004. The increase in recoveries from tenants is primarily the result of recoveries from tenants in buildings acquired in 2005 and 2004 ($3.2 million) partially offset by sales of properties ($0.8 million).

Parking and Other Tenant Charges

Parking and other tenant charges decreased $2.2 million (34.4%) in the second quarter of 2005 from 2004 due primarily to a reduction in lease termination fees. Lease termination fees were $1.1 million in the second quarter of 2005 and $3.7 million in the second quarter of 2004. Parking and other tenant charges decreased $2.7 million (25.7%) in the first half of 2005 from 2004 due primarily to a reduction in lease termination fees. Lease termination fees were $1.8 million in 2005 and $5.3 million in 2004. Lease termination fees are paid by a tenant in exchange for our agreement to terminate the lease or pursuant to a termination provision in its lease document. Vacancies created as a result of these terminations negatively impact future rents until the space is relet.

Property Expenses

Property expenses are summarized as follows:

	For the three months ended June 30,		Variance	For the six months ended June 30,		Variance
(In millions)	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
Property operating expenses	$29.8	$29.5	$0.3	$60.7	$58.2	$2.5
Real estate taxes	10.1	9.9	0.2	21.3	20.6	0.7

Property operating expenses increased $0.3 million (1.0%) in the second quarter of 2005 from 2004 due primarily to expenses related to buildings acquired in 2005 and 2004 ($1.8 million) and increased operating services expenses ($1.0 million) partially offset by sales of properties ($2.1 million) and lower insurance expense ($0.4 million).

Property operating expenses increased $2.5 million (4.3%) in the first half of 2005 from 2004 due primarily to expenses related to buildings acquired in 2005 and 2004 ($3.6 million) and increased operating services expenses ($2.2 million) partially offset by sales of properties ($2.1 million) and lower insurance expense ($1.2 million).

Real estate taxes increased $0.2 million (2.0%) in the second quarter of 2005 from 2004. The increase was due primarily to the impact of property acquisitions ($0.8 million) partially offset by lower property tax assessments principally in California and sales of properties.

Real estate taxes increased $0.7 million (3.4%) in the first half of 2005 from 2004. The increase was due primarily to the impact of property acquisitions ($2.0 million) partially offset by lower property tax assessments principally in California and sales of properties.

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

Management’s Discussion and Analysis

	For the three months ended June 30,		Variance 2005 vs.	For the six months ended June 30,		Variance 2005 vs.
(In millions)	2005	2004	2004	2005	2004	2004
Property operating income	$74.7	$75.6	$(0.9)	$154.0	$149.5	$4.5
Property operating income percent	65.2%	65.7%	-0.5%	65.3%	65.5%	-0.2%

Property operating income decreased $0.9 million (1.2%) in the second quarter of 2005 from 2004 due primarily to the impact of declining rental rates on new leases partially offset by the impact of properties acquired in 2005 and 2004. Property operating income as a percentage of property operations revenue was slightly lower at 65.2% compared to 65.7% for the second quarter of 2005 and 2004, respectively.

Property operating income increased $4.5 million (3.0%) in the first half of 2005 from 2004 due primarily to the impact of properties acquired in 2005 and 2004 partially offset by the impact of declining rental rates on new leases. Property operating income as a percentage of property operations revenue remained relatively stable at 65.3% for the first half of 2005 compared to 65.5% 2004.

Real Estate Service Revenue

Real estate service revenue, which includes our third party property management services and our development services, decreased $0.1 million in the second quarter of 2005 from 2004 and was flat for the first half of 2005 compared to 2004.

General and Administrative Expense

General and administrative expense decreased $0.6 million in the second quarter of 2005 as compared to 2004. The decrease was due primarily to lower legal expenses ($0.5 million). In 2004, legal expenses included costs associated with our UPREIT restructuring.

General and administrative expense decreased $0.1 million in the first half of 2005 as compared to 2004. The decrease was due primarily to lower legal expenses ($1.1 million) partially offset by the settlement of litigation ($1.2 million). In 2004, legal expenses included costs associated with our UPREIT restructuring.

Depreciation and Amortization

Depreciation and amortization increased $4.3 million (14.2%) in the second quarter of 2005 compared to the second quarter of 2004 and $8.4 million (13.8%) in the first half of 2005 compared to the first half of 2004. This increase was due primarily to the effects of the depreciation and amortization related to buildings acquired in 2005 and 2004, including the amortization of related intangible assets.

Interest Expense

Interest expense increased $0.3 million (1.1%) during the second quarter of 2005 compared to 2004. This increase was due primarily to higher average levels of debt outstanding ($0.2 million) as a result of our 2005 and 2004 property acquisitions and lower capitalized interest ($0.2 million) partially offset by lower average interest rates ($0.1 million).

Interest expense increased $3.5 million (6.4%) during the first half of 2005 compared to 2004. This increase was due primarily to higher average levels of debt outstanding ($4.0 million) as a result of our 2005 and 2004 property acquisitions and lower capitalized interest ($0.4 million) partially offset by lower average interest rates ($0.9 million).

Other Income

Other income was $2.5 million in the second quarter of 2005 compared to $2.3 million in the second quarter of 2004 due primarily to increased interest income from our notes receivable ($1.0 million) partially offset by lower equity in earnings of our unconsolidated joint ventures ($0.8 million).

Other income was $5.1 million in the first half of 2005 compared to $5.0 million in the first half of 2004 due primarily to increased interest income from our notes receivable ($1.8 million) partially offset by lower equity in earnings of our unconsolidated joint ventures ($1.7 million).

Management’s Discussion and Analysis

Gain on Sale of Properties and Discontinued Operations

The tables below summarize property sales for the six months ended June 30, 2005 and 2004:

2005
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Alton Deere	Mar-05	182,561	31,469	9,002
CarrAmerica Corporate Center	Mar-05	1,004,679	153,986	77,433
Westlake Spectrum*	Apr-05	108,084	20,641	3,773

2004
Property Name	Sale Date	Square Footage	Net Cash Proceeds ($000)	Gain Recognized ($000)
Tower of the Hills*	Mar-04	166,149	10,512	66

*	Included in discontinued operations

During the three months ended June 30, 2005, we disposed of our Westlake Spectrum property. We recognized a gain of approximately $3.8 million on the transaction which is classified as discontinued operations as we have no continuing involvement with the property after the sale. In June 2005, a joint venture in which we hold a 35% interest sold an office property. We recognized a gain from this sale of $0.8 million which is classified as continuing operations.

For the six months ended June 30, 2005, we disposed of our Alton Deere and Westlake Spectrum properties, recognizing gains of $12.8 million, $3.8 million of which is classified as discontinued operations as we have no continuing involvement with Westlake Spectrum after the sale. On March 31, 2005, we had a partial sale of CarrAmerica Corporate Center to a joint venture in return for a 19% interest in the venture and cash of approximately $154.0 million. We recognized a gain of $77.4 million on the transaction. We are committed to fund $2.7 million of additional capital to this venture which will increase our percentage ownership to 20%. We expect to make the capital contribution in 2005. We continue to manage Alton Deere and CarrAmerica Corporate Center under management agreements and the gains on these sales and the operating results of these properties are not classified as discontinued operations due to our continuing involvement. In addition to these sales, there were two sales in joint ventures, the one mentioned above and one in a joint venture in which we are a 30% partner which sold two floors of a building. We recognized a gain of $1.7 million on this transaction and received cash proceeds of $6.5 million.

During the six months ended June 30, 2004, we disposed of our Tower of the Hills property. The gain on this sale and the operating results of this property are classified as discontinued operations as we had no continuing involvement with the property after the sale. We had previously recognized an impairment loss of $3.0 million on Tower of the Hills in the fourth quarter of 2003.

As stated above, the operating results of our Tower of the Hills property along with our Atlanta portfolio, which we sold in September 2004, First Street Technology and Valley Business Park I, which we sold in December 2004, and Westlake Spectrum, which we sold in April 2005, are classified as discontinued operations. In addition, one building in our Phoenix, Arizona portfolio is under contract for sale for approximately $12.0 million and meets our criteria to be classified as held for sale. After the sale, we will have no continuing involvement with this property and therefore, its results of operations are classified as discontinued operations. We recognized an impairment loss of $0.2 million on the Phoenix property during the second quarter of 2005. Operating results of the properties classified as discontinued operations are summarized as follows:

Management’s Discussion and Analysis

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2005	2004	2005	2004
Revenue	$286	$7,893	$1,199	$16,754
Property expenses	(27)	3,231	141	6,758
Depreciation and amortization	65	2,721	332	5,581

Net operations of properties sold or held for sale	248	1,941	726	4,415
Impairment loss	(210)	—	(210)	—
Gain on sale of properties	3,773	—	3,773	66

Discontinued operations	$3,811	$1,941	$4,289	$4,481

Number of buildings included in discontinued operations	3	21	3	23

During the remainder of 2005, we are, currently or anticipate, marketing several properties for sale. As a result we have reduced our estimated holding periods for these properties. Of these properties, two, Quorum Place and 5000 Quorum in Dallas, Texas, had book values in excess of the undiscounted cash flows we expect to receive from the operation and sale of the properties. As a result, we recognized impairment losses of $1.8 million and $2.2 million, respectively, on these two properties in the first quarter of 2005. None of the properties which we are marketing, currently meet our criteria to be classified as held for sale or as discontinued operations.

Consolidated Cash Flows

Consolidated cash flow information is summarized as follows:

	For the six months ended June 30,		Variance
			2005 vs. 2004
(In millions)	2005	2004
Cash provided by operating activities	$59.3	$75.5	$(16.2)
Cash provided by (used in) investing activities	157.8	(164.8)	322.6
Cash (used in) provided by financing activities	(214.6)	93.3	(307.9)

Operations generated $59.3 million of net cash for the first six months of 2005 compared to $75.5 million in 2004. The change in cash flow from operating activities was primarily the result of fluctuations in working capital primarily in accounts payable and accrued expenses.

Our investing activities provided net cash of $157.8 million in 2005 and used net cash of $164.8 million in 2004. The change in cash used in investing activities in 2005 was due primarily to increased proceeds from sales of properties ($200.3 million), reduced property acquisitions ($123.5 million), reduced rental property additions including tenant improvements and construction in progress ($9.2 million) and increased distributions from unconsolidated entities ($4.0 million) partially offset by increased investment in unconsolidated entities ($14.0 million).

Our financing activities used net cash of $214.6 million in 2005 and provided $93.3 million in 2004. The change in net cash from financing activities in 2005 was due primarily to a decrease in stock option exercises ($17.0 million), higher dividends ($1.6 million) and higher net repayments of debt ($289.3 million).

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital are our real estate operations and our unsecured credit facility. As of June 30, 2005, we had approximately $7.3 million in cash and cash equivalents and $225.1 million available for borrowing under our unsecured credit facility. We derive substantially all of our revenue from tenants under leases at our properties. Our operating cash flow therefore depends materially on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.

Our primary uses of cash are to fund distributions to stockholders, to fund capital investment in our existing portfolio of operating assets, and to fund new acquisitions and our development activities. As a REIT, we are required to

Management’s Discussion and Analysis

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

•	Funding dividends on our common and preferred stock and making distributions to third party unit holders in certain of our subsidiaries;

•	Approximately $58 -$78 million to invest in our existing portfolio of operating assets, including approximately $54 -$69 million tenant-related capital requirements; and

•	Approximately $2 -$7 million to fund mezzanine loans we have committed to make in connection with two projects for which we are providing development management services.

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

In December 2003, our Board of Directors approved a plan to restructure the manner in which we hold our assets by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we formed CarrAmerica Realty Operating Partnership, L.P., or the Operating Partnership, to which we contributed substantially all of our assets on June 30, 2004 in exchange for 100% of the units of common and preferred partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of our liabilities, including the assumption of the obligations under our unsecured credit facility and our senior unsecured notes. At June 30, 2005, we owned all of the outstanding units of partnership interest of the Operating Partnership.

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

Real Estate Operations

After several years of adverse conditions in the commercial office real estate markets, vacancy rates peaked in the majority of our markets in 2003 and then began to improve. In 2005, as a result of continued positive net absorption vacancy rates have continued to decline in all of our markets except Chicago. As a result of improved office job growth, we believe leasing activity is up significantly, and we believe that market rental rates have stabilized in all of our markets and have improved in many of our markets including Washington, D.C. and Southern California. Rental economics are expected to improve in most of our markets for the discernable future.

Due to the improving market conditions described above, occupancy in our portfolio of operating properties increased to 88.3% at June 30, 2005 compared to 87.8% at December 31, 2004 and 87.1% at June 30, 2004. If demand continues to improve in the balance of 2005, we expect that our overall portfolio average occupancy may improve further. Our occupancy improved slightly in 2005 over 2004 due in part to acquisitions of properties with higher occupancies and dispositions of certain low occupancy properties. Our same store (properties we owned in both years) occupancy was 88.5% at June 30, 2005 compared to 87.8% at June 30, 2004. In connection with terminating tenants in the three months ended June 30, 2005, we earned $1.1 million of termination fees compared to $3.7 million for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, we earned termination fees of $1.8 million and $5.3 million, respectively. These fees are non-recurring in nature and while we expect we will earn modest termination fees in 2005, we expect that they will be substantially lower than in 2004.

Rental rates on space that was re-leased in 2005 decreased an average of 16.5% in comparison to rates that were in effect under expiring leases. While market rental rates have stabilized and are improving in many of our markets, rental rates on in-place leases in certain markets remain significantly above current market rental rates. We estimate that market rental rates on leased space expiring in 2005 will be, on average, approximately 8%-12% lower than straight-lined rents on expiring leases. We have 0.8 million square feet of space on which leases are currently scheduled to expire in the remainder of 2005.

The International Monetary Fund vacated approximately 500,000 square feet in one property in Washington, D.C. on June 30, 2005. Base rental income associated with this lease was approximately $1.5 million per month. Approximately 80% of this space has been leased to a new tenant. However, the new lease requires the space to be taken out of service for a period of two to four months to complete building improvements for the new tenant, includes eight months of abated rent and requires significant capital investment in tenant improvements, lease incentives and lease commissions. As a result, we expect this vacancy and abatement of rent to have a significant negative impact on our operating cash flows and results of operations during the second half of 2005.

Management’s Discussion and Analysis

Debt Financing

We generally use unsecured, corporate-level debt, including senior unsecured notes and our unsecured credit facility, to meet our borrowing needs. As a component of this financing strategy, we continue to unencumber our assets where possible by repaying existing mortgage debt with unsecured debt. As of June 30, 2005, we had reduced our fixed rate mortgage debt to approximately $260.5 million, or 14.5% of our total debt, from $347.6 million, or 18.6% of our total debt, as of June 30, 2004.

We generally use fixed rate debt instruments in order to match the returns from our real estate assets. We also utilize variable rate debt for short-term financing purposes or to protect against the risk, at certain times, that fixed rates may overstate our long-term costs of borrowing if assumed inflation or growth in the economy implicit in higher fixed interest rates do not materialize. At times, our mix of variable and fixed rate debt may not suit our needs. At those times, we use derivative financial instruments including interest rate swaps and caps, forward interest rate options or interest rate options in order to assist us in managing our debt mix. We will either hedge our variable rate debt to give it a fixed interest rate or hedge fixed rate debt to give it a variable interest rate. Our percentage of fixed rate debt was 81.1% as of June 30, 2005 compared to 67.8% as of June 30, 2004.

We have three investment grade ratings. As of June 30, 2005, Fitch Rating Services and Standard & Poors have each assigned their BBB rating to our prospective senior unsecured debt offerings and their BBB- rating to our prospective cumulative preferred stock offerings. Moody’s Investor Service has assigned its Baa2 rating with a stable outlook to our prospective senior unsecured debt offerings and its Baa3 rating to our prospective cumulative preferred stock offerings. A downgrade in rating by any one of these rating agencies could result from, among other things, a change in our financial position or a downturn in general economic conditions. Any such downgrade could adversely affect our ability to obtain future financing or could increase the interest rates on our existing variable rate debt. However, we have no debt instruments under which the principal maturity would be accelerated upon a downward change in our debt rating.

Our total debt at June 30, 2005 and December 31, 2005 is summarized as follows:

(In thousands)	June 30, 2005	December 31, 2004
Fixed rate mortgages	$260,534	$262,930
Notes payable	18,696	19,228
Unsecured credit facility	239,000	295,000
Senior unsecured notes	1,275,000	1,375,000

	1,793,230	1,952,158

Unamortized discount and fair value adjustment, net	(9,505)	(11,028)

	$1,783,725	$1,941,130

Our fixed rate mortgage debt bore an effective weighted average interest rate of 7.44% at June 30, 2005 and had a weighted average maturity of 3.5 years. $239.0 million (13.3%) of our total debt at June 30, 2005 bore a LIBOR-based variable interest rate and $100.0 million (5.6%) of our debt was subject to variable interest rates through interest rate swap agreements. The interest rate on borrowings on our unsecured credit facility at June 30, 2005 was 3.99%.

We repaid $2.4 million of fixed rate mortgage debt in the first six months of 2005.

Our primary external source of liquidity is our credit facility. On June 30, 2004, we entered into a new $500.0 million, three year unsecured revolving credit facility with JPMorgan Chase Bank as administrative agent for a syndicate of banks. The facility replaced, and was used to repay all amounts outstanding under our previous senior unsecured credit facility. We may increase the facility to $700.0 million by our request at any time within 24 months of the closing, provided the funding commitments are increased accordingly. The facility can be extended one year at our option. The facility carries an interest rate of 65 basis points over 30-day LIBOR, or 3.99% as of June 30, 2005. As of June 30, 2005, $239.0 million was drawn on the credit facility, $35.9 million in letters of credit were outstanding, and we had $225.1 million available for borrowing.

Our unsecured credit facility contains financial and other covenants with which we must comply. Some of these covenants include:

•	A minimum ratio of annual EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense of at least 2 to 1;

Management’s Discussion and Analysis

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

As of June 30, 2005, we are in compliance with all debt covenants. For the remainder of 2005, we expect our minimum ratio of annual EBITDA to interest expense to be in compliance but relatively close to the minimum of 2.0 to 1 as a result of space that will be out of service related to a large new lease in Washington, D.C. and the delayed commencement of revenue recognition on leases that have been executed as a result of our change in how we recognize revenue. If circumstances change from our current expectations, there can be no assurance we will remain in compliance with this or our other covenants. During the first quarter of 2005, we amended our credit facility, increasing the maximum ratio of total debt to tangible fair market value of our assets to 60%. In addition, the capitalization rate used to compute the fair market value of our assets for purposes of calculating this ratio was decreased from 9.0% to 8.5% for properties located in the Washington, D.C. metropolitan area. Our ability to draw on our unsecured credit facility or to incur other unsecured debt in the future could be restricted by the covenants.

We have senior unsecured notes outstanding at June 30, 2005 as follows:

(In thousands)	Note Principal	Unamortized Discount	Fair Value Adjustment	Total
7.375% notes due in 2007	$125,000	$(289)	$—	$124,711
5.261% notes due in 2007	50,000	(72)	—	49,928
5.25% notes due in 2007	175,000	(653)	—	174,347
3.625% notes due in 2009	225,000	(574)	(2,660)	221,766
6.875% notes due in 2008	100,000	(1,101)	—	98,899
5.125% notes due in 2011	200,000	(556)	—	199,444
7.125% notes due in 2012	400,000	(3,600)	—	396,400

	$1,275,000	$(6,845)	$(2,660)	$1,265,495

All of the notes are unconditionally guaranteed by CarrAmerica Realty, L.P., one of our subsidiaries.

Our senior unsecured notes also contain covenants with which we must comply. These covenants include:

•	Limits on our total indebtedness on a consolidated basis;

•	Limits on our secured indebtedness on a consolidated basis;

•	Limits on our required debt service payments; and

•	Compliance with the financial covenants of our credit facility.

We were in compliance with our senior unsecured notes covenants as of June 30, 2005.

$100.0 million of senior unsecured notes matured on March 1, 2005 and were repaid on that date using borrowings from our unsecured credit facility.

Derivative Financial Instruments

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for the six months ended June 30, 2005 of approximately $14,000 related to the swaps. We recognized a reduction in interest expense for the three and six months ended June 30, 2004 of approximately $0.6 million and $1.8 million, respectively, related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

Management’s Discussion and Analysis

On March 18, 2004, in conjunction with the issuance of $225.0 million of our 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. Under the terms of these agreements, we receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2005, the fair value of the interest rate swaps was a payable of approximately $(2.7) million. We recognized an increase in interest expense for the three and six months ended June 30, 2005 of approximately $0.1 million and $0.2 million, respectively and a reduction in interest expense of approximately $0.2 million and $0.3 million for the three and six months, respectively, ended June 30, 2004 related to the swaps. As of June 30, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 4.23%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman, Sachs & Co. and Morgan Stanley in anticipation of our 5.125% $200.0 million senior unsecured note offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three and six months ended June 30, 2005, the impact of the interest rate locks on interest expense was not material.

In January 2005, we purchased an interest rate cap with a notional amount of $200.0 million and LIBOR capped at 7.5% which expires in February 2006.

Dividends

We currently intend to pay dividends quarterly. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Directors, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to our stockholders. The table below details our dividend and distribution payments for the three and six months ended June 30, 2005 and 2004, respectively.

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2005	2004	2005	2004
Preferred stock dividends	$3,774	$3,774	$7,548	$7,548
Unit distributions	2,909	2,723	5,639	5,579
Common stock dividends	27,770	27,177	55,357	53,793

	$34,453	$33,674	$68,544	$66,920

Cash flows from operations is an important factor in our ability to sustain our common stock dividend at its current rate. Cash flows from operations decreased from $75.5 million in 2004 to $59.3 million in 2005 due primarily to fluctuations in working capital. We expect our cash flows from operations to be lower in 2005 than 2004 while tenant improvements and lease incentives are expected to remain at elevated levels as a result of factors mentioned in the introduction to our Management’s Discussion and Analysis, including but not limited to, lower expected lease termination fees, continued declines in rental rates compared to the rates on expiring leases and costs associated with a new lease in Washington, D.C. for approximately 394,000 rentable square feet. This lease requires the space to be taken out of service for a period of two to four months for remodeling for the new tenant, includes eight months of abated rent and requires significant capital investment in tenant improvements, lease incentives and lease commissions. We expect that these factors will negatively impact our cash flows from operations and our ability to satisfy our current common stock dividend payment level using cash flows from operations. We currently expect to maintain our common stock dividend rate of $0.50 per quarter in 2005. As a result, we expect to borrow under our line of credit and/or sell assets in order to maintain this rate. There can be no assurance that circumstances may not change and as a result of poorer than expected operating results or the inability to obtain financing on favorable terms, or at all, that we will not later reduce our common stock dividend below the current rate. We generally are restricted from paying dividends that would exceed 90% of our funds from operations during any four-quarter period.

Management’s Discussion and Analysis

Capital Commitments

We expect to incur unusually high levels of tenant improvements, lease incentives and lease commissions due to the commencement of a 394,000 square foot lease in Washington, D.C. In connection with this lease, we expect to incur approximately $5.6 million of tenant improvements, lease incentives and lease commissions in 2005 with an additional $25.4 million being incurred in 2006. We currently have no development projects underway, however a joint venture in which we hold a 20% interest, has a project under construction. This project is expected to cost $25.1 million, of which our total investment is expected to be $5.0 million. Through June 30, 2005, approximately $1.6 million or 6.3% of total project costs had been expended on this project We expect that our credit facility and project-specific financing will provide the additional funds required to complete this project and to finance the costs of additional projects we may undertake.

We are under contract to purchase two properties with contingencies waived which are expected to close in the third quarter. The first is a 168,000 square foot Class A office building in Rosslyn, Virginia which is being purchased for $61.7 million. The second is a 3-building, 156,000 square foot Class A R&D project in Redmond, Washington which is being purchased for approximately $35.6 million. The consummation of these acquisitions remains subject to customary closing conditions.

Unconsolidated Investments and Joint Ventures

We have investments in real estate joint ventures in which we hold 15%-50% interests. These investments are accounted for using the equity method and therefore the assets and liabilities of the joint ventures are not included in our consolidated financial statements. Most of our real estate joint ventures own and operate office buildings financed by non-recourse debt obligations that are secured only by the real estate and other assets of the joint ventures. We have no obligation to repay this debt and the lenders have no recourse to our other assets. As of June 30, 2005, we guaranteed $30.0 million of debt related to a joint venture and have provided a completion guarantee related to a joint venture project for which total costs are anticipated to be $172.0 million, of which $140.0 million had been expended to date. We have not funded any amounts under these guarantees and do not expect any funding will be required in the future. We are also committed to fund $2.7 million of capital to one of our joint ventures. We expect to make this contribution in 2005.

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

In addition to making investments in these ventures, we provide construction management, leasing and property management, development and architectural and other services to them. We earned fees for these services of $2.6 million and $1.7 million for the three months ended June 30, 2005 and 2004, respectively, and $4.6 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively. Accounts receivable from joint ventures and other affiliates were $1.9 million at June 30, 2005 and $0.8 million at June 30, 2004.

We have a minority ownership interest in a non-real estate operating company, AgilQuest, which we account for using the cost method and in which we invested $2.8 million. We evaluate this investment regularly considering factors such as the company’s progress against its business plans, its operating results and the estimated fair value of its equity securities. Based on this evaluations, we recognized an impairment loss of $1.1 million on our investment in AgilQuest in 2003. In the future, additional impairment charges related to our investment may be required. During the second quarter of 2005, we converted our equity investment in essention to a note receivable.

Management’s Discussion and Analysis

Off Balance Sheet Arrangements

Variable Interest Entities

During 2003, we provided mezzanine loans and guaranties to third-parties for development management projects. The purpose of these variable interest entities (“VIEs”) is to build and own office buildings in Washington, D.C. Based upon our analysis, we believe that we are not the primary beneficiary of either entity and, accordingly, we do not consolidate them. Our maximum exposure to loss as June 30, 2005 is $73.8 million, the sum of our notes receivable ($29.2 million) and the maximum exposure under the guaranties ($44.6 million).

In December 2004, we provided mezzanine financing to a third-party joint venture. This VIE owns property in Texas. Based upon our analysis, we believe that we are not the primary beneficiary of this entity and, accordingly, we do not consolidate it. Our maximum exposure to loss as of June 30, 2005 is $13.8 million, the balance of our subordinated note receivable.

Guarantee Obligations

Our obligations under guarantee agreements at June 30, 2005 are summarized as follows:

Type of Guarantee	Project Relationship	Term	Maximum Exposure	Carrying Value
Loan[1]	575 7th Street	Oct-05	$30,000,000	$—
Loan[2]	Atlantic Building	Mar-07	25,000,000	160,000
Completion[3]	Atlantic Building	Mar-07	60,167,000	250,000
Completion[4]	Shakespeare Theatre	Dec-06	47,458,000	725,000
Loan[5]	10UCP	Nov-06	1,015,000	—
Loan[6]	Square 320	Mar-06	19,570,000	165,000

1.	Loan guarantee relates to a joint venture in which we have a 30% interest and for which we are the developer. It is a payment guarantee to the lender on behalf of the joint venture. If the joint venture defaults on the loan, we may be required to perform under the guarantee. We have a reimbursement guarantee from the other joint venture partner to repay us its proportionate share (70%) of any monies we pay under the guarantee.
2.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.
3.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
4.	Completion guarantee relates to a third party project for which we are the developer. It is a completion guaranty to the lender and/or owners. If the third party defaults on its obligation to construct the building, we may be required to perform. As long as there is no Event of Default under the loan agreement, the lender will continue to make funds available from the construction loan to complete the project.
5.	Lease-up guarantee to a lender. Funds related to this guarantee are being held in escrow by a joint venture in which we own a minority interest.
6.	Loan guarantee relates to a third party project for which we are the developer. It is a payment guarantee to the lender. If the third party defaults on the loan, we may be required to perform under the guarantee. We have a security interest in the third party’s interest in the underlying property. In the event of a default, we can exercise our rights under the security agreement to take title to the property and sell the property to mitigate our exposure under the guarantee. We have entered into an agreement with the lender that permits us to acquire the lender’s first position mortgage securing the loan if the third party defaults on the loan and we then make payment in full to the lender under the guarantee.

In the normal course of business, we guarantee our performance of services or indemnify third parties against our negligence.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” It replaces Accounting Principle Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Management’s Discussion and Analysis

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

Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new and modified arrangements. We do not expect that we will be required to consolidate any of our current unconsolidated investments nor will this EITF have a material effect on our financial statements.

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

Management’s Discussion and Analysis

The following table provides the calculation of our FFO and a reconciliation of FFO to net income for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2005	2004	2005	2004
Net income	$11,868	$14,007	$106,910	$29,237

Adjustments
Minority interest	1,977	2,139	3,768	4,165
FFO allocable to Unitholders	(3,796)	(3,502)	(7,153)	(7,060)
Depreciation and amortization	37,169	35,516	73,897	70,754
Minority interests’ (non-Unitholders share of depreciation, amortization and net income)	(263)	(267)	(548)	(540)
(Gain) loss on sale of properties	(4,436)	48	(92,530)	(8)

FFO as defined by NAREIT[1]	$42,519	$47,941	$84,344	$96,548

[1]	FFO as defined by NAREIT includes impairment losses on real estate.

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

Management’s Discussion and Analysis

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

On November 20, 2002, in conjunction with the issuance of $175.0 million of our 5.25% senior unsecured notes, we entered into interest rate swap agreements with JPMorgan Chase Bank, Bank of America, N.A. and Goldman, Sachs & Co. Under the terms of these agreements, we received interest at a fixed rate of 5.25% and paid interest at a variable rate of six-month LIBOR in arrears plus 1.405%. The interest rate swaps matured at the same time the notes were due. The swaps qualified as fair value hedges for accounting purposes. We recognized an increase in interest expense for the three and six months ended June 30, 2005 of approximately $14,000 related to the swaps. We recognized a reduction in interest expense for the three and six months ended June 30, 2004 of approximately $0.6 million and $1.8 million, respectively, related to the swaps. On April 18, 2005, we terminated these swap agreements by paying approximately $2.0 million. This payment is being amortized to interest expense over the remaining term of the senior unsecured notes which mature November 2007. The effective rate of interest on the notes giving effect to the swap termination is 5.69%.

On March 18, 2004, in conjunction with the issuance of $225.0 million of our 3.625% senior unsecured notes, we entered into $100.0 million of interest rate swap agreements with JPMorgan Chase Bank and Bank of America, N.A. Under the terms of these agreements, we receive interest at a fixed rate of 3.625% and pay interest at a variable rate of six-month LIBOR in arrears plus 0.2675%. The interest rate swaps mature at the same time the notes are due. The swaps qualify as fair value hedges for accounting purposes. As of June 30, 2005, the fair value of the interest rate swaps was a payable of approximately $(2.7) million. We recognized an increase in interest expense for the three and six months ended June 30, 2005 of approximately $0.1 million and $0.2 million, respectively and a reduction in interest expense of approximately $0.2 million and $0.3 million for the three and six months, respectively, ended June 30, 2004 related to the swaps. As of June 30, 2005, taking into account the effect of the interest rate swaps, the effective interest rate on $100.0 million of the notes was 4.23%.

On August 10, 2004, we entered into interest rate lock agreements with a notional amount of $150.0 million with JPMorgan Chase Bank, Goldman, Sachs & Co. and Morgan Stanley in anticipation of our 5.125% $200.0 million senior unsecured note offering. We settled the interest rate locks on August 20, 2004 and paid $0.6 million to the counterparties. The interest rate locks qualified as cash flow hedges and are being amortized to interest expense over the life of our senior unsecured notes due in 2011. During the three and six months ended June 30, 2005, the impact of the interest rate locks on interest expense was not material.

In January 2005, we purchased an interest rate cap with a notional amount of $200.0 million and LIBOR capped at 7.5% which expires in February 2006.

Our unsecured line of credit carries an interest rate of 30-day LIBOR plus 0.65%. This exposes us to the risk of higher interest costs if 30-day LIBOR should increase above its current low levels. A 10% increase in the current interest rate would have increased interest expense on the line of credit approximately $0.6 million for the first six months of 2005.

If the market rates of interest on our interest rate swap agreements increase by 10% (or approximately 42 basis points), our interest expense would have increased by approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2005, respectively.

Any other significant changes in our market risk that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004 are summarized in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2005 of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our 2005 annual meeting of stockholders was held on April 28, 2005.

Proposal One: Election of Directors - Andrew F. Brimmer, Thomas A. Carr, Joan Carter, Philip L. Hawkins, Robert E. Torray and Wesley S. Williams were reelected to our Board of Directors. Bryce Blair was newly elected to our Board of Directors. The following votes were taken in connection with the proposal.

	FOR	WITHHELD
Bryce Blair	47,610,119	262,254
Andrew F. Brimmer	47,469,429	402,944
Thomas A. Carr	47,492,060	380,313
Joan Carter	47,616,421	255,952
Philip L. Hawkins	43,537,438	4,334,535
Robert E. Torray	46,965,148	907,225
Wesley S. Williams, Jr.	47,479,104	393,269

Proposal Two: The ratification of our Audit Committee’s appointment of KPMG, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved at the meeting. The following votes were take in connection with the proposal.

FOR	AGAINST	ABSTAIN
46,846,545	564,665	461,163

Item 6. Exhibits

31.1	Section 302 Certification from Mr. Thomas A. Carr, dated August 1, 2005

31.2	Section 302 Certification from Mr. Stephen E. Riffee, dated August 1, 2005

32.1	Section 906 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated August 1, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRAMERICA REALTY CORPORATION

/s/ Kurt A. Heister
Kurt A. Heister, Senior Vice President, Controller and Treasurer
(on behalf of the registrant and as the registrant’s chief accounting officer)

Date: August 1, 2005