Form 10-K/A
period 2005-12-31
CARRAMERICA REALTY CORP
filed 2006-04-28
CIK 893577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $2.0 billion, based upon the closing price of $36.18 on the New York Stock Exchange composite tape on such date.

Number of shares of Common Stock outstanding as of April 21, 2006: 59,043,031

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Explanatory Note

As previously announced on March 6, 2006, we have entered into a definitive agreement pursuant to which we have agreed, subject to the approval of our common stockholders and other closing conditions, to merge with and into an affiliate of The Blackstone Group. The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2006 (the “2005 10-K”), to include information previously omitted from the 2005 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. As a result of the proposed merger, we do not currently anticipate preparing a definitive proxy statement in connection with the election of directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) and (b) of our 2005 10-K have been amended and restated in their entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2005 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our Directors, Executive Officers and Certain Employees

Please see the information provided in the sections entitled “Our Directors” and “Our Executive Officers and Certain Key Employees” in Item 1 of the 2005 10-K, which are incorporated herein by reference, for certain information regarding our directors, executive officers and certain employees.

Audit Committee

Our Board of Directors has established an Audit Committee in order to assist the Board in monitoring the integrity and accuracy of our financial statements, our systems of internal controls regarding finance, accounting and legal compliance, our independent registered public accounting firm’s qualifications and independence and the performance of our internal audit function. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of any accounting firm employed by us (including the resolution of disputes between management and the accounting firm regarding financial reporting) for the purpose of preparing and issuing an audit report or other work related to the preparation, review and audit of our financial statements, and such firm will report directly to the Audit Committee.

Pursuant to the charter of the Audit Committee, all of the members of the Audit Committee must meet the independence, experience and financial literacy and expertise requirements of the listing standards of the New York Stock Exchange, or NYSE, the Sarbanes-Oxley Act of 2002, the Exchange Act, and applicable rules and regulations of the SEC, as in effect from time to time. Our Board of Directors has determined that each of Andrew F. Brimmer, K. Dane Brooksher, Joan Carter, Robert E. Torray and Wesley S. Williams, Jr., all of the members of our Audit Committee, is independent within the meaning of the requirements of the NYSE’s listing standards and Rule 10A-3 under the Exchange Act. The Board of Directors also has determined that each of Andrew F. Brimmer, K. Dane Brooksher and Wesley S. Williams, Jr. is an audit committee financial expert, as defined by the rules and regulations promulgated by the SEC, and is financially literate and has accounting or related financial management expertise as required by the NYSE’s listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC and the NYSE. Such directors, executive officers and greater than ten percent stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 they file.

Based on our review of the copies of such forms we have received and on written representations from certain reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that our directors, executive officers and greater than ten percent stockholders complied with the Section 16(a) filing requirements applicable to them with respect to transactions during 2005, with the exception that one late filing was made in 2005 by our Controller and Treasurer relating to the disposition of 252 shares of our common stock, for the payment of taxes upon the vesting of his restricted stock.

Code of Ethics and Corporate Governance Principles

Code of Ethics. Our Board has adopted a Code of Business Conduct and Ethics, which is intended to set forth for our directors, officers and employees the basic principles and guidelines for resolving various legal and ethical questions that may arise in the workplace and in the conduct of our business.

Code of Ethics for the CEO and Senior Financial Officers. The Audit Committee of our Board has adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, setting forth for such officers, principles and guidelines for resolving various legal and ethical questions that may arise in the conduct of our business.

Corporate Governance Principles. Our Board has adopted Corporate Governance Principles setting forth the guidelines for the conduct of our Board of Directors.

Where You Can Find These Documents. Our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers and Corporate Governance Principles are available on our website at www.carramerica.com. In addition, we will provide copies of our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers and Corporate Governance Principles free of charge to any stockholder who sends a written request to Office of the Corporate Secretary, CarrAmerica Realty Corporation, 1850 K Street, N.W., Washington, D.C. 20006. We will post on our website any amendment to, or a waiver from, a provision of our Code of Ethics for the CEO and Senior Financial Officers.

Item 11. Executive Compensation

The following table provides information on the annual and long-term compensation for our Chief Executive Officer and our four most highly compensated other executive officers, which we refer to collectively as the named executive officers, for the periods indicated. Each of our executive officers is appointed annually and serves at the discretion of our Board.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)		Restricted Stock/ Award(s)($)(1)		All Other Compensation ($)
Thomas A. Carr	2005	$488,077	(2)	$653,400	(3)	$1,175,609	(4)	$27,246	(5)
Chief Executive Officer and	2004	450,000		550,000		455,642	(4)	199,983	(5)(6)
Chairman of the Board of	2003	450,000		450,000		161,902	(4)	78,733	(5)(6)
Directors

Philip L. Hawkins	2005	$433,846	(7)	$528,000	(3)	$835,985	(8)	$59,097	(9)
President and	2004	400,000		440,000		390,003	(8)	183,779	(6)(9)
Chief Operating Officer	2003	400,000		360,000		134,719	(8)	88,125	(6)(9)

Stephen E. Riffee	2005	$313,846	(10)	$330,000	(3)	$349,959	(11)	$39,607	(12)
Chief Financial Officer	2004	280,000		190,000		210,017	(11)	108,727	(6)(12)
	2003	280,000		165,000		176,991	(11)	91,474	(6)(12)

Karen B. Dorigan	2005	$310,154	(13)	$195,000	(3)	$267,901	(14)	$37,546	(15)
Chief Investment Officer	2004	300,000		185,000		191,240	(14)	98,676	(6)(15)
	2003	300,000		150,000		161,663	(14)	83,882	(6)(15)

Linda A. Madrid	2005	$287,582	(16)	$183,125	(3)	$209,012	(18)	$32,092	(19)
Managing Director, General	2004	255,000		165,000		153,005	(18)	80,237	(6)(19)
Counsel and Corporate	2003	250,962	(17)	127,500		125,259	(18)	66,398	(6)(19)
Secretary

(1)	Represents the value of grants of restricted stock made under our 1997 Stock Option and Incentive Plan based on the closing sale price of our common stock on the date of grant. The shares of restricted stock vest ratably over a four-year period, assuming the named executive officer is still an employee of CarrAmerica or otherwise eligible for vesting on the vesting date. On each vesting date, the named executive officer vests in shares representing 25% of the total number of shares of restricted stock. The grantees are entitled to current voting rights and dividend payments (such dividends were $0.50 per share for each quarter of 2005) under the terms of their restricted stock agreements. As of December 31, 2005, the total holdings of restricted stock of the named executive officers and the market value of such holdings based on $34.63 per share of our common stock, the last sale price of our common stock on the NYSE on December 30, 2005, were as follows:

Named executive officer	Number of Restricted Stock Holding	Total Value of Restricted Stock Holding at 12/31/05
Thomas A. Carr	52,560 shares	$1,820,153
Philip L. Hawkins	40,507 shares	1,402,757
Stephen E. Riffee	20,992 shares	726,953
Karen B. Dorigan	17,857 shares	618,388
Linda A. Madrid	13,511 shares	467,886

(2)	Mr. Carr’s annual salary was $450,000 from January through February 15, 2005, when it was increased to $495,000.
(3)	Paid in 2005 for the year ended December 31, 2004.
(4)	Mr. Carr was awarded 36,453 shares of restricted stock on February 16, 2005, 14,050 shares of restricted stock on February 12, 2004, and 6,760 shares of restricted stock on January 29, 2003.
(5)	Includes: (i) employer matching and profit sharing contributions for 2005, 2004 and 2003 to the CarrAmerica Realty Corporation Retirement Plan in the aggregate amounts of $15,750, $15,375, and $15,000, respectively; (ii) employer contributions for 2005, 2004 and 2003 for life, accidental death and dismemberment (AD&D), and long-term disability insurance premiums in the amounts of $1,140, $1,140 and $918, respectively; (iii) employer contributions for 2005, 2004 and 2003 for short-term disability insurance premiums in the amounts of $346, $346 and $403, respectively; (iv) employer contributions for 2004 to the CarrAmerica Realty Corporation Amended and Restated Executive Deferred Compensation Plan in the amounts of $20,250; (v) employer contributions for 2005, 2004 and 2003 for health and welfare benefits pursuant to the CarrAmerica CarrFlex Cafeteria Plan in the amounts of $10,010, $9,900, and $8,524, respectively; and (vi) cash value awards for 2004 and 2003 of $152,972 and $53,888, respectively.
(6)	The 2004 and 2003 cash value awards were awards of cash granted to each named executive officer on February 12, 2004 and January 29, 2003, respectively, in connection with grants of 2004 and 2003 restricted stock awards to such named executive officer on the corresponding dates. The 2003 cash value award was calculated based on the last reported sale price of our common stock on the NYSE on January 29, 2003 of $23.95 per share. The cash value awards vest annually in equal amounts over a four-year period on each anniversary date of the grant, assuming the named executive officer is still an employee of CarrAmerica or otherwise eligible for vesting on the vesting date.
(7)	Mr. Hawkins’ annual salary was $400,000 from January through February 15, 2005, when it was increased to $440,000.
(8)	Mr. Hawkins was awarded 25,922 shares of restricted stock on February 16, 2005, 12,026 shares of restricted stock on February 12, 2004 and 5,625 shares of restricted stock on January 29, 2003.
(9)	Includes: (i) employer matching and profit sharing contributions for 2005, 2004 and 2003 to the CarrAmerica Realty Corporation Retirement Plan in the aggregate amounts of $15,750, $15,375, and $15,000, respectively; (ii) employer contributions for 2005, 2004 and 2003 for life, AD&D and long-term disability insurance premiums in the amounts of $1,140, $1,140 and $918, respectively; (iii) employer contributions for 2005, 2004 and 2003 for short-term disability insurance premiums in the amounts of $346, $346 and $403, respectively; (iv) employer contributions for 2005, 2004 and 2003 to the CarrAmerica Realty Corporation Amended and Restated Executive Deferred Compensation Plan in the amounts of $31,851, $26,099 and $18,374, respectively; (v) employer contributions for 2005, 2004 and 2003 for health and welfare benefits pursuant to the CarrAmerica CarrFlex Cafeteria Plan in the amounts of $10,010, $9,900 and $8,524, respectively; and (vi) cash value awards for 2004 and 2003 of $130,920 and $44,906, respectively.
(10)	Mr. Riffee’s annual salary was $280,000 from January through February 15, 2005, when it was increased to $320,000.
(11)	Mr. Riffee was awarded 10,840 shares of restricted stock on February 16, 2005, 6,476 shares of restricted stock on February 12, 2004 and 7,390 shares of restricted stock on January 29, 2003.
(12)	Includes: (i) employer matching and profit sharing contributions for 2005, 2004 and 2003 to the CarrAmerica Realty Corporation Retirement Plan in the aggregate amounts of $15,750, $15,375 and $15,000, respectively; (ii) employer contributions for 2005, 2004 and 2003 for life, AD&D and long-term disability insurance premiums in the amounts of $1,140, $1,140 and $918, respectively; (iii) employer contributions for 2005, 2004 and 2003 for short-term disability insurance premiums in the amounts of $346, $346 and $403, respectively; (iv) employer contributions for 2005, 2004 and 2003 to the CarrAmerica Realty Corporation Amended and Restated Executive Deferred Compensation Plan in the amounts of $12,362, $11,463 and $7,712, respectively; (v) employer contributions for 2005, 2004 and 2003 for health and welfare benefits pursuant to the CarrAmerica CarrFlex Cafeteria Plan in the amounts of $10,010, $9,900 and $8,524, respectively; and (vi) cash value awards for 2004 and 2003 of $70,503 and $58,917, respectively.
(13)	Ms. Dorigan’s annual salary was $300,000 from January through February 15, 2005, when it was increased to $312,000.
(14)	Ms. Dorigan was awarded 8,307 shares of restricted stock on February 16, 2005, 5,897 shares of restricted stock on February 12, 2004 and 6,750 shares of restricted stock on January 29, 2003.
(15)	Includes: (i) employer matching and profit sharing contributions for 2005, 2004 and 2003 to the CarrAmerica Realty Corporation Retirement Plan in the aggregate amounts of $15,750, $15,375 and $15,000, respectively; (ii) employer contributions for 2005, 2004 and 2003 for life, AD&D and long-term disability insurance premiums in the amounts of $1,140, $1,140 and $918, respectively; (iii) employer contributions for 2005, 2004 and 2003 for short-term disability insurance premiums in the amounts of $346, $346 and $403, respectively; (iv) employer contributions for 2005, 2004 and 2003 to the CarrAmerica Realty Corporation Amended and Restated Executive Deferred Compensation Plan in the amounts of $14,271, $11,63 and, $8,290, respectively; (v) employer contributions for 2005, 2004 and 2003 for health and welfare benefits pursuant to the CarrAmerica CarrFlex Cafeteria Plan in the amounts of $6,040, $5,973 and $5,383, respectively; and (vi) cash value awards for 2004 and 2003 of $64,211 and $53,888, respectively.

(16)	Ms. Madrid’s annual salary was $255,000 from January through February 15, 2005 when it increased to $293,500.
(17)	Ms. Madrid’s annual salary was $220,000 from January through February 2, 2003 when it increased to $255,000.
(18)	Ms. Madrid was awarded 6,481 shares of restricted stock on February 16, 2005, 4,718 shares of restricted stock on February 12, 2004 and 5,230 shares of restricted stock on January 29, 2003.
(19)	Includes: (i) employer matching and profit sharing contributions for 2005, 2004 and 2003 to the CarrAmerica Realty Corporation Retirement Plan in the aggregate amounts o $15,750, $15,375 and $15,000, respectively; (ii) employer contributions for 2005, 2004 and 2003 for life, AD&D and long-term disability insurance premiums in the amounts of $1,140, $1,140 and $897, respectively; (iv) employer contributions for 2005, 2004 and 2003 for short-term disability insurance premiums in the amounts of $346, $346 and $403, respectively; (v) employer contributions for 2005, 2004 and 2003 to the CarrAmerica Realty Corporation Amended and Restated Executive Deferred Compensation Plan in the amounts of $11,286, $8,457 and $5,005, respectively; (vi) employer contributions for 2005, 2004 and 2003 for health and welfare benefits pursuant to the CarrAmerica CarrFlex Cafeteria Plan in the amounts of $3,570, $3,550 and $3,300, respectively; and (vii) cash value awards for 2004 and 2003 of $51,369 and $41,793, respectively.

Option Grants in Last Fiscal Year

No options were granted to the named executive officers during our last fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End(1) (#)		Values of Unexercised In-the-Money Options/SARs at Fiscal Year- End(2) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas A. Carr	100,000	$1,096,810	508,377	0	$3,963,483	$0
Philip L. Hawkins	113,500	598,137	194,750	0	1,952,348	0
Stephen E. Riffee	25,000	248,438	16,625	0	100,083	0
Karen B. Dorigan	53,540	444,666	45,750	0	374,446	0
Linda A. Madrid	14,157	73,235	0	0	0	0

(1)	Number of shares of our common stock underlying options granted under our 1997 Stock Option and Incentive Plan or shares of our common stock for which Class A Units of Carr Realty Holdings, L.P. underlying options granted under the 1993 Carr Realty Option Plan would have been redeemable.
(2)	Based on the last reported sale price of our common stock on the NYSE on December 30, 2005 of $34.63 per share.

Employment Contracts

Change-in-Control Arrangements. We have entered into change-in-control agreements, as amended, with each of Thomas A. Carr, Philip L. Hawkins, Karen B. Dorigan, Stephen E. Riffee and Linda A. Madrid. These agreements provide that if within two years from the date of a “change in control” (which would include our previously announced merger with and into an affiliate of The Blackstone Group, if consummated), the employment of the executive with us is terminated without “cause” by us, or in the event that the executive terminates his or her employment with us for “good reason” (each as defined in the applicable change in control agreements):

•	we or our successor must pay such executive a lump sum prorated share of his or her annual bonus for the year of employment termination;

•	we or our successor must pay such executive a lump sum amount equal to two times his or her base annual salary and “bonus compensation” (which is defined as the greater of the highest annual bonus earned in the prior three years or the current year’s target annual bonus);

•	all of such executive’s restricted stock, stock options and other equity awards will vest immediately;

•	we or our successor must pay such executive a lump sum amount equal to our contributions to, and awards under, all incentive, savings and retirement plans, practices, policies and programs (including the value of any equity-based incentive), which would have been made on behalf of the executive if the executive’s employment continued for two years after the date of termination, assuming for this purpose that all benefits are fully vested; and

•	such executive will be eligible for certain continued benefits (including, without limitation, medical, prescription, dental, vision, disability, life, accidental death and travel accident insurance benefits) during the ensuing two-year period.

These payments also would be made if the executive’s employment was terminated without cause by us prior to a change in control, but in anticipation thereof at the request of the potential buyer, and the change in control is ultimately consummated.

The change-in-control agreements also require us to make the executives whole for any “excess parachute payment” excise taxes that they might incur as a result of the receipt of certain payments and benefits (including the severance payments and benefits described above) in connection with the closing of the transaction.

For purposes of each of these agreements, a “change in control” generally means any of the following events: (i) the consummation of a reorganization, merger or consolidation involving us, unless all or substantially all of the individuals or entities who were the beneficial owners of our voting securities continue to own at least 60% of the outstanding voting securities of the surviving entity in substantially the same proportions as their ownership immediately prior to the transaction and individuals representing at least a majority of the board of directors of the surviving entity were directors of our Board of Directors as of the respective dates of the agreements (including individuals who subsequently become directors whose nomination or election was approved by at least a majority of the directors constituting our Board of Directors as of such dates); (ii) individuals who, as of the respective dates of the agreements, constitute our Board of Directors (including individuals who subsequently become directors whose nomination or election was approved by at least a majority of the directors constituting our Board of Directors as of such dates) cease for any reason to constitute a majority of our Board of Directors; or (iii) the approval by our stockholders of our complete liquidation or dissolution or the sale or other disposition of more than 50% of our operating assets.

Compensation of Our Directors

We pay an annual retainer of $40,000 to directors who are not our employees. Each non-employee director may elect to receive his or her annual retainer and fees in cash or defer all or any portion of such retainer and fees as described below. We also pay each non-employee director a fee (plus out-of-pocket expenses) for attendance (in person or by telephone) at each meeting of our Board of Directors and for each committee meeting held on a non-Board meeting day. Our Board of Directors meeting fee is $1,200 and the committee meeting fee is $1,000, except that the committee meeting fee for each Audit Committee meeting is $1,200. In addition, the chairman of each committee receives an additional annual fee of $5,000, except that the fee for the chairman of the Audit Committee is $7,500.

We also compensate our directors through our 1997 Stock Option and Incentive Plan (the “1997 Plan”). Each non-employee director receives a grant of 1,000 restricted shares of our common stock immediately after first being appointed to the Board. The shares vest in full on the first anniversary of the date of grant. In addition, each continuing non-employee director receives a grant of 1,000 restricted shares of our common stock immediately following the election of directors at each annual meeting of our stockholders. The shares vest in full on the first anniversary of the date of grant. Both employee directors and non-employee directors are eligible to receive other grants under the 1997 Plan, which grants are provided at the discretion of our Executive Compensation Committee. No discretionary grants were made to our non-employee directors in 2005.

Our non-employee directors may elect to defer all or any portion of the retainer and fees paid in cash for service on the Board or any committee thereof in accordance with our Directors’ Deferred Compensation Plan, subject to a minimum deferral of $1,000 per plan year. Each participant may make an annual election to defer compensation for a specified period of years, with a minimum of two years, and/or until termination of service, if sooner. Upon making a deferral election, the non-employee director must also elect the form in which payment is to be made when due, which form may be a lump sum or in annual installments over a period of up to five years. If no election is made, payments will be made over a period of five years. Premature withdrawal is not permitted except to the extent necessary to address an unforeseeable emergency. The plan establishes the terms for withdrawals from participants’ accounts. We have the sole right to distribute amounts from accounts established pursuant to the plan if it determines that the deferred elections, the earnings credited to accounts previously deferred or the deferred compensation account balances under the plan could or might result in us failing to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Compensation Committee Interlocks and Insider Participation

Joan Carter, Bryce Blair, Andrew F. Brimmer, Patricia Diaz Dennis, Timothy Howard and Robert E. Torray served on the Executive Compensation Committee of our Board of Directors during all or a part of 2005. None of these individuals were or ever have been our employee or an employee of any of our subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 31, 2006 for:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our current directors;

•	each of our chief executive officer and our four other most highly compensated executive officers; and

•	all of our directors and executive officers as a group.

Unless otherwise indicated in the footnotes, all such securities are owned directly by the named person and such person identified as the beneficial owner has sole voting and investment power. For purposes of the following table, the number of shares of our common stock that is beneficially owned by each of the persons named below represents the aggregate of (a) shares of our common stock, including restricted stock, such person holds, (b) shares of our common stock that may be issued to such person upon exercise of options that are exercisable or issuable through May 30, 2006, the 60th day from March 31, 2006, and (c) the number of shares of our common stock for which limited partnership units of CRH LP and CAR LP held by such person are redeemable (if we elect to issue shares rather than pay cash upon such redemption). The extent to which a person holds shares of our common stock (including restricted common stock), options to purchase our common stock, CRH LP units and/or CAR LP units is set forth in the footnotes. As of March 31, 2006, we had 59,039,073 shares of our common stock outstanding, and there were 4,181,485 CRH LP units (other than such units held by us) and 925,022 CAR LP units (other than such units held by us), respectively, deemed outstanding.

Name and Address of Beneficial Owner	Number of Shares and Units Beneficially Owned	Percent of All Shares(1)	Percent of All Shares & Units(2)
More Than 5% Beneficial Owner

Cohen & Steers, Inc. (3) 280 Park Avenue, 10th Floor New York, NY 10017	8,835,684	14.97%	13.77%

Stichting Pensioenfonds ABP (4) Oude Lindestraat 70, Postbus 2889 6401 DL Heerlen The Kingdom of the Netherlands	4,125,000	6.99%	6.43%

Wesley Capital Management, LLC (5) 535 Madison Avenue, 26th Floor New York, NY 10022	3,328,000	5.64%	5.19%

The Vanguard Group, Inc.(6) 100 Vanguard Boulevard Malvern, PA 19355	3,006,381	5.09%	4.69%

Directors

Bryce Blair (7) Avalon Bay 2900 Eisenhower Avenue Alexandria, VA 22314	1,000	*	*

Andrew F. Brimmer (8) Brimmer & Company 4400 MacArthur Boulevard, NW Washington, DC 20007	25,999	*	*

K. Dane Brooksher (9) 14100 East 35th Place Aurora, CO 80011	1,000	*	*

Thomas A. Carr(10) CarrAmerica Realty Corporation 1850 K Street, NW Washington, DC 20006	682,143	1.15%	1.06%

Joan Carter (11) UM Holdings, Ltd. 56 N. Haddon Avenue, P.O. Box 200 Haddonfield, NJ 08033	3,000	*	*

Patricia Diaz Dennis (12) 175 East Houston, Room 11-A-50 San Antonio, TX 78205	1,000	*	*

Philip L. Hawkins (13) CarrAmerica Realty Corporation 1850 K Street, NW Washington, DC 20006	295,335	*	*

Robert E. Torray (14) Robert E. Torray & Co. Inc. 7501 Wisconsin Avenue, Suite 1100 Bethesda, MD 20814	223,000	*	*

Wesley S. Williams, Jr. (15) Lockhart Cos. Inc. #44 Estate Thomas St. Thomas, USVI 00802	51,200	*	*

Named Executive Officers

Stephen E. Riffee (16) CarrAmerica Realty Corporation 1850 K Street, NW Washington, DC 20006	54,507	*	*

Karen B. Dorigan (17) CarrAmerica Realty Corporation 1850 K Street, NW Washington, DC 20006	117,367	*	*

Linda A. Madrid (18) CarrAmerica Realty Corporation 1850 K Street, NW Washington, DC 20006	33,906	*	*

All directors and executive officers as a group (12 persons)(19)	1,476,222	2.49%	2.29%

*	Less than 1%.
(1)	The total number of shares deemed outstanding and used in calculating this percentage for the named person(s) is the sum of (a) 59,039,073 shares of our common stock outstanding as of March 31, 2006, (b) the number of shares of our common stock that are issuable to such person(s) upon exercise of options that are exercisable within 60 days of March 31, 2006, and (c) the number of shares of our common stock issuable to such person(s) upon redemption of all CRH LP units and CAR LP Units beneficially owned by such person(s). The total number of shares outstanding does not assume, however, that options, CRH LP units or CAR LP units held by other persons are exercised or redeemed for shares of our common stock.
(2)	The total number of shares and units deemed outstanding and used in calculating this percentage for the named person(s) is the sum of (a) 59,039,073 shares of our common stock outstanding as of March 31, 2006, (b) 4,181,485 CRH LP units outstanding as of March 31, 2006 (other than such units held by us), (c) 925,022 CAR LP units outstanding as of March 31, 2006 (other than such units held by us), and (d) the number of shares of our common stock that are issuable to such person(s) upon exercise of options that are exercisable within 60 days of March 31, 2006. The total number of shares outstanding does not assume, however, that options held by other persons are exercised for shares of our common stock.
(3)	Based on a filing made pursuant to Section 13(g) of the Exchange Act by Cohen & Steers, Inc. Represents 8,808,822 shares of our common stock over which Cohen & Steers, Inc. has sole dispositive power and 8,250,522 of such shares with respect to which Cohen & Steers, Inc. has sole voting power. Cohen & Steers Capital Management, Inc., a subsidiary of Cohen & Steers, Inc., reported sole voting power of 8,250,522 of such shares and dispositive power over 8,808,822 of such shares. Houlihan Rovers SA, a subsidiary of Cohen & Steers, Inc., reported sole voting and dispositive power over 26,802 of the shares reported by Cohen & Steers, Inc.
(4)	Based on a filing made pursuant to Section 13(g) of the Exchange Act by Stichting Pensioenfonds ABP. Represents 4,125,000 shares of our common stock over which Stichting Pensioenfonds ABP has sole dispositive and voting power.
(5)	Based on a filing made pursuant to Section 13(g) of the Exchange Act by Wesley Capital Management, LLC., Arthur Wrubel and John Khoury. Wesley Capital Management, LLC serves as investment manager or advisor to three hedge funds and two managed accounts (the “Funds”) with aggregate ownership of 3,328,000 of our common shares. Messrs. Wrubel and Khoury are managing members of Wesley Capital Management, LLC and together they control its business activities. Wesley Capital Management, LLC and Messrs. Wrubel and Khoury may be deemed to be the beneficial owners of the shares owned by the Funds. Wesley Capital Management, LLC and Messrs. Wrubel and Khoury each disclaim beneficial ownership of the shares held by the Funds, except to the extent of any pecuniary interest.
(6)	Based on a filing made pursuant to Section 13(g) of the Exchange Act by The Vanguard Group, Inc. Represents 3,006,381 shares of our common stock over which The Vanguard Group has sole dispositive power and 22,476 of such shares with respect to which The Vanguard Group has sole voting power.
(7)	Mr. Blair owns 1,000 shares of our common stock.
(8)	Dr. Brimmer owns 3,100 shares of our common stock and options to purchase 22,899 shares of our common stock which are exercisable within 60 days of March 31, 2006.
(9)	Mr. Brooksher owns 1,000 shares of our restricted common stock. These shares are scheduled to vest on December 16, 2006.

(10)	Mr. Carr individually owns 84,410 shares of our common stock, 73,942 shares of our restricted common stock, and 10,328 CRH LP units. Mr. Carr has options to purchase 508,377 shares of our common stock which are exercisable within 60 days of March 31, 2006. Mr. Carr also holds 2,179 shares of our common stock jointly with his wife. In addition, his children hold an aggregate of 2,907 CRH LP units. The Oliver Carr Company owns 485,509 shares of our common stock and 514,707 CRH LP units. Two trusts, of which Mr. Carr may be a beneficiary, own substantially all of the outstanding shares of common stock of The Oliver Carr Company. Mr. Carr disclaims beneficial ownership of these shares and units that are owned by The Oliver Carr Company.
(11)	Ms. Carter owns 3,000 shares of our common stock.
(12)	Ms. Dennis owns 1,000 shares of our restricted common stock. These shares are scheduled to vest on September 12, 2006.
(13)	Mr. Hawkins owns 46,684 shares of our common stock, 53,901 shares of our restricted common stock, and options to purchase 194,750 shares of our common stock which are exercisable within 60 days of March 31, 2006. The number of shares shown for Mr. Hawkins excludes 25,065 shares of our common stock that are issuable to Mr. Hawkins as a result of the vesting of 25,065 restricted stock units, the receipt of which has been deferred at Mr. Hawkins’ election pursuant to the terms of a deferral agreement.
(14)	Mr. Torray individually owns 203,000 shares of our common stock. In addition, his wife owns 20,000 shares of our common stock. Two investment funds that are managed by Robert E. Torray & Co. Inc., of which Mr. Torray is the founder and Chairman, collectively own 606,500 shares of our common stock. Mr. Torray disclaims beneficial ownership of these shares that are owned by the investment funds.
(15)	Mr. Williams owns 6,200 shares of our common stock and options to purchase 43,125 shares of our common stock which are exercisable within 60 days of March 31, 2006.
(16)	Mr. Riffee owns 10,455 shares of our common stock, 27,437 shares of our restricted common stock, and options to purchase 16,625 shares of our common stock which are exercisable within 60 days of March 31, 2006.
(17)	Ms. Dorigan owns 51,489 shares of our common stock, 20,128 shares of our restricted common stock, and options to purchase 45,750 shares of our common stock which are exercisable within 60 days of March 31, 2006. The number of shares shown for Ms. Dorigan excludes 6,684 shares of our common stock that are issuable to Ms. Dorigan as a result of the vesting of 6,684 restricted stock units, the receipt of which has been deferred at Ms. Dorigan’s election pursuant to the terms of a deferral agreement.
(18)	Ms. Madrid owns 18,399 shares of our common stock and 15,507 shares of our restricted common stock. The number of shares shown for Ms. Madrid excludes 4,177 shares of our common stock that are issuable to Ms. Madrid as a result of the vesting of 4,177 restricted stock units, the receipt of which has been deferred at Ms. Madrid’s election pursuant to the terms of a deferral agreement.
(19)	Includes an aggregate of 449,906 shares of our common stock, 192,915 shares of our restricted common stock, options to purchase 833,401 shares of our common stock which are exercisable within 60 days of March 31, 2006, and 13,235 CRH LP units that are beneficially owned by all of our directors and our executive officers as a group, as more fully described in footnotes 7 to 18 above. Of the 192,915 shares of our restricted common stock, 1,000 shares are scheduled to vest on each of September 12, 2006 and December 16, 2006.

The following table summarizes our equity compensation plan information as of December 31, 2005:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	1,677,014	$26.94	762,448
Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions

Real Estate Services

We provide real estate services to The Oliver Carr Company and its subsidiaries and affiliates (collectively, “OCCO”). OCCO is owned by a trust of which Thomas A. Carr, our Chairman of the Board of Directors and Chief Executive Officer, and several of his immediate family members are beneficiaries. In addition, Oliver T. Carr, Jr., Thomas A. Carr’s father, serves as trustee of the trust. In 2005, we received $692,990 for real estate services provided to OCCO.

We also provide real estate services to a joint venture in which we, OCCO, Oliver T. Carr, Jr., and Martha Carr, Thomas A. Carr’s mother, have interests. We received $617,315 for these services during 2005.

We also provide real estate services to Carr Capital Corporation and its subsidiaries, in which OCCO, Oliver T. Carr, Jr. and Oliver T. Carr, III, Thomas A. Carr’s brother, have interests. We received $292,812 for these services during 2005.

In 2005, we represented Preferred Offices, LLC in connection with its lease of office space in Washington, D.C. for which we received $140,382 during 2005. Preferred Offices, LLC is owned by Oliver T. Carr, Jr.

Indemnification Obligations

In connection with the HQ Global Workplaces, Inc./VANTAS Incorporated merger transaction in June 2000, we agreed to indemnify all of the individuals who served as directors of HQ Global at the time of the transaction, including Messrs. Thomas A. Carr and Philip L. Hawkins, with respect to any losses incurred by them in connection with certain litigation matters, not covered from reimbursement by HQ Global or by insurance proceeds. It was expected at the time that these former directors would be indemnified against any of these losses by HQ Global, as required by HQ Global’s certificate of incorporation and bylaws. HQ Global indicated that it did not intend to satisfy its indemnity obligation to these directors. As a result, we have paid the costs incurred by these directors in connection with the above litigation matters. During 2004, we paid approximately $147,013 in legal expenses pursuant to this indemnification arrangement. In February 2005, we settled the litigation and obtained a release of claims against all defendants, including Messrs. Carr and Hawkins, in consideration of a payment of $1.2 million.

Employment Arrangements

Robert O. Carr, the brother of Thomas A. Carr, is President of CarrAmerica Urban Development, LLC, one of our indirect wholly-owned subsidiaries. From January 1, 2005 through March 31, 2006, we paid Mr. Robert Carr the following amounts:

Year	Salary	Bonus	Restricted Stock and Cash Value Awards
2006	$68,462	$250,000	$231,034
2005	245,980	327,047	72,143

Item 14. Principal Accountant Fees and Services

Disclosure of KPMG LLP Fees for the Years Ended December 31, 2005 and 2004

For services rendered during or in connection with our fiscal years 2005 and 2004, as applicable, KPMG LLP billed the following fees:

	2005		2004
Audit Fees	$958,000		$1,144,500
Audit-Related Fees	61,000	(1)	30,000	(3)
Tax Fees	213,436	(2)	294,691	(4)
All Other Fees	0		0

(1)	Accounting research and consultations - $50,000, and $11,00 for an employee benefit plan.
(2)	Consisted of $100,840 for tax compliance services and $112,596 for tax advisory services.
(3)	Consisted of $20,000 for accounting research and consultations and other services and $10,000 for an employee benefit plan audit.
(4)	Consisted of $140,347 for tax compliance services and $154,344 for tax advisory services.

Pre-Approval of Audit and Non-Audit Services

Our Audit Committee, which has the sole authority to pre-approve any engagement of CarrAmerica’s independent auditor to provide audit, audit-related or non-audit services, has established policies and procedures for approving all professional services rendered by KPMG LLP. Under our pre-approval policies and procedures, our Audit Committee may not delegate the pre-approval of audit services to management of CarrAmerica but itself must pre-approve all audit services and permissible non-audit services provided by our independent auditors. The Audit Committee generally reviews and approves engagement letters for audit services before the provision of those services commences. For all other services, the Audit Committee has pre-approved the use of KPMG LLP for specific services up to certain pre-determined dollar limits. Any services not specified or services which will exceed the pre-determined dollar limits must be approved by the Chairman of the Audit Committee or another designated member of the Audit Committee. The member to whom such authority is delegated is responsible for reporting action taken to the Audit Committee at its next meeting.

PART IV

Item 15. Exhibits and Financial Statements Schedules

15(a)(3) Exhibits

3.1	Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation, as amended on April 29, 1996 and April 30, 1996 and Articles Supplementary thereto, dated October 24, 1996 and August 11, 1997 (incorporated by reference to Exhibit 3.1 to the Company’s 2005 Annual Report on Form 10-K)

3.2	Articles of Amendment of Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation effective May 7, 1998 (incorporated by reference to Exhibit 3.2 to the Company’s 2005 Annual Report on Form 10-K)

3.3	Articles of Amendment of Amended and Restated Articles of Incorporation of CarrAmerica Realty Corporation effective May 1, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003)

3.4	Articles of Amendment of Amendment and Restatement of Articles of Incorporation of CarrAmerica Realty Corporation, effective May 2, 2002 (incorporated by reference to Exhibit 3.8 to the Company’s 2002 Annual Report on Form 10-K)

3.5	Third Amendment and Restatement of By-Laws of CarrAmerica Realty Corporation adopted July 31, 2003, as amended on February 5, 2004 (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004)

4.1	Indenture, dated as of July 1, 1997, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company’s 2005 Annual Report on Form 10-K)

4.2	Indenture, dated as of February 23, 1998, by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee, Relating to the Company’s 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s 2005 Annual Report on Form 10-K)

4.3	Indenture, dated as of October 1, 1998 by and among the Company, as Issuer, CarrAmerica Realty, L.P., as Guarantor, and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s 2005 Annual Report on Form 10-K)

4.4	Indenture, dated as of January 11, 2002, by and among CarrAmerica Realty Corporation, CarrAmerica Realty, L.P., as Guarantor, and U.S. National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2002)

4.5	Articles Supplementary relating to Series E Cumulative Redeemable Preferred Stock of CarrAmerica Realty Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2003)

4.6	Indenture (Senior Debt Securities), dated as of June 23, 2004, by and among CarrAmerica Realty Operating Partnership, L.P., as Primary Obligor, CarrAmerica Realty Corporation, as Guarantor, CarrAmerica Realty, L.P., as Guarantor, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, No. 333-114049)

4.7	Indenture (Subordinated Debt Securities), dated as of June 23, 2004, by and among CarrAmerica Realty Operating Partnership, L.P., as Primary Obligor, CarrAmerica Realty Corporation, as Guarantor, CarrAmerica Realty, L.P., as Guarantor, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, No. 333-114049)

4.8	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

4.9	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 6.625% Notes due 2005 and 6.875% Notes due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

4.10	First Supplemental Indenture, dated as of June 30, 2004, by and among CarrAmerica Realty Corporation, as original issuer, CarrAmerica Realty, L.P., as guarantor, CarrAmerica Realty Operating Partnership, L.P., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as Trustee, relating to the 7.20% Notes due 2004 and 7.375% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.1	Amended and Restated Agreement of Limited Partnership of Carr Realty Holdings, L.P. dated as of December 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s 2003 Annual Report on Form 10-K)

10.2	1993 Carr Realty Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11, No. 33-53626)+

10.3	1995 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, No. 33-92136)+

10.4	First Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s 2005 Annual Report on Form 10-K)+

10.5	Second Amendment to CarrAmerica Realty Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s 2005 Annual Report on Form 10-K)+

10.6	1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s 2005 Annual Report on Form 10-K)+

10.7	First Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s 2005 Annual Report on Form 10-K)+

10.8	Second Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s 2005 Annual Report on Form 10-K)+

10.9	Third Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s 2005 Annual Report on Form 10-K)+

10.10	Fourth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s 2005 Annual Report on Form 10-K)+

10.11	Fifth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s 2005 Annual Report on Form 10-K)+

10.12	Noncompetition and Restriction Agreement by and among The Oliver Carr Company, Oliver T. Carr, Jr., Carr Realty Corporation and Carr Realty, L.P. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11, No. 33-53626)+

10.13	Consolidated, Amended and Restated Promissory Note dated March 19, 1999 from Carr Realty, L.P. to the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.13 to the Company’s 2005 Annual Report on Form 10-K)

10.14	Consent Agreement dated December 19, 2003 by and between the Northwestern Mutual Life Insurance Company and Capital 50 Associates (incorporated by reference to Exhibit 10.14 to the Company’s 2003 Annual Report on Form 10-K)

10.15	Consent Agreement dated December 19, 2003 by and between the Northwestern Mutual Life Insurance Company and Carr Realty, L.P. (incorporated by reference to Exhibit 10.15 to the Company’s 2003 Annual Report on Form 10-K)

10.16	Consolidated, Amended and Restated Deed of Trust and Security Agreement dated March 19, 1999 by and among Carr Realty, L.P., William H. Norton, and the Northwestern Mutual Life Insurance Company (incorporated by reference to Exhibit 10.16 to the Company’s 2005 Annual Report on Form 10-K)

10.17	Indemnification and Escrow Agreement by and among FrontLine Capital Group, CarrAmerica Realty Corporation and the other parties named therein dated as of June 1, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s 2005 Annual Report on Form 10-K)

10.18	Stockholders Agreement among FrontLine Capital Group, HQ Global Workplaces, Inc. and CarrAmerica Realty Corporation dated as of June 1, 2000 (incorporated by reference to Exhibit 10.18 to the Company’s 2005 Annual Report on Form 10-K)

10.19	Amended and Restated Limited Liability Company Agreement Carr Office Park, L.L.C., dated as of August 15, 2000 (incorporated by reference to Exhibit 10.19 to the Company’s 2005 Annual Report on Form 10-K)

10.20	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Philip L. Hawkins, dated May 6, 1999 (incorporated by reference to Exhibit 10.20 to the Company’s 2005 Annual Report on Form 10-K)+

10.21	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Thomas A. Carr, dated May 6, 1999 (incorporated by reference to Exhibit 10.21 to the Company’s 2005 Annual Report on Form 10-K)+

10.22	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Karen B. Dorigan, dated February 6, 2001(incorporated by reference to Exhibit 10.22 to the Company’s 2005 Annual Report on Form 10-K)+

10.23	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Stephen E. Riffee, dated April 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)+

10.24	Change in Control Employment Agreement by and between CarrAmerica Realty Corporation and Linda Madrid, dated January 29, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)+

10.25	Guaranty of Payment dated June 28, 2001 by CarrAmerica Realty L.P. in favor of Chase Manhattan Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.26	Amended and Restated Revolving Credit Agreement, dated as of June 30, 2004, by and among CarrAmerica Realty Operating Partnership, L.P. as Borrower, CarrAmerica Realty Corporation as Guarantor, CarrAmerica Realty, L.P. as Guarantor, JPMorgan Chase Bank, as Administrative Agent, and other Banks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.27	Amended and Restated Guaranty of Payment, dated as of June 30, 2004, by CarrAmerica Realty Corporation and CarrAmerica Realty, L.P. in favor of JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.28	Amended and Restated Agreement of Limited Partnership of CarrAmerica Realty Operating Partnership, L.P., dated as of June 30, 2004 (incorporated by reference to Exhibit 10.32 to the Company’s 2004 Annual Report on Form 10-K)

10.29	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 26, 2005)+

10.30	Form of Restricted Stock Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2005)+

10.31	Guidelines of Named Executive Officer Compensation Program adopted by the Executive Compensation Committee of the Registrant on January 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2005)+

10.32	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 26, 2005)+

10.33	Form of Deferred Stock Unit Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 25, 2005)+

10.34	Form of Stock Option Agreement between the Company and officers, directors and certain employees of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 25, 2005)+

10.35	Summary of Compensation for Named Executive Officers adopted by the Executive Compensation Committee of the Registrant on January 27, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 2, 2005)+

10.36	Summary of Director Compensation Arrangements (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed on February 25, 2005)+

10.37	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 25, 2005, by and among CarrAmerica Operating Partnership, L.P., CarrAmerica Realty Corporation, as Guarantor, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2005)

10.38	Formation and Contribution Agreement, dated as of March 31, 2005, by and among RREEF America REIT II Corp. TTT and CarrAmerica Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2005)

10.39	Eighth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 2, 2005)+

10.40	Ninth Amendment to CarrAmerica Realty Corporation 1997 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 2, 2005)+

10.41	Summary of Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2005)+

10.42	First Amendment to Amended and Restated Agreement of Limited Partnership of Carr Realty Holdings, L.P., dated as of June 30, 2004 (incorporated by reference to Exhibit 10.42 to the Company’s 2005 Annual Report on Form 10-K)

11.1	Statement regarding computation of per share earnings (incorporated by reference to footnote 1(k) of the notes to the financial statements of the Company’s 2005 Annual Report on Form 10-K)

12.1	Statement re: Computation of ratios (incorporated by reference to Exhibit 12.1 to the Company’s 2005 Annual Report on Form 10-K)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s 2005 Annual Report on Form 10-K)

23.1	Consent of KPMG LLP, dated February 22, 2006 (incorporated by reference to Exhibit 23.1 to the Company’s 2005 Annual Report on Form 10-K)

24.1	Power of Attorney of Andrew F. Brimmer (incorporated by reference to Exhibit 24.1 to the Company’s 2005 Annual Report on Form 10-K)

24.2	Power of Attorney of Joan Carter (incorporated by reference to Exhibit 24.2 to the Company’s 2005 Annual Report on Form 10-K)

24.3	Power of Attorney of K. Dane Brooksher (incorporated by reference to Exhibit 24.3 to the Company’s 2005 Annual Report on Form 10-K)

24.4	Power of Attorney of Wesley S. Williams, Jr. (incorporated by reference to Exhibit 24.4 to the Company’s 2005 Annual Report on Form 10-K)

24.5	Power of Attorney of Robert E. Torray (incorporated by reference to Exhibit 24.5 to the Company’s 2005 Annual Report on Form 10-K)

24.6	Power of Attorney of Bryce Blair (incorporated by reference to Exhibit 24.6 to the Company’s 2005 Annual Report on Form 10-K)

24.7	Power of Attorney of Patricia Diaz Dennis (incorporated by reference to Exhibit 24.7 to the Company’s 2005 Annual Report on Form 10-K)

31.1	Rule 13a-14(a) Certification from Mr. Thomas A. Carr, dated April 28, 2006*

31.2	Rule 13a-14(a) Certification from Mr. Stephen E. Riffee, dated April 28, 2006*

32.1	Section 1350 Certification from Mr. Thomas A. Carr and Mr. Stephen E. Riffee, dated February 22, 2006 (incorporated by reference to Exhibit 32.1 to the Company’s 2005 Annual Report on Form 10-K)

*	Filed herewith
+	Denotes a management contract or compensatory plan contract or arrangement

15(b) Exhibits

The list of exhibits filed with this report is set forth in response to Item 15(a)(3). The required exhibit index has been filed with the exhibits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the District of Columbia on April 28, 2006.

CARRAMERICA REALTY CORPORATION

By:	/s/ THOMAS A. CARR
Thomas A. Carr Chairman of the Board and Chief Executive Officer